Form 10-K
period 2010-12-31
ExamWorks Group, Inc.
filed 2011-03-11
CIK 1498021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

Commission File No. 001-34930

EXAMWORKS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	27-2909425 (I.R.S. Employer Identification No.)

3280 PEACHTREE ROAD, N.E., SUITE 2625
ATLANTA, GEORGIA 30305
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code:
(404) 952-2400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class COMMON STOCK, $.0001-PAR VALUE PER SHARE	Name of each exchange on which registered NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter is not available because the registrant’s stock did not begin trading until October 28, 2010.

ExamWorks Group, Inc. had 33,682,983 shares of Common Stock outstanding as of March 4, 2011.

EXAMWORKS GROUP, INC.  AND SUBSIDIARIES
DECEMBER 31. 2010
FORM 10-K ANNUAL REPORT

i

Forward-looking Statements

This report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements convey current expectations or forecasts of future events for ExamWorks Group, Inc. and its consolidated subsidiaries (also referred to herein as “we”, “our”, “us”, “Company” or “ExamWorks”). All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking. You can identify forward-looking statements by terminology such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” “can,” “continue,” or “may,” or the negative of these terms or other similar expressions that convey uncertainty of future events or outcomes. The following uncertainties and factors, among others (including the factors described in the section entitled “Risk Factors” in this report), could affect our future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements:

●           our limited operating history;
●           our ability to implement our growth strategy and acquisition program;
●           our ability to integrate completed acquisitions;
●           our expansion into international markets;
●           our ability to secure additional financing;
●           regulation of our industry;
●           failure to effectively and efficiently develop and integrate our information technology platform;
●           our ability to protect our intellectual property rights and other information, including non-public medical related personal information;
●           our ability to compete successfully;
●           our ability to retain qualified physicians and other medical providers for our medical panel;
●           our ability to retain our clients;
●           our ability to provide our services in an accurate, timely and efficient manner;
●           our ability to retain key management personnel; and
●           restrictions in our credit facility and future indebtedness.

There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discuss in this report under the caption “Risk Factors.” You should read these factors and the other cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

This report also contains statistical data and estimates, including those relating to market size and growth rates of the markets in which we participate, that we obtained from industry publications and generated with internal analysis and estimates. These publications include forward-looking statements made by the authors of such reports. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions. Actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Some data and information are also based on our good faith estimates, which are derived from our review of internal surveys as well as the independent sources listed above. Although we believe these sources are reliable, we have not independently verified the information and cannot assure you of its accuracy or completeness.

Part I

Item 1. Business

Our Company

ExamWorks is a leading provider of independent medical examinations, or “IMEs”, peer and bill reviews, and related services, which include litigation support services, administrative support services and medical record retrieval services, and which we collectively refer to as IME services or the IME industry. We provide these IME services through our medical panel of independently contracted, credentialed physicians and other medical providers. Our clients include property and casualty insurance carriers, law firms, third-party claim administrators, and government agencies that use independent services to confirm the veracity of claims by sick or injured individuals for workers’ compensation, automotive, personal injury liability and disability insurance coverage. We help our clients manage costs and enhance their risk management processes by verifying the validity, nature, cause and extent of claims, identifying fraud and providing fast, efficient and quality IME services.

We provide our clients with the local presence, expertise and broad geographic coverage they increasingly require. Our size and geographic reach give our clients access to our medical panel and proprietary information technology infrastructure that has been specifically designed to streamline the complex process of coordinating referrals, scheduling appointments, complying with regulations and client reporting. Our primary service is to provide IMEs that give our clients authoritative and accurate answers to questions regarding the nature and permanency of medical conditions or personal injury, their cause and appropriate treatment. Additionally, we provide peer and bill reviews, which consist of medical opinions by members our medical panel without conducting physical exams, and the review of physician and hospital bills to examine medical care rendered and its conformity to accepted standards of care.

The qualifications, experience and availability of physicians and other medical providers are critical to the IME industry, as they are the primary determinants of the speed and quality with which IME services are performed. We provide our physicians and other medical providers with seamless document management, scheduling, transcription and tracking systems, helping them increase efficiency and optimize the number of IME services they can conduct based on their availability. Our ability to minimize administrative burden and schedule appointments efficiently encourages physicians and other medical providers to perform IME services through us. Based on client and physician feedback, we believe our medical panel effectively meets our clients’ needs.

Our revenues consist primarily of fees per IME service performed. Our fees vary by physician/medical provider, specialty and type of service. Our primary costs are the payments made to physicians and other medical providers on our medical panel. Our costs are variable as members of our medical panel are independent contractors, allowing us to maintain and manage our operating margins more effectively. Our long-standing relationships with clients have resulted in historically consistent and recurrent demand for our services.

On July 14, 2008, we acquired three IME businesses in New York, New Jersey and Texas. Since then, we have acquired 27 additional IME businesses, including IME businesses in Canada and in the United Kingdom, and a leading provider of software solutions to the IME industry. As a result of our corporate infrastructure and scale, our acquired businesses have generally been able to increase revenues and improve operating margins post acquisition. In addition, we have developed and refined our services by identifying and integrating processes from acquired businesses throughout our entire organization that require accountability, set clear sales goals, and track progress effectively.

Today, we are an international company delivering our services in all 50 U.S. states, Canada and the United Kingdom. Our operating model enables us to provide our clients with the localized services they are accustomed to, while realizing the benefits of scale that accrue to a larger, integrated company.

Initial Public Offering

On November 2, 2010, we completed an initial public offering of common stock.  The total offering size was 11,845,000 shares (after exercise by the underwriters of their over-allotment option), consisting of 9,290,114 shares issued by us and 2,554,886 shares sold by existing stockholders of the Company.  The Company’s common stock is traded on the New York Stock Exchange under the symbol “EXAM.”

Significant Recent Developments

Exercise of Accordion Feature Under Senior Revolving Credit Facility

In February 2011, ExamWorks exercised the accordion features of our senior secured revolving credit facility, dated October 11, 2010, by and among the Company, the guarantors party thereto, Bank of America, N.A., as administrative agent, and the other lenders party thereto.  The exercises of the accordion features increased the committed capacity of the Credit Facility by $65 million, from a total of $180 million to a total of $245 million.

Acquisition of MES Group, Inc.

On February 28, 2011, through our wholly-owned subsidiary ExamWorks, Inc., we acquired MES Group, Inc. (“MES”), a leading provider of IMEs, peer reviews, bill reviews and utilization reviews.  Pursuant to the terms of a Stock Purchase Agreement dated January 11, 2011, ExamWorks purchased all of the issued and outstanding shares of capital stock of MES from the shareholders of MES for $215 million.  We paid total consideration consisting of $175 million in cash, 1,424,501 shares of our common stock with a fair value of $30 million (using a value of  $21.07 per share, the closing price of  our common stock on February 28, 2011), and the payoff of $10 million of indebtedness under MES’ credit facilities.

Industry Opportunity

We believe the IME industry represented sales volumes in 2009 of approximately $4 billion in the U.S., $0.6 billion in Canada and $0.5 billion in the United Kingdom based on our analysis of data reported by the U.S. National Association of Insurance Commissioners (“U.S. NAIC”), the Insurance Bureau of Canada, the Association of Workers’ Compensation Boards of Canada and the Association of British Insurers regarding the number of claims made in 2009 for which IME services may be requested in insurance lines we service, the estimated average price for IMEs and our knowledge of the IME market, our competitors and potential acquisition targets.

The following clients routinely request IME services:

Clients	Description
Insurance Companies	Mainly claims adjusters and in-house counsel for major insurance companies covering workers’ compensation, automotive, personal injury liability and disability insurance claims.

Law Firms	Attorneys who request IME services based on specific claims for insurance carriers.

Third-Party Claim Administrators (“TPA”)	Process claims and administer benefits for large self-insured corporations that outsource claims management.

Government Agencies	Government agencies across the federal, state and local levels (e.g., U.S. Department of Labor and Health Canada).

State Funds	State-run payors that provide mandatory workers’ compensation insurance to companies.

The IME industry is highly fragmented, consisting of an estimated 500 companies in the U.S., most of which are privately owned and generate less than $10 million in annual revenues, and thousands of independent physicians and other medical providers. Many of these companies provide IME services to only one line of business and only at a local or regional level. In contrast, we believe the needs and requirements of IME clients are evolving and are increasingly sophisticated, requiring a broader portfolio of services, uniform quality standards, consistent reporting and robust administrative and information systems necessary to meet their needs across multiple geographies and lines of business.

IME Industry Growth Drivers

We believe the IME industry presents IME services providers like us with continued potential for growth and profitability through consolidation, growth in international markets, and capture of market share from IME companies without a national infrastructure, large credentialed medical panel and/or robust technology platform. The following are some of the factors that contribute to these opportunities:

●
IME services are used for a large number of claims. IME services are regularly used by insurance companies, law firms, TPAs, government agencies and state funds for the evaluation of non-litigated and litigated claims. In the U.S. IME market, we estimate, based on data reported by the U.S. NAIC, that approximately 25 million workers’ compensation, automotive, personal injury liability and disability insurance claims are made per year, many of which are potentially subject to IME services. Particular types of claims with high economic value, such as permanent disability, typically require IMEs and have shown strong demand in recent years.

●
Cost containment and risk management will be primary areas of focus. Current macroeconomic, demographic and regulatory trends, including increased medical costs and administrative and regulatory burdens, will continue to pressure users of IME services to better manage costs and mitigate risks. If settled, claims are usually paid as a multiple of medical expenses and other costs accrued. Consequently, clients increasingly demand fast, accurate and efficient provision of IME services to help manage costs.

●
Demand for IME services due to the prevalence of fraud. The National Health Care Anti-Fraud Association estimates that 3% of all healthcare spending in the U.S., approximately $68 billion in 2007, was lost to fraud. With ongoing efforts to address healthcare fraud, we expect the demand for IME services to increase.

●
Sources of low-risk revenue are increasingly attractive to physicians. Pressure in the healthcare industry on physician compensation encourages physicians to take on additional work, including performing IME services to supplement their incomes. There is almost no reimbursement risk associated with performing IME services as physicians are paid on a per service basis at a pre-negotiated rate. Consequently, demand from physicians to perform IME services is expected to remain strong.

●
International markets represent key growth opportunities. There are several international markets with demand for IME services either due to regulatory requirements, such as national health programs, or private-sector adoption of claims validation practices to better manage costs and mitigate risks.

●
Industry fragmentation, inefficiencies and lack of scale present challenges for smaller IME companies. The IME industry is highly fragmented and smaller IME companies may provide IME services inefficiently and with inconsistent quality. With ongoing pressure in the IME industry to reduce costs, improve quality, and improve workflow efficiency, we believe the market opportunity for IME companies with a comprehensive portfolio of services and broad geographic coverage is significant.

Our Competitive Strengths

While we compete with a large number of primarily local and regional IME providers, we believe our competitive strengths include the following:

●
Growing brand name associated with market leading capabilities. Our ExamWorks brand has distinct geographic and market strengths which continue to grow stronger as we build our national and international presence. We are known by our clients as having industry leading capabilities and continue to position ourselves as the optimal IME services provider for insurance companies and other clients as well as physicians and other medical providers. As we acquire companies, we seek to maintain the relationships and recognition associated with the acquired brand. We believe that as our brand strength improves, we will continue to attract clients and qualified physicians and other medical providers to our medical panel.

●
Well positioned to capture market share. With our focus on national accounts, our long-standing local relationships and our national and international footprint, we believe we are well positioned to continue to capture market share at the local and national level. To date, we have been successful in being named a preferred vendor for many of the largest insurers and are in the process of adding more national accounts to our client list. Our recent acquisition of MES has also added significant expertise in the management and marketing to national accounts.  As a preferred vendor, local offices of national accounts, while generally maintaining discretion, are free to utilize our services over other vendors. Consequently, as we add national accounts and proactively sell our services to our clients through our sales force, we should continue to receive new business and grow our market share. The quality of our long-standing relationships with our clients has historically provided consistent and recurrent demand for our services.

●
Large, qualified and experienced medical panel. We believe our medical panel represents one of the IME industry’s leading groups of widely accessible, experienced and credible physicians and other medical providers. We have relationships with physicians and other medical providers across nearly every medical specialty. We are able to attract and retain our highly qualified medical panel through our ability to fill schedules and offer a full range of administrative services. We believe that quality of service, professionalism and speed of IME or review completion are key areas of focus for our clients and we work with our medical panel to ensure that we meet or exceed client expectations.

●
Leading technology platform. Our IME*Centric technology platform streamlines our business processes and reduces administrative operating costs with industry leading coordination of patient referrals, appointment scheduling, client reporting and real-time case tracking. We believe that the complexities of the IME industry and client demand for a broader, more cost-effective portfolio of services will continue to benefit companies like us, which remain at the forefront of technological innovation.

●
Proven track record of successfully completing and integrating key acquisitions. Our growth is supplemented by selective, disciplined acquisitions to expand our geographic coverage, provide new or complementary lines of business, expand our portfolio of services and increase our market share. Since our founding, we have acquired 30 IME businesses and have a track record of successfully integrating acquired businesses into our operations. Through rapid and effective integration, we have been able to utilize acquired platforms to cross-sell IME services. As awareness of our brand continues to increase, we find that smaller IME companies increasingly want to join ExamWorks. To date, we have successfully realized several key benefits through our acquisition strategy, including (i) the scale to operate efficiently while retaining the critical local office presence, (ii) the ability to offer our clients a leading medical panel, (iii) service-specific processes which are rapidly shared throughout our entire Company and (iv) the opportunity to introduce new products and services, and enter new markets and geographies.

●
Experienced management team. Our management team has an in-depth understanding of the IME industry as well as extensive experience growing companies profitably, both organically and through acquisitions. Prior to founding our Company, our senior executive team founded and operated three successful public companies. They bring extensive experience in growing businesses organically and acquisitively, having successfully integrated over 80 acquisitions during their careers. Many of the members of the executive management team have worked together closely over the past 15 years. Since ExamWorks’ inception, the management team has sourced and successfully completed 30 acquisitions.  In addition, the MES acquisition has added a large number of highly experienced industry veterans to our management team.

Our Growth Strategies

Our objective is to continue to be a leading provider of IME services, and to build on our position as an essential and trusted service provider in claims validation and verification processes. Our principal strategies to meet our objectives are:

Maintain Strong Organic Growth

We believe the following initiatives will allow us to continue to grow:

●
Drive sales growth. As many of our acquired companies were family-owned businesses built on local relationships, they often did not have well-developed management strategies, policies and procedures. We have been able to implement processes that require accountability, set clear sales goals, and track progress effectively, enabling us to increase the number of IME services provided to existing clients. This, in turn, has increased the growth and profitability of our acquired companies.

●
Sell additional services to existing clients. With locations serving the U.S., Canada and the United Kingdom, we are able to use our large network to efficiently share services expertise within our sales force. By accelerating the knowledge transfer and cross-selling capabilities of our sales force, we are able to offer additional IME services to existing clients (for example, peer and bill reviews to existing IME clients). This allows us to capture additional market share and grow our presence in markets by increasing utilization of our existing platform across all IME service offerings.

●
Cross-sell into other insurance lines of business. Currently we have clients that use our services for a specific line of business. We can increase sales to existing clients through cross-selling into additional lines of business, such as workers’ compensation, automotive, personal injury liability and disability.

●
Expand geographic footprint with existing clients. We intend to build on our local relationships and expand into new geographies where our clients operate. As many of our clients have a broad national and/or international presence, we believe our strong relationships and reputation for providing quality IME services will provide us with opportunities to receive intra-client referrals and increase our geographic footprint. As we expand geographically and serve clients in new geographic regions, we expect our national account program to build momentum and for us to become a preferred provider for more of our clients.

Pursue Acquisitions

We believe, based on our knowledge of the IME market, our competitors, our acquired businesses and potential acquisition targets, that we are the largest provider of IME services in the U.S. based on revenues, and the only provider with operations in both Canada and the United Kingdom. However, we estimate that our revenues represent only approximately 7% of the markets we serve. We believe that the remainder of the market is serviced by local and regional companies and thousands of physicians and other medical providers.  As a result, we believe this fragmented industry provides many opportunities for acquisitions. We plan to continue to pursue acquisitions to grow our business in existing markets and add new service areas and geographies, including new international markets. We have a history of successfully integrating acquired businesses and have acquired 30 IME businesses to date. The acquisitions have allowed us to diversify our portfolio of services and expand our geographic footprint.

As we grow our reputation and recognition in the IME industry, we believe more IME companies will want to join ExamWorks. Since the IME industry is highly fragmented, we believe we will have additional opportunities to identify and capitalize on complementary acquisitions in the future.

Our Services, Medical Panel and Technology Platform

Our services primarily include IMEs and peer and bill reviews which are provided by members of our medical panel. Our portfolio of IME services meets the urgent claims evaluation needs of our clients by verifying the validity, nature, cause and extent of claims, identifying fraud and providing fast, efficient and quality IME services.

Independent Medical Examinations (“IMEs”)

Our primary service is to arrange for the provision of IMEs that give our clients authoritative and accurate answers to questions regarding the nature and permanency of medical conditions or personal injury, their cause and appropriate treatment. Clients use IMEs as part of their claims or liability management process in order to confirm the veracity of claims by sick or injured individuals for workers’ compensation, automotive, personal injury liability and disability insurance coverage. Our independent and clearly written opinions, prepared by our credentialed panel of physicians and other medical providers, address both medical and legal competencies. In most cases, clients cannot perform the services in-house, as there is a need to perform IMEs independently, objectively and in a cost-effective manner. IMEs are also used by attorneys for legal disputes and proceedings related to personal injury and other claims. In the case of litigated claims, physicians and medical providers on our medical panel are able to provide expert testimony.

Peer Reviews

We offer a full range of peer review services, including medical record reviews, nurse file reviews, utilization reviews and radiology reviews by members of our medical panel. Our peer reviews, which are performed by members of our medical panel, provide an informed, credible, and evidence-based medical opinion of a claimant’s condition and treatment. These reviews examine and include opinions as to (i) causal relationships, (ii) reasonableness and appropriateness of treatment, (iii) mitigating conditions with relevant associated and degenerative conditions and (iv) the necessity of medical service and treatment, all for the purpose of facilitating the fair and proper handling of claims.

Bill Reviews

We offer a full range of bill review services, including physician and hospital bill reviews and surgical cost estimates. Bill reviews examine the specific medical care rendered and how its relevance and cost conform to industry accepted standards of care. Physician and hospital bill reviews are used to facilitate the adjudication, settlement or resolution of a medical bill or claim, through a line item audit for every charge on the bill, based on service rates from local market data. Our surgical cost estimates, performed by credentialed registered nurses on our medical panel, highlight ways in which costs can be anticipated, managed, and reduced. This service provides insight into prospective procedures, likely rehabilitation and implications for disability and costs, and is particularly helpful in addressing claims where medical severity continues to increase.

Other IME related services

We also offer a variety of other IME related services including litigation support services, medical record retrieval services and administrative support services. Litigation support services involve a member of our medical panel providing expert testimony on behalf of our clients. Medical record retrieval services are performed by an ExamWorks employee and involve the physical retrieval of the claimant’s historical medical records typically in conjunction with an IME or a peer review. Administrative support services are performed by an ExamWorks employee and involve the completion and submission of forms required for the request of exams on behalf of our clients.

Medical Panel

Our IME services are performed by a panel of experienced and credentialed physicians and other medical providers, which include dentists, chiropractors, psychologists, acupuncturists, physical therapists, nurses, and social workers, among others. Our medical panel consists of physicians and other medical providers who have performed services and received compensation from us and our acquired businesses. These physicians and other medical providers are engaged by us on an independent contractor basis, which is customary in the IME industry. Because members of our medical panel are independent contractors, as opposed to employees, we do not withhold income or other employment related taxes, pay employment related taxes, provide workers’ compensation insurance, or directly assume any malpractice liabilities with respect to them. Utilization of members on our medical panel is heavily dependent on geographic location and certain specialties, including orthopedic, chiropractic, rehabilitation and neurology specialties. Importantly, our medical panel costs are variable, allowing us to effectively maintain and manage our operating margins. We have been able to attract and retain members of our own panel through our ability to fill schedules and offer a full range of administrative services. We also employ in-house recruiters who are responsible for the identification and recruitment of members of our medical panel, and members of our panel also serve as a source of referrals.

Members of our medical panel must have extensive applicable experience and a clinical background, an active medical practice, and/or hold a position in a reputable medical or clinical facility. To the extent applicable, we require our physicians and other medical providers to (i) be board certified, licensed or accredited practitioners of related and supporting medical specialties, (ii) have proof of medical malpractice insurance; (iii) pass background checks for disciplinary action; (iv) maintain offices that are well kept and clean; (v) submit to regularly scheduled site inspections to ensure that the highest standards of courtesy and professionalism are observed; and (vi) be available to testify when needed.

The credentialing of physicians and other medical providers is a critical component of our ability to provide and maintain the integrity and quality of our services and compete effectively. All physicians and other medical providers in our panel must comply with any and all requests for information and with our credentialing procedures. The process starts with each physician and other medical provider completing a comprehensive questionnaire that is reviewed carefully, and primary source verification methods are used to verify his or her license status and other professional qualifications. Primary source verification involves a direct contact with the sources of licenses and qualifications to confirm that information provided to us about licenses and qualifications are legitimate and current. As we acquire businesses, we implement our credentialing policies and procedures to ensure that all of our acquired businesses operate on a consistent basis and in conformity with our procedures as quickly as reasonably possible after being acquired.

Technology Platform

Through our acquisition of IME Software Solutions in July 2009, we acquired IME*Centric a leading platform software solution for the IME industry and are in the process of deploying this technology. We are now able to customize specific software initiatives to meet our clients’ needs and to support our strategic objectives. With IME*Centric, we provide clients with access to our HIPAA-compliant web portal and computing network that automates a host of tasks that can otherwise consume a significant amount of time for both our staff and our clients. Specific functions of our technology platform include central data collection, data privacy controls, elimination of cost centers, business continuity procedures, and data mining capabilities. We use real-time feedback from our clients to improve functionality and performance of our technology and processes and incorporate these improvements into our portfolio of services on a regular basis.

IME*Centric links our clients with our IME platform and medical panel and allows for the following functionality:

●           Online referrals and electronic record submission.

●           Automated forms generation.

●           Search and scheduling.

●           Review and comment on documents and physician reports.

●           Tracking and auditing.

The architecture of our IME*Centric technology platform is built in a Private Virtual Cloud Computing Network (“PVCCN”).

In addition, through our acquisition of MES in February 2011, we acquired OMS, another leading software platform for the IME industry. The OMS software solution shares many of the features of IME*Centric and is fully deployed throughout all of MES’ service centers.  To date, the IME*Centric software solution has been deployed in the majority of our other service centers. As we continue to run IME*Centric and OMS, our ownership of both solutions provides us with the flexibility to build a technology platform that combines the strengths of both systems.

The development and deployment of our technology platform is led by our Chief Information Officer and managed centrally by dedicated team leaders and other members of our information technology department. We plan to continue developing our technological capabilities nationally and internationally and enhancing the competitive advantages our technology platform provides.

Acquisitions

We have substantial experience in identifying, acquiring and integrating IME services businesses. Since our inception, we have acquired 30 IME businesses and have a track record of successfully integrating acquired businesses into our operations. These acquisitions have enabled us to establish a presence in new markets, strengthen our position in existing markets and add new or complementary lines of business to our portfolio of services. Our management team executes our growth strategy by being involved in the process of identifying complementary acquisition opportunities in new and existing markets. Our management team is experienced, having collectively coordinated due diligence, negotiation and execution for all acquisitions to date.

We anticipate that we will continue to acquire companies in geographic regions in which we currently have a limited presence or that offer a complementary portfolio of services to those that we already provide, and would consider suitable acquisition candidates, characterized by several, if not all, of the following attributes:

●           an experienced and talented management team prepared to make a commitment to executing our strategic business plan.

●           specialization in certain services that may be beneficial to or complement our other companies.

●           a demonstrated record of organic growth and profitability, or capable of achieving our minimum financial performance targets in the near term.

Our process to source, execute and integrate acquisition targets has been successful to date, as we have been able to identify suitable targets efficiently and close the vast majority of transactions we initiated. Our acquisition process includes several key steps. During sourcing, we either identify potential targets directly or receive inbound requests from smaller IME or IME-related businesses interested in joining ExamWorks. Our preliminary assessment consists of an evaluation of the target’s financial performance and fit with our business model and culture. If a proposal is considered, we formulate a suitable bid based on a critical assessment of the target’s historical and projected performance. We always aim to negotiate and complete purchase agreements as efficiently as possible. During the final stage of closing and integration, we strive to introduce concrete goals and objectives and implement professional management practices to ensure that the target’s culture and processes are consistent with those of ExamWorks.

ExamWorks Acquisitions

From our inception through the date of this filing, we have closed the following acquisitions:

Acquisition Date	Name	Year Founded	Main Office Location
February 28, 2011	MES Group, Inc.	1978	Warren, MI
February 18, 2011	National IME Centres Inc.	2003	Thornhill, ON
December 20, 2010	Royal Medical Consultants, Inc.	1997	Tampa, FL
October 1, 2010	BMEGateway	1990	Woburn, MA
September 7, 2010	UK Independent Medical Services	2003	Durham, England
September 1, 2010	Health Cost Management	1997	Beaverton, OR
August 6, 2010	Verity Medical	2001	Madison, WI
August 6, 2010	Exigere	1996	Bellevue, WA
June 30, 2010	SOMA Medical Assessments	1999	Toronto, ON
June 30, 2010	Direct IME	2003	Toronto, ON
June 30, 2010	Network Medical Review	1995	Rockford, IL
June 30, 2010	Independent Medical Services	1999	St. Paul, MN
June 30, 2010	401 Diagnostics	2002	Sacramento, CA
March 26, 2010	Metro Medical Services	1987	East Rockaway, NY
March 15, 2010	American Medical Bill Review	1989	Redding, CA
March 15, 2010	Medical Evaluations	1984	Minneapolis, MN
December 31, 2009	Abeton	1984	Portland, OR
December 31, 2009	Medical Assurance Group	2001	Phoenix, AZ
December 31, 2009	MedNet I.M.S.	1992	Atlanta, GA
December 31, 2009	QualMed	1994	Mount Laurel, NJ
December 31, 2009	IME Operations of Physician Practice	2007	Boynton Beach, FL
August 14, 2009	The Evaluation Group	2000	Southfield, MI
August 4, 2009	Benchmark Medical Consultants	1989	Sacramento, CA
July 7, 2009	IME Software Solutions	2002	Farmington Hills, MI
May 21, 2009	Florida Medical Specialists	1989	Fort Lauderdale, FL
May 21, 2009	Marquis Medical Administrators	2002	Roseland, NJ
April 17, 2009	Ricwel	1987	Dublin, OH
July 14, 2008	CFO Medical Services	1990	Roseland, NJ
July 14, 2008	Crossland Medical Review Services	1992	Syosset, NY
July 14, 2008	Southwest Medical	1992	Dallas, TX

Geographic Information

For the year ended December 31, 2010, $147.9 million, $9.7 million, and $5.9 million of our revenues were generated in the U.S., Canada, and the U.K., respectively. With the acquisition of SOMA and Direct IME on June 30, 2010, we entered the Canadian market and with the acquisition of UK Independent Medical Services on September 7, 2010, we entered the U.K. market. Total long-lived assets in the U.S., Canada and the U.K. were $139.4 million, $26.3 million and $8.8 million as of December 31, 2010, respectively.

Sales and Marketing

We employ a direct sales force of approximately 125 representatives with in-depth knowledge of the IME industry. Given the experience of our sales team and the constant sharing of market data and other relevant information from each of our 41 service centers, we believe our sales force provides us with a competitive advantage. Our sales force promotes and sells our services to existing and new clients and seeks to expand the services we provide to our existing client base. We focus on both our clients who request IME services and the physicians and other medical providers who perform them.

Physician and other medical providers’ enrollment and retention are critical aspects of our sales strategy. It is important for us to have a large, motivated network of physicians and other medical providers who collectively offer diverse expertise and enable accelerated IME and review times. We recruit physicians and other medical providers through various channels, including med-legal conferences, referrals and continuing medical education seminars. Our ability to recruit physicians and other medical providers has been supported by the increasing prominence of our brand, both domestically and abroad.

Our marketing efforts focus on creating a strong brand identity for ExamWorks through industry trade shows, websites, print media and development of industry related seminars and continuing medical education opportunities. Our brand awareness in the IME industry has resulted in several companies proactively reaching out to us to join ExamWorks, and aided in our national account program to become a preferred service provider for clients. We have developed, and intend to continue to develop, local, regional, national and international marketing programs designed to create a strong brand identity for ExamWorks, emphasizing our wide geographic footprint, capabilities and technology platform.

Clients

Our clients include insurance companies, law firms, TPAs, government agencies and state funds. Our client base is diversified, with no client contributing more than 10% of total revenue in year ended December 31, 2010. Pro forma for acquisitions completed through March 4, 2011, no client contributed more than 10% of pro forma total revenue in 2010.

Competitive Landscape

Our competitors primarily consist of significantly smaller, local and regional companies in a fragmented landscape. In the U.S., we estimate that there are approximately 500 mainly private companies and thousands of independent physicians and medical providers that provide IME services. Small, local and regional providers often lack the scale and experience to provide multiple products across multiple service lines. Typically, these companies are able to provide just one product. We indirectly compete with local providers, HMOs and non-profit hospitals utilizing staff physicians, insurance companies employing in-house staff, and public companies providing services as a subset of a core line of business. In the U.S., Canada and the United Kingdom, IME providers compete on the basis of their geographic footprint, the strength of their client relationships, quality of reports, availability of qualified physicians and other medical providers, service offering and, to a lesser extent, price. Increasingly IME providers in all three countries also compete on the strength of their technology platform to streamline the IME business processes of their clients.

The competitive landscapes in Canada and the United Kingdom have similar characteristics in that IME services are mainly provided by smaller companies and independent physicians. We estimate that there are in excess of 90 and 40 companies that provide IME services in Canada and the United Kingdom, respectively. We believe there is an opportunity for an IME services company such as ExamWorks, with broad infrastructure and extensive experience, to grow and expand in Canada and the United Kingdom.

Some of our competitors may have a more significant historical relationship with clients in their geographic area or may be perceived as having more experience than we do in the specific line of insurance they serve. Some of our competitors may also have greater financial resources.

Government Regulation

As a participant in the healthcare industry, our operations and relationships with our clients, physician contractors and other medical professionals are subject to a variety of government regulations. These laws and regulations are broad in scope and they are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance and to alter one or more of our practices. We devote significant efforts to establish and maintain compliance with all regulatory requirements that we believe are applicable to our business and the services we offer. Specifically, but without limitation, the following laws and regulations may affect our operations and contractual relationships:

Government Regulation of Health Information

HIPAA. The Health Insurance Portability and Accountability Act of 1996, as amended (including by the Health Information Technology for Economic and Clinical Health Act (“HITECH”)), including the regulations issued and effective thereunder, which we collectively refer to as HIPAA, contains substantial restrictions and requirements with respect to the use and disclosure of individuals’ protected health information. HIPAA applies to covered entities, such as certain healthcare providers and health plans, as well as business associates that perform functions on behalf of or provide services to covered entities.

As a result of our dealings with clients, suppliers and contractors in the medical industry which may be considered covered entities under or otherwise subject to the requirements of HIPAA, we are, in some circumstances, considered a business associate under HIPAA. As a business associate, we are subject to the HIPAA requirements relating to the privacy and security of protected health information. Among other things, HIPAA requires business associates to (i) maintain physical, technical and administrative safeguards to prevent protected health information from misuse, (ii) report security incidents and other inappropriate uses or disclosures of the information, including to individuals and governmental authorities, and (iii) assist covered entities from which we obtain health information with certain of their duties under HIPAA. We have policies and safeguards in place intended to protect health information as required by HIPAA and have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data and responding to any security incidents.

On July 14, 2010, the Department of Health and Human Services published a set of proposed rules designed to modify and add provisions to HIPAA to reflect HITECH. If finalized, these proposed HITECH regulations could expand the applicability of HIPAA to our business. For example, the proposed HITECH regulations would, among other things:

●	Expand the circumstances we could be considered a business associate subject to HIPAA;

●
Require us to comply directly with many of HIPAA’s privacy requirements for which currently we are only obligated to comply contractually via our agreements with covered entities and other business associates; and

●	Require us to implement additional provisions in our agreements with our subcontractors.

We are monitoring these proposed changes to HIPAA with the goal of effecting compliance when and if any new rules or regulations go into effect.

Other Laws. In addition to HIPAA, most states have enacted confidentiality laws that protect against the unauthorized disclosure of confidential health information, and many states have adopted or are considering further legislation in this area, including privacy safeguards, security standards and data security breach notification requirements. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we must comply with them even though they may be subject to different interpretations by various courts and other governmental authorities. In addition, numerous other state and federal laws govern the collection, dissemination, use, accesses to, confidentiality and retention of health information.

False or Fraudulent Claim Laws

There are numerous federal and state laws that forbid submission of false information or the failure to disclose information in connection with the submission and payment of physician claims for reimbursement. In some cases, these laws also forbid abuse of existing systems for such submission and payment, for example, by systematic over treatment or duplicate billing of the same services to collect increased or duplicate payments.

In particular, the federal False Claims Act, or FCA, prohibits a person from knowingly presenting or causing to be presented a false or fraudulent claim for payment or approval by an officer, employee or agent of the U.S. In addition, the FCA prohibits a person from knowingly making, using, or causing to be made or used a false record or statement material to such a claim. The FCA’s “reverse false claim” provision also creates liability for persons who knowingly and improperly conceal the retention of an overpayment of government money. Violations of the FCA may result in treble damages, significant monetary penalties, and other collateral consequences including, potentially, exclusion from participation in federally funded health care programs. The scope and implications of the “Fraud Enforcement and Recovery Act” (“FERA”) amendments have yet to be fully determined or adjudicated and as a result it is difficult to predict how future enforcement initiatives may impact our business.

In addition, under the Civil Monetary Penalty Act of 1981, the Department of Health and Human Services Office of Inspector General has the authority to impose administrative penalties and assessments against any person, including an organization or other entity, who, among other things, knowingly presents, or causes to be presented, to a state or federal government employee or agent certain false or otherwise improper claims.

State and Local Laws and Licenses

We are subject to various federal, state and local laws, rules and regulations relating to our industry and our specific lines of business, including, without limitation, workers’ compensation, auto-injury and insurance laws. These laws are wide-ranging in scope and effect and range from requiring that we register with a governmental agency to imposing specific limitations on how medical assessments must be scheduled and conducted and how payment must be collected.  For example, effective December 1, 2010, the New York State Workers Compensation Board implemented new medical treatment guidelines under the New York State Workers’ Compensation Law that affects the processes by which certain workers’ compensation claims are reviewed, which may affect our compliance obligations as well our business with respect to IMEs conducted in New York.  Our other lines of services, including our bill review and peer review services, are also subject to or influenced by a wide variety of state and local laws, rules and regulations.

In addition, in some states, these laws require us to obtain and maintain licenses, certifications and/or accreditations in order to conduct business (as, for example, an independent review organization or utilization review agent). We are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditations. We are taking the steps that we believe are required to maintain or obtain all requisite licenses and certifications and to comply with these laws.

State Laws Regarding Prohibition of Corporate Practice of Medicine and Fee Splitting Arrangements

The practice of most healthcare professions requires appropriate licensing under applicable state law. Some states prohibit general business entities, such as we are, from practicing medicine, controlling physicians’ medical decisions and engaging in some practices such as fee-splitting. Among other things, we currently contract with physicians to facilitate provision of IMEs in all 50 U.S. states. Although we are not in the business of providing healthcare or practicing medicine, and notwithstanding the way our arrangements our structured, others could potentially allege that we are in violation of some or all of these laws. If a state determines that some portion of our business violates these laws, it may seek to have us discontinue those portions or subject us to penalties, fines, certain license requirements or other measures. Any determination that we have acted improperly in this regard may result in liability to us. Even an unsuccessful challenge by regulatory authorities or others of our practices could result in adverse publicity and be costly to respond to.

Healthcare Reform Law

On March 23, 2010, the healthcare reform bill passed into law as the Patient Protection and Affordable Care Act as amended by the Healthcare and Education Reconciliation Act. This law and related measures call for increased scrutiny of, and may impose requirements on, physicians and insurance companies, and their third party contractors. While we are not in the business of providing healthcare, to the extent we contract with these physicians and insurance companies, these reforms could indirectly affect our business; however, at this time, we do not believe that these reforms will have a significant impact on our business.

Foreign Regulations

In General. Our operations in Canada are subject to a variety of federal and provincial regulations related to privacy, security and employment.

Canada. The Personal Information Protection and Electronic Documents Act (“PIPEDA”) is federal legislation that applies to federally regulated private sector organizations, including organizations in the transportation, communications, broadcasting and banking sectors, and to provincially regulated private sector organizations in provinces that have not enacted “substantially similar” legislation. PIPEDA applies to personal information, including health information, which is collected, used or disclosed in the course of commercial activity that takes place across the Canadian border, between provinces, or within a Canadian province that has not enacted substantially similar legislation.

The province of Ontario has not enacted a privacy law of general application; thus, PIPEDA applies to the activities of organizations operating within the province of Ontario, including SOMA Medical Assessments and Direct IME. PIPEDA requires that organizations obtain consent from individuals for the collection, use or disclosure of their personal information, subject to limited exceptions. PIPEDA also requires that organizations (i) protect collected information with reasonable security measures, (ii) implement a privacy policy (including an information retention policy), (iii) appoint a privacy officer responsible for representing the organization in privacy matters, and (iv) provide individuals with the right to access personal information held by the organization and to challenge its accuracy. Physicians and other persons providing services to us may also be subject to other provincial laws governing health information that is transmitted to us in connection with these services.

In Ontario, the conduct of medical assessments and examinations, as IMEs are called in Canada, and the preparation of reports in connection with motor vehicle accident claims are governed by the Statutory Accident Benefit Schedule (“SABS”) set forth in regulations promulgated under the Insurance Act (Ontario). Under SABS, insurers are generally required to pay for all reasonable expenses incurred by or on behalf of an insured person for the purpose of obtaining and attending an examination or assessment or in obtaining a certificate, report or treatment plan. Recent amendments to the SABS that went into effect on September 1, 2010, no longer require insurance companies to first obtain medical assessments before denying claims, but clarify that denials must state a medical or other reason, require that all fees and expenses for conducting medical assessments, other than those requested by insurance companies, be paid out of a claimant’s medical and rehabilitation benefits and cap at C$2,000 the fees that may be charged for all medical assessments. Historically, fees for medical assessments for non-catastrophic automobile injuries, which constitute the substantial majority of medical assessments performed by us, are well below the new C$2,000 cap. As a result, we do not currently anticipate the cap itself to significantly impact our business. The cap would impact fees charged for medical assessments related to catastrophic injuries, which are typically well in excess of the cap. However, those constitute only a small number of the medical assessments we provide and there is uncertainty in the industry as to the real effect this cap will have on the demand for, and the willingness of providers to perform, medical assessments for catastrophic claims. As a result, new rules and regulations are currently being discussed presumably to mitigate the impact that the cap would have on IMEs for catastrophic claims. There is also uncertainty in the industry as to the effect that the changes related to insurers’ ability to deny claims without a medical assessment and charging claimant’s benefits for the cost of medical assessments will have on the demand for medical assessments. Some observers argue that the impact on demand will be limited, if any, since insurers have to state the medical or other reasons for denials, which would generally require an IME, and claimants faced with denied claims will demand medical assessments. Since the amendments have only recently become effective, we cannot at this time predict the effects and implications of the SABS amendments. However, we do not currently expect such amendment to have a material impact on our business.

United Kingdom. In the United Kingdom, the collection and use of personal data is principally governed by the Data Protection Act 1998 (the “Data Protection Act”). The Data Protection Act applies to the “processing” of “personal data”, with both of these terms being widely defined. Consequently, virtually every business operating in the United Kingdom holding information about employees, customers or anyone else is required to comply with the Data Protection Act which is administered and enforced by the Information Commissioner.

Subject to some limited exceptions, the Data Protection Act requires those subject to it to notify the Information Commissioner prior to commencing the processing of information. Notifications need to include specific information including: (i) the processor’s name, (ii) a description of the personal information being processed, (iii) the reasons the information needs to be processed, (iv) security measures in place relating to the information and (v) details about whom the information is processed by.

The Data Protection Act also imposes obligations on those processing personal data including: (i) a right for the individual to inspect their personal data, (ii) restrictions on the transfer of data outside the European Economic Area without adequate safeguards, (iii) a need to have in place appropriate security measures to safeguard the personal data, (iv) a requirement that the data held is not excessive in relation to the purpose for holding the information and (v) an obligation not to retain data longer than necessary. A breach of data protection legislation can result in civil and criminal sanctions as well as the risk of adverse publicity.

Intellectual Property

Our success and ability to compete depend in part on our ability to protect our intellectual property rights. We rely on a combination of copyright, trademark, trade secret and other related laws and confidentiality procedures and contractual provisions to protect, maintain and enforce our proprietary technology and intellectual property rights. Our two main intellectual properties are the registered trademark of “ExamWorks” and our ExamWorks domain name. We also own the copyright to the IME*Centric software as well as the trademarks and service marks for the names of our acquired businesses and their domain names.  With our recent acquisition of MES, we acquired the copyright to the MES OMS software as well as the registered trademark of “MES Solutions”. We own no patents. In the U.S. and many foreign jurisdictions, trademark protection can potentially be perpetual, provided the relevant mark is still used in commerce and all applicable fees are paid. Likewise, domain names typically can be renewed perpetually upon the payment of applicable registrar and renewal fees. Copyrights have a limited duration, but such duration, in the U.S. for works made for hire, is 95 years from publication or 120 years from creation, whichever is earlier. As such, almost all copyrightable works are protected beyond their useful life. In the case of IME*Centric, the copyright is protected for approximately 70 years. All of our trademarks are currently used in commerce and we have paid all applicable trademark, domain name and copyright fees.

Despite our efforts to protect our proprietary technology and intellectual property rights, we may fail to adequately protect our copyright, trademark or trade secret rights, while trademark, copyright, and trade secret protection may be unavailable or limited in some countries or may expire or provide us commercial advantage for only a limited period of time. Furthermore, third parties may use our proprietary technology and intellectual property rights without our consent. As such, it is possible we will not be able to protect, maintain, or enforce our proprietary technology and intellectual property rights.

Employees

As of March 4, 2011, we had approximately 1,485 employees, of whom approximately 1,281 are full-time employees.  None of our employees are represented by a union or collective bargaining agreements. We believe our relationship with our employees to be positive, which is a key component of our operating strategy. We seek to create a corporate culture in which virtually every employee benefits from his or her and our success through participation in our employee stock option program and a culture that rewards performance and accountability.

Our employees are required to participate in various training sessions each year. Our ongoing training and executive learning programs are modeled after the practices of companies that we believe have reputations for service excellence.

Independent Contractors

We also have a medical panel consisting of credentialed physicians and other medical providers. Our member panel costs are variable, as members of our medical panel are independent contractors, allowing us to effectively maintain and manage our operating margins.

Corporate Structure

ExamWorks, Inc., which we refer to herein as EWI, was incorporated in Delaware on April 27, 2007. ExamWorks Group, Inc. was incorporated in Delaware on June 22, 2010, to enable its now wholly-owned subsidiary, EWI, to implement a holding company organizational structure. Effective June 23, 2010, EWI reorganized into a holding company structure, effected by a merger conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware, which we refer to herein as the Reorganization.

Immediately prior to the Reorganization, ExamWorks was a direct, wholly-owned subsidiary of EWI and ExamWorks Merger Sub, Inc., a Delaware corporation, which we refer to herein as the Merger Sub, was a direct, wholly-owned subsidiary of ExamWorks. Both ExamWorks and Merger Sub were organized for the sole purpose of implementing the holding company structure. Pursuant to the Reorganization, the Merger Sub merged with and into EWI, with EWI continuing as the surviving corporation. Each issued and outstanding share of common stock and preferred stock of EWI was converted into one share of common stock or preferred stock of ExamWorks, as applicable. The separate corporate existence of Merger Sub ceased and all of the issued and outstanding shares of ExamWorks owned by EWI were automatically canceled and retired. As a result of the Reorganization, each stockholder of EWI became a holder of the common stock and/or the preferred stock of ExamWorks, evidencing the same proportional interests, and EWI became a direct, wholly-owned subsidiary of ExamWorks.

In connection with the Reorganization, ExamWorks assumed EWI’s 2008 Stock Option Plan, as amended. In addition, ExamWorks assumed EWI’s obligations under the various warrants to purchase an aggregate of 447,763 shares of EWI’s common stock, which were issued on May 7, 2010 in connection with the private placement of Series A Convertible Preferred Stock. Outstanding options and warrants to purchase EWI’s common stock were automatically converted into options and warrants to purchase an equal number of shares of common stock of ExamWorks.

The conversion of shares of capital stock in the Reorganization occurred without an exchange of certificates. The initial certificate of incorporation and bylaws of ExamWorks were identical to those of EWI prior to the Reorganization. The initial directors and executive officers of ExamWorks were the same individuals who were directors and executive officers of EWI immediately prior to the Reorganization. The other liabilities of EWI, including the existing credit facility, were not assumed by ExamWorks in the transaction and therefore continue to be obligations of EWI, and the assets of EWI were not transferred to ExamWorks and continue to be the assets of EWI.

Corporate Information

Our executive offices are located at 3280 Peachtree Road, N.E., Suite 2625, Atlanta, GA 30305 and our telephone number at this location is (404) 952-2400. Our website is www.examworks.com. Information included or referred to on, or otherwise accessible through, our website is not intended to form a part of or be incorporated by reference into this report.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including without limitation those described below, that could materially and adversely affect our business, financial condition, results of operations, performance and the trading price of our common stock.  You should carefully consider the following risks as well as the other information included in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Form 10-K.

We have a limited history and may not be able to achieve financial or operational success.

We are a relatively new company with an approximate four year history. Our operations are subject to all risks inherent in the establishment of a recently formed business. Our success may be limited by problems, fluctuations in expenses, difficulties and delays frequently encountered with new businesses as well as competition in the IME industry. While we have been able to generate revenues, we may not be able to increase the amount of revenues we generate, and we will likely continue to incur net losses for some time as we continue to grow. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our state of development. Further, we may not be able to successfully implement any of our plans in a timely or effective manner which would negatively impact our ability to generate or increase revenues as well as our results of operations and financial condition.

We may not be successful in implementing our growth strategy and acquiring companies that complement our business, which would adversely impact our growth and profitability.

Our growth strategy is primarily dependent on acquiring and integrating the operations of companies in the IME industry.  Since our inception, we have acquired 30 IME businesses, including a provider of software solutions to the IME industry. To continue this strategic growth, we will need to continue to identify appropriate businesses to acquire and successfully undertake the acquisition of these businesses on reasonable terms. Although we expect to continue to evaluate such strategic acquisitions, we may not be successful in pursuing acquisition opportunities and implementing our growth strategy if, without limitation:

●	suitable acquisition candidates are not available;

●	acquisitions cannot be completed on reasonable terms;

●	we inherit or assume significant liabilities relating to acquired entities or businesses, including liabilities for failure to comply with applicable laws; or

●	we are unable to raise the funds necessary to make acquisitions.

In addition, we may compete for acquisitions with other potential acquirers, some of which may have greater financial or operational resources than we do. If we are not successful in finding attractive acquisition candidates that we can acquire on satisfactory terms, or if we cannot complete those acquisitions that we identify, we will not be able to realize the benefit of this part of our growth strategy which could harm our future profitability.

If we finance acquisitions by issuing equity securities or securities convertible into equity securities, our existing stockholders will be diluted. If we finance an acquisition with debt, it will result in higher leverage and interest costs. As a result, if we fail to evaluate and execute acquisitions properly, we might not achieve the anticipated benefits of these acquisitions, and we may increase our acquisition costs.

The terms of certain of our acquisitions have included, and may in the future include, earnout provisions or the issuance of indebtedness of the seller. Such earnout provisions may require us to make additional payments in cash which would reduce the amount of cash available to us or could cause us to incur additional indebtedness or cause us to issue additional shares resulting in an increase in the number of our outstanding shares. In addition, these arrangements may make it more difficult to consummate such acquisitions and can sometimes complicate integration efforts.

We may be unable to successfully integrate completed acquisitions and such acquisitions may fail to achieve the financial results we expected.

Since July 2008, we have acquired 30 IME businesses. These acquisitions have involved, and could continue to involve, the integration of a separate company that previously operated independently and had different systems, processes and cultures, into our existing operations. While we expect to continue to evaluate potential strategic acquisitions that might augment our existing services, we may be unable to successfully integrate businesses we acquire, including our recently completed acquisitions, and such acquisitions may fail to achieve the financial results we expected. Integrating completed acquisitions into our existing operations, particularly larger acquisitions, involves numerous risks, including loss of clients, diversion of our management’s attention, failure to retain key personnel, and failure of the acquired business to be financially successful. In addition, we cannot be certain of the extent of any unknown or contingent liabilities of any acquired business, including liabilities for failure to comply with applicable laws. We may incur material liabilities for past activities of acquired businesses. Also, depending on the location of the acquired business, we may be required to comply with laws and regulations that may differ from those of the jurisdictions in which our operations are currently conducted. Our inability to successfully integrate businesses we acquire, or if such businesses do not achieve the financial results we expect, may increase our costs and have a material adverse impact on our financial condition and results of operations.

Our international expansion and operations in foreign markets expose us to risks associated with international sales and operations.

On June 30, 2010, we acquired substantially all of the assets of SOMA Medical Assessments Inc. and Direct IME, which provide IME and certain medical review services in Canada. On September 7, 2010, we acquired the entire issued capital of UK Independent Medical Services Limited, which provides IME services in the United Kingdom. We intend to continue to expand internationally and operate in select foreign markets. Managing a global organization is difficult, time consuming, and expensive. Our inexperience in operating our business globally increases the risk that any future international expansion efforts that we may undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced. These risks include: lack of familiarity with and unexpected changes in foreign regulatory requirements; longer accounts receivable payment cycles and difficulties in collecting accounts receivable; difficulties in managing and staffing international operations; fluctuations in currency exchange rates; potentially adverse tax consequences, including foreign value added tax systems, and restrictions on the repatriation of earnings; the burdens of complying with a wide variety of foreign laws and legal standards; increased financial accounting and reporting burdens and complexities; and political, social, and economic instability abroad. Operating in international markets also requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce desired levels of revenue or profitability.

We are sensitive to regional weather conditions that may adversely affect our operations.

Our operations are directly affected in the short-term by the weather conditions in certain of our regions of operation.  Therefore our business is sensitive to the weather conditions of these regions.   Unusually inclement weather, including significant rain, snow, sleet, freezing rain or ice can temporarily affect our operations if clients are forced to close operational centers, and physicians and claimants are unable to travel to their appointments.  Accordingly, our operating results may vary from quarter to quarter, depending on the impact of these weather conditions.

We may need additional capital to fund our operations and finance our growth, and we may not be able to secure such capital on terms acceptable to us, or at all.

In order for us to grow and successfully execute our business plan, we may require additional financing which may not be available or may not be available on acceptable terms. If such financing is available, it may dilute the existing stockholders’ ownership interests in the Company. Failure to obtain financing may have a material adverse effect on our financial position and may cause you to lose your entire investment in the Company. In addition, if we are unable to secure additional financing on acceptable terms or at all, it will impact our ability to consumate acquisitions.

Our industry may be regulated at the federal, state and local levels and government authorities may determine that we have failed to comply with applicable laws and regulations.

As a company involved in the provision of IME, peer review, bill review and related services, we are subject to certain federal, state and local laws and regulations. There are significant costs involved in complying with these laws and regulations. Moreover, if we are found to have violated any applicable laws and regulations, we could be subject to civil and/or criminal damages, fines, sanctions, or penalties and have our licenses revoked. If our arrangements or business practices become subject to government scrutiny or are found to violate laws or regulations, we could incur significant costs and may be required to modify certain aspects of our operations. Government audits, investigations and prosecutions, even if we ultimately are found to be without fault, can be costly and disruptive to our business and could result in the loss of clients. Any of these actions could have a material adverse effect on our business, financial condition and results of operations.

Unintended consequences of recently adopted health reform legislation in the U.S. may adversely affect our business.

The healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the U.S., comprehensive programs are under consideration that seek to, among other things, increase access to healthcare for the uninsured and control the escalation of healthcare expenditures within the economy. On March 23, 2010, health reform legislation was approved by Congress and has been signed into law. While we do not believe this legislation will have a direct impact on our business, the legislation has only recently been enacted and requires the adoption of implementing regulations, which may have unintended consequences or indirectly impact our business. For instance, the scope and implications of the recent amendments pursuant to the Fraud Enforcement and Recovery Act of 2009 (“FERA”), have yet to be fully determined or adjudicated and as a result it is difficult to predict how future enforcement initiatives may impact our business. Also, in some instances our clients are health insurers that will be subject to limitations on their administrative expenses and new federal review of “unreasonable” rate increases which could impact the prices they are willing to pay for our services. If the legislation causes such unintended consequences or indirect impact, it could have a material adverse effect on our business, financial condition and results of operations.

Changes in government regulations could increase our costs of operations and/or reduce the demand for our services, which would negatively impact our growth and profitability.

Federal and state legislatures may review and consider legislation that may impact our business and our industry. If new laws or regulations are implemented or changes are made to existing laws or regulations impacting the IME industry, we may be required to incur additional costs or make changes to our services which could have a material adverse impact on our financial condition and results of operations.

The Province of Ontario has recently enacted amendments to the Statutory Accident Benefits Schedule, which governs motor vehicle accident claims in Ontario, Canada. Recent amendments that took effect on September 1, 2010 no longer require insurance companies to first obtain medical assessments before denying claims, but clarify that denials must state a medical or other reason, require that all fees and expenses for conducting medical assessments, other than those requested by insurance companies, be paid out of a claimant’s medical and rehabilitation benefits and cap at C$2,000 the fees that may be charged for all medical assessments. Since the amendments have only recently become effective, we cannot at this time predict the effects and implications of these amendments on the financial condition and results of operations of our Canadian business.

In addition, the confidentiality and security of patient records and the circumstances under which such information may be used or released are subject to substantial regulation by state and federal laws and regulations. The administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996 as amended (“HIPAA”) and other regulations governing privacy, security, and electronic health data transmissions, including under the American Recovery and Reinvestment Act of 2009 (“ARRA”), are evolving rapidly through regulation and are often unclear and difficult to apply. If we violate HIPAA, ARRA or other state or federal laws or regulations, we could be subject to fines and penalties. Further, final or new regulations may require costly system purchases or additional modifications to our policies and procedures, which could have a material adverse impact on our financial condition and results of operations.

Changes in laws, at either the national or state level, making it more difficult to bring certain kinds of cases or that limit jury awards, commonly referred to as tort reform, could decrease the demand for our services.

Changes in laws, at either the national or state level, making it more difficult to bring certain kinds of cases or that limit jury awards, commonly referred to as tort reform, could lead to a smaller number of insurance or other claims, which in term could result in a decrease in demand for IMEs and other services we provide. Such a decrease in demand for our services could have a material adverse impact on our financial condition and results of operations.

We may not be able to maintain or expand our accreditation, which may adversely affect our ability to market our services.

Certain of our subsidiaries and/or divisions are accredited by third-party accreditation bodies. We intend to further expand our accreditation in the U.S. However, we may not be able to maintain or expand our accreditation which may adversely impact our ability to competitively market our services. The costs of initial accreditation and maintenance of accreditation may exceed our expectations, and the benefits of accreditation may be outweighed by the related costs.

If we cannot update and maintain our information technology platform so that we can meet critical client requirements, the competitiveness of our business will suffer.

Our information technology platform is critical to our competitive position and success. If we are unable, for technological or other reasons, to develop and introduce new software solutions or enhance our existing ones in a cost-effective and timely manner and to respond to changing market conditions or client requirements, our business, results of operations and financial conditions may be adversely affected.

We rely on a combination of internal development and strategic relationships to develop our infrastructure platform and software solutions. Through our acquisition of IME Software Solutions in July 2009, we acquired a platform software solution for the IME industry and are in the process of deploying this technology throughout our entire organization. Our information technology platform is built in a Private Virtual Cloud Computing Network (“PVCCN”). Our development and implementation of new generation software solutions and an information technology infrastructure may take longer than originally expected and require the acquisition of additional personnel and other resources, which may adversely affect our business, results of operations and financial condition. Also, any inability to deploy our technology platform through our entire organization could cause us to operate different platforms, slow integration efforts and increase costs.

Failures of interruptions of, or a breach in security relating to, our information systems could adversely affect us.

Any system failure that causes an interruption in service or availability of our information technology infrastructure could adversely affect our operations. Even though we have implemented network security measures, our servers may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. In addition, certain of our services are based upon the collection, distribution and protection of sensitive private data. Unauthorized users might access that data, and human error or technological failures might cause the wrongful dissemination of that data. The occurrence of any of the events described above could result in interruptions, delays, the loss or corruption of data, cessations in the availability of systems or liability under privacy laws, all of which could have a material adverse effect on our financial position and results of operations.

Our intellectual property rights are valuable, and if we are unable to protect them or are subject to intellectual property rights claims, our business may be harmed.

Our intellectual property rights include certain trademarks, copyrights and trade secrets, which are important assets for our business. Although we take precautions to protect our intellectual property rights, these efforts may not be sufficient or effective. In addition, various events outside of our control pose a threat to our intellectual property rights as well as to our business. For example, we may be subject to third-party intellectual property rights claims. Regardless of the merits of the claims, any intellectual property claims could be time-consuming and expensive to litigate or settle. In addition, if any claims against us are successful, we may have to pay substantial monetary damages or discontinue any of our practices that are found to be in violation of another party’s rights. We may also have to seek a license to continue such practices, which may significantly increase our operating expenses or may not be available to us at all. Any significant impairment of our intellectual property rights could harm our business or our ability to compete.

Our operations and reputation may be harmed if we do not adequately secure information.

Federal and state laws regulate the disclosure of certain medical test results and other nonpublic medical-related personal information. If we do not adequately safeguard such information and it were to become available to persons or entities that should not have access to it, our business could be impaired, our reputation could suffer and we could be subject to fines, penalties and litigation. In addition, any incidents with respect to the handling of such information could involve us in litigation or indemnification claims with members of our medical panel, our clients or other parties. Although we have implemented security measures to protect confidential information, our infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems caused by our clients or others, which could potentially jeopardize the security of confidential information stored physically at our locations or electronically in our computer systems. Such an event could damage our reputation, cause us to lose existing clients and deter potential clients, as well as expose us to liability to parties whose security or privacy has been infringed. Moreover, if we do not protect the confidentiality of private information in accordance with applicable laws, we could face significant civil or criminal sanctions. The occurrence of any of the foregoing events could adversely impact our business.

Competition in the IME industry could result in a reduction in our revenues and earnings and adversely affect our financial condition.

The IME industry is highly fragmented and competitive. Our primary competitors in the IME industry include companies and individual physicians that specialize in one or more services similar to those offered by us on a local or regional basis as well as insurance companies and other organizations which have established an in-house capability of performing such services. It is also possible that our clients may establish the in-house capability of performing certain services offered by us or decide to continue to use any of our numerous small local or regional competitors to service their needs. We also compete with national, regional and local firms specializing in case management, medical records reviews and other services we provide. It is possible that now or in the future some of our competitors could have greater financial and market resources than us. Increased competition or new entrants to our key markets could prevent price increases for our services or could require price reductions for our services, which could adversely affect our results of operations.

If we are unable to attract and retain qualified physicians and other medical providers as independent contractors to perform IME services on our behalf, our financial condition may suffer.

Our performance and future success depends on the talents and efforts of the physicians and other medical providers on our medical panel who perform the IME services on our behalf on an independent contractor basis and on our ability to maintain good relations with those physicians and other medical providers. If we do not succeed in attracting qualified physicians and other medical providers, or retaining or motivating physicians or other medical providers, our performance may suffer and we may be unable to grow our business effectively. Further, we may be required to enhance compensation in order to recruit and retain physicians and other medical providers on an independent contractor basis. As a result, our medical panel costs could increase and we may not be able to raise rates to offset these increased costs, which could have a material adverse effect on our results of operations.

Our clients may terminate their relationships with us or reduce the fees they pay us, which may have a negative impact on our business.

Our operations depend upon our relationships with our clients. Our clients are primarily insurance companies, law firms, TPAs, government agencies and state funds. We do not have formal written agreements with most of our clients and to the extent we do, such agreements do not generally restrict our clients from terminating or deciding not to renew our contracts. If clients attempt to introduce unfavorable terms or limit the services and products we provide them, our revenues could be negatively impacted. In addition, the termination of business by any of our clients could have a material adverse effect on our operations. There is no guarantee that we will be able to grow or retain our existing clients, particularly after acquisitions, or develop relationships with new clients.

We may be subject to possible litigation and legal liability, which could adversely affect our business or results of operations.

Through the medical certifications of our independent contractor medical panel, we make recommendations concerning the appropriateness of providers’ medical treatment plans of patients throughout the U.S., Canada and the United Kingdom, and could share in potential liabilities for adverse medical consequences if the independent contractor negligently provides its services or we and/or the independent contractor are alleged to have inappropriately failed to certify a condition requiring care or treatment plans. We do not grant or deny claims for payment of benefits and we do not believe that we engage in the practice of medicine or the delivery of medical services. However, we may become subject to claims or litigation related to the grant or denial of claims for payment of benefits or allegations that we engage in the practice of medicine or the delivery of medical services. We credential our medical panel in a variety of ways, including utilizing a reputable contractor in many cases. If such credentialing is not carried out appropriately or if we do not re-credential at appropriate intervals to identify changes in licensure or other status, we may become subject to claims or litigation. Our clients might also allege that we negligently failed to detect provider fraud. Further, in performing our services, we or our independent contractors may provide services that rely on the interpretation of reports or data prepared or gathered by third parties.  If such information is not properly prepared or gathered, or is not accurate or complete, we may become subject to claims or litigation.  In addition, we may become subject to other litigation that may adversely affect our business or results of operations. We maintain professional liability and other insurance as we believe are reasonable in light of our experience to date. However, such insurance may not be sufficient or available in the future at a reasonable cost to protect us from liability, which might adversely affect our business or results of operations.

If we lose our key management personnel or if we are unable to attract, hire, integrate and retain key personnel and other necessary employees, our business would be harmed.

We are dependent on our executive officers and other key personnel and those of the acquired companies, the loss of one or more of whom could materially and adversely affect us. Some of these personnel are new to the industry and some have been part of target companies for many years but may not have experience managing a larger company and integrating the separate operations of newly acquired entities. Currently, we do not have employment agreements with any of our executive officers. Our success will depend in large part on our ability to attract and retain talented and qualified employees as well as our executive officers. We may not be able to retain our executive officers and key employees or attract, assimilate and retain other qualified personnel in the future.

The terms of our existing credit facility and future indebtedness could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions.

Our existing credit facility contains, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. The credit facility includes covenants, including requirements that:

●	restrict our ability to pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

●	limit our ability to make certain investments or sell or transfer assets;

●	require us to obtain consent from our lenders with respect to acquisitions;

●	we grant security interests in newly-acquired companies;

●	restrict our ability to consolidate, merge, sell or otherwise dispose of our properties or assets; and

●	we do not impair our lenders’ security interests in our assets.

As discussed above, our credit facility requires us to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we may not be able to continue to meet those ratios. A breach of any of these covenants could result in a default under the credit facility. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under the credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the credit facility could proceed against the collateral granted to them to secure such indebtedness. We have pledged all of our assets and personal property as collateral under the credit facility. If any of the lenders accelerate the repayment of borrowings, we may not have sufficient funds to repay our existing debt.

We may be able to incur substantially more debt, which could further exacerbate the risks we face.

We and our subsidiaries have the ability to incur additional indebtedness in the future, subject to the restrictions contained in our credit facility. If we amend the credit facility to increase the level of our indebtedness or if we enter into new facilities to incur more debt, we may be faced with additional risks and restrictions on our operations, including the following:

●	an increase in our vulnerability to downturns or adverse changes in general economic, industry or competitive conditions and adverse changes in government regulations;
●
a requirement to dedicate a substantial portion of cash flow from operations to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

●	a limit on our ability to make strategic acquisitions;
●	a limit on our ability to obtain additional financing for working capital, capital expenditures, debt service requirements and general corporate or other purposes; and
●	a limit on our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

The market price of our common stock may be volatile, which could cause the value of our common stock to decline.

The market price of our common stock may be volatile due to a number of factors including, without limitation, those listed in “Risk Factors” and the following, some of which are beyond our control:

●	quarterly variations in our results of operations;
●	results of operations that vary from the expectations of securities analysts and investors;
●	the failure of securities analysts to publish research about us or to make changes in their financial estimates;
●	results of operations that vary from those of our competitors;
●	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;
●	announcements by us, our competitors or our vendors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;
●	announcements by third parties or governmental entities of significant claims or proceedings against us;
●	new laws and governmental regulations applicable to the IME industry;
●	a default under agreements covering our existing or future indebtedness;
●	future sales of our common stock by us, directors, executives and significant stockholders; and
●	changes in economic and political conditions.

Furthermore, the stock market has recently experienced extreme volatility that has particularly affected the market price of the stock of many early-stage companies and that, in some cases, has been unrelated or disproportionate to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. Further, securities class action suits have been filed against companies following periods of market volatility in the price of their securities. If such an action is instituted against us, we may incur substantial costs and diversion of management attention and resources, which would seriously harm our business, financial condition and results of operations, regardless of the outcome of such litigation.

The requirements of being a public reporting company, including compliance with the reporting requirements of the Securities Exchange Act of 1934, the requirements of the Sarbanes-Oxley Act of 2002 and adoption of corporate governance practices that are customary for public companies, may strain our resources, increase our costs and distract management; and we may be unable to comply with these requirements in a timely or cost-effective manner.

We have recently become a public company. As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act as well as rules subsequently implemented by the Securities and Exchange Commission (the “SEC”) and the New York Stock Exchange, have imposed various requirements on public companies, including corporate governance requirements. The cost of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders cause our expenses to be higher than they would be if we had remained a privately-held company. Our management and other personnel need to devote a substantial amount of time to comply with these rules and regulations.

In addition, the Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, significant resources and management oversight are required. We are implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. We have and continue to incur significant additional annual expenses related to these activities and, among other things, additional directors’ and officers’ liability insurance, director fees, reporting requirements, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, new SEC regulations, the Dodd–Frank Wall Street Reform and Consumer Protection Act and New York Stock Exchange rules are creating uncertainty for public companies. We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.  These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are committed to maintaining high standards of corporate governance and public disclosure. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.

Failure to design, implement and maintain effective internal controls could have a material adverse effect on our business and stock price.

As a public company, we have significant requirements for financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.  If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our financial statements and harm our operating results. In addition, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each fiscal year beginning with 2011. Each assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on effectiveness of our internal controls. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not issue an unqualified report. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report, investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Future sales of shares by existing stockholders or the possibility or perception of such future sales could cause our stock price to decline.

Sales of a substantial number of shares of common stock in the public market, or the perception that these sales could occur, could substantially decrease the market price of our common stock.  If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual lock-up agreements described below expire and other restrictions on resale lapse, the trading price of our common stock could decline. Substantially all of the shares of our common stock are eligible for sale in the public market, except that approximately 21.6 million shares are subject to a 180-day contractual lock-up following October 27, 2010, the date of our initial public offering. Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC, acting as representatives of the underwriters to our initial public offering, may permit our executive officers, directors, employees and current stockholders who are subject to the contractual lock-up to sell shares prior to the expiration of the lock-up agreements.

The exercise of options or other equity awards or the issuance and/or payout of additional equity will result in dilution to our stockholders.

Under the Company’s Amended and Restated 2008 Stock Incentive Plan, the Company granted, and in the future intends to grant, awards of stock options to purchase common stock and other awards to our officers, directors, employees and consultants.  As of December 31, 2010, 5,058,525 shares of our common stock were subject to issuance upon exercise of outstanding stock options and 24,934 shares were subject to vesting and payout under outstanding restricted stock units.  Also, as of December 31, 2010, 443,375 shares of our common stock were subject to issuance upon exercise of outstanding warrants.

Our stockholders’ ownership interest will be diluted by the exercise of any of these outstanding stock options or warrants.

We will in the future grant stock options and other awards to certain current or future officers, directors, employees and consultants of the Company under additional plans or individual agreements. The grant and exercise of these awards, as applicable, will have the effect of diluting our stockholders’ ownership interests in the Company.

Further, we may need to raise additional funds in the future to finance our operations and/or acquire complementary businesses. If we obtain capital in future offerings, the value of the price per share of our stockholders’ common could be reduced. In addition, if we issue additional equity securities in a future offering and certain stockholders do not participate in such offering, there will effectively be dilution in their percentage ownership interest in the Company.

We may also issue additional equity securities in connection with other types of transactions, including shares issued as part of the purchase price for acquisitions of assets or other companies from time to time, in connection with strategic partnerships or joint ventures, or as incentives to management or other providers of resources to the Company. Such additional issuances are likely to have the same dilutive effect.

We do not currently intend to pay cash dividends on our common stock for the foreseeable future and our credit facility prohibits us from paying such cash dividends.

To date, the Company has not paid any dividends on its capital stock. The Company does not anticipate making any cash dividends or other distributions to the stockholders in the immediate or foreseeable future, and any future decision to make such distributions will be at the discretion of the Board of Directors of the Company, referred to herein as the “Board of Directors” or the “Board” and, in any event, will be dependent upon the Company’s financial condition, results of operations, capital requirements, contractual restrictions and such other factors as the Board of Directors deems relevant. Further, our existing credit facility prohibits us from paying cash dividends, and any future financing agreements may prohibit us from paying any type of dividends. As a result, you may not receive any return on an investment in your shares of common stock unless you sell such shares for a price greater than that which you paid. In addition, to the extent we do not pay dividends, our common stock may be less valuable because a return on investment will only occur if and to the extent our stock price appreciates.

Your ability to influence corporate matters may be limited because a small number of stockholders beneficially own a substantial amount of our common stock and have substantial control over us.

As of March 4, 2011 our officers, directors and principal stockholders (greater than 5% stockholders) collectively beneficially own approximately 33.6% of our issued and outstanding common stock. As a result, these stockholders may be able to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our Company or its assets, and may have interests that are different from yours and may vote in a way with which you disagree and which may be adverse to your interests. In addition, this concentration of ownership may have the effect of preventing, discouraging or deferring a change of control, which could depress the market price of our common stock.

Transactions engaged in by our principal stockholders, our officers or directors involving our common stock may have an adverse effect on the price of our stock.

As described above, as of March 4, 2011 our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 33.6% of our issued and outstanding common stock. Subsequent sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.

From time to time our directors and executive officers may sell shares of our common stock on the open market. These sales will be publicly disclosed in filings made with the SEC. In the future, our directors and executive officers may sell a significant number of shares for a variety of reasons unrelated to the performance of our business. Our stockholders may perceive these sales as a reflection on management’s view of the business and result in some stockholders selling their shares of our common stock. These sales could cause the price of our stock to drop.

Certain provisions of our corporate governing documents and Delaware law could make an acquisition of our company more difficult.

Provisions contained in our amended and restated certificate of incorporation and Delaware law impose various procedural and other requirements, which could make it more difficult for a third party to acquire us or for stockholders to effect certain corporate actions. For example, our amended and restated certificate of incorporation authorizes our Board of Directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock, without any vote or action by our stockholders. Therefore, the Board of Directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. In addition, our amended and restated certificate of incorporation and amended and restated bylaws provide for a staggered or classified board of directors consisting of three classes of directors, each serving staggered three-year terms. These rights may have the effect of delaying or deterring a change of control of our Company. These provisions could limit the price that certain investors may be willing to pay in the future for shares of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We lease our corporate headquarters at 3280 Peachtree Road, N.E., Suite 2625, Atlanta, GA 30305 (approximately 6,900 square feet). We also lease office space for our corporate office in New York, New York (approximately 4,200 square feet), as well as our 40 service centers in the U.S., Canada and the United Kingdom under lease agreements. The lease for our corporate headquarters in Atlanta, Georgia expires on May 31, 2014. The lease for our corporate office in New York expires on June 30, 2014. We expect to be able to renew each of our leases or to lease comparable facilities on terms commercially acceptable to us at each of our leased locations throughout the U.S., Canada and the United Kingdom. In addition, we own an office facility located in Warren, Michigan which houses certain of the operations of our subsidiary MES.

We believe that our current facilities are sufficient for our current needs. We intend to add new facilities or expand existing facilities as we add employees or expand our geographic markets, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings.

We are currently a party to various legal proceedings arising from the normal course of business activities.  While we do not presently believe that the ultimate outcome of such proceedings will have a material adverse effect on our business, operating results or financial condition, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, it is possible that such ruling could have a material adverse impact on our business, operating results or financial condition in the period in which the ruling occurs.  Our current estimates of the potential impact from such legal proceedings could change in the future.

Item 4. Removed and Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On October 28, 2010, our common stock commenced trading on the New York Stock Exchange under the symbol EXAM.  The table below sets forth the high and low sales prices for our common stock for the period indicated.

	2010
Quarter	High	Low
Fourth	$19.79	$15.10

The number of record holders of our common stock as of March 4, 2011 was 240 (excluding individual participants in nominee security position listings).

Dividend Policy

Since our incorporation in 2007, we have not declared or paid any dividends on our common stock.  We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business and do not anticipate paying cash dividends for the foreseeable future.  Our existing credit facility prohibits us from paying cash dividends, and any future financing agreements may prohibit us from paying any type of dividends.

Use of Proceeds

On November 2, 2010, we completed an initial public offering of common stock.  The total offering size was 11,845,000 shares (the “IPO Shares”) (after exercise by the underwriters of their over-allotment option), consisting of 9,290,114 shares issued by us and 2,554,886 shares sold by existing stockholders of the Company.  The IPO Shares were registered under the Securities Act of 1933, as amended on a registration statement on Form S-1 (Registration No. 333-168831).  The registration statement was declared effective by the Securities and Exchange Commission on October 27, 2010.  Goldman, Sachs & Co., Credit Suisse and Barclays Capital acted as joint book runners for the offering. William Blair & Company and Needham & Company LLC acted as co-managers of the offering.

Net proceeds from the sale of shares of our common from the offering stock were approximately $133.7 million after deducting $14.9 million of expenses, including underwriting discounts, commissions and other offering expenses.  We did not receive any proceeds from the sale of the shares sold by existing stockholders of the Company.  We used approximately $102.4 million of the net proceeds to repay in full all outstanding amounts under our outstanding credit facility at the time of the offering.  We will use the remaining $33.8 million to expand our business through acquisitions, and for working capital and other general corporate purposes.

Unregistered sales of equity securities sold during 2010

Stock Options

During fiscal year 2010, we granted options under our stock incentive plan to purchase an aggregate of 3,930,054 shares of common stock (net of expirations and cancellations) to employees, officers and directors, having exercise prices ranging from $4.86 to $11.67 per share. Of these, options to purchase 31,484 shares of common stock have been exercised for aggregate consideration of approximately $153,000, at an exercise price of $4.86 per share. None of the foregoing transactions involved any underwriters, underwriting discounts or commission, or any public offering, and the company believes the transactions were exempt from the registration requirements of the Securities Act in reliance on Section 4(2) thereof, and the rules and regulations promulgated thereunder, or Rule 701 thereunder, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans. The recipients of such securities were our employees, officers or directors who received the securities under our stock incentive plan. Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

Acquisitions

During fiscal year 2010, pursuant to the exemption from registration provided in Section 4(2) of the Securities Act, common stock was issued as a portion of the purchase price in connection with the acquisitions set forth below. The per share price set forth below represents the estimated fair market value of the shares at the time of issuance. No underwriters were involved in these sales of securities nor were any commissions paid as part of these sales.

Name	Acquisition Date	Number of Shares	Price Per Share
American Medical Bill Review	March 15, 2010	299,818		$4.86
Metro Medical Services	March 26, 2010	589,930		$3.89
Direct IME	June 30, 2010	507,606	C$	8.22
SOMA Medical Assessments	June 30, 2010	530,921	C$	8.22
Network Medical Review	June 30, 2010	565,474		$7.79
Independent Medical Services	June 30, 2010	31,005		$7.79
Exigere	August 6, 2010	167,317		$11.67
Health Cost Management	September 1, 2010	52,881		$11.67
UK Independent Medical Services	September 7, 2010	253,003		£7.57
Royal Medical Consultants, Inc.	December 20, 2010	37,896		$18.51

Common Stock Issuance to Investors

On August 23, 2010, pursuant to the exemption provided in Section 4(2) of the Securities Act, we issued 8,585 shares of common stock to each of Michael J. Foley and Anthony L. Prater at a purchase price of $11.67 per share. No underwriters were involved in the foregoing sales of securities nor were any commissions paid as part of these sales.

Private Placement of Common Stock

On January 7, 2010, pursuant to the exemption from registration provided in Section 4(2) of the Securities Act, we completed the private placement of an aggregate of 1,989,855 shares of our common stock. 1,250,349 shares were issued to existing stockholders and certain employees of the company at a purchase price of $2.76 per share. We issued 739,506 shares to two of our directors, Richard E. Perlman and James K. Price, in connection with an amendment to the Monitoring Fee Agreement between the Company and Compass Partners, L.L.C. (“Compass Partners”), whereby our ongoing obligation to pay Compass Partners a cash monitoring fee for certain services provided by Compass Partners was terminated. See “Certain Relationships and Related Transactions.” No underwriters were involved in the foregoing sales of securities nor were any commissions paid as part of these sales.

Private Placement of Series A Convertible Preferred Stock

On March 12, 2010, we received gross proceeds of approximately $12.3 million in the first closing of a private placement of our Series A Convertible Preferred Stock to accredited investors. Pursuant to subscription agreements entered into with these investors, we sold 1,857,246 shares of Series A Convertible Preferred Stock at $6.63 per share. On March 26, 2010, we completed a second closing of the private placement for an additional 1,057,269 shares. The additional gross proceeds to us amounted to approximately $7.0 million. On May 7, 2010, we completed the third and final closing of the private placement of 2,060,666 shares of the Series A Convertible Preferred Stock and an additional of approximately $13.7 million in gross proceeds. After payment of commissions and expenses associated with the private placement (as described below), we received approximately $32.4 million of net proceeds in the private placement.

Broadband Capital Management LLC (“Broadband”) acted as the exclusive placement agent in connection with the private placement. For their services as placement agent, pursuant to the terms of an engagement agreement between the Company and Broadband, Broadband received a cash fee equal to $270,000 of the gross proceeds. In addition, certain officers and employees of Broadband received 407,062 shares of our common stock and warrants to purchase an aggregate of 447,763 shares of our common stock at an exercise price of $6.63 per share. The warrants are fully vested and have a term of 5 years. The Company believes the issuances of the common stock and warrants to certain officers and employees of Broadband were exempt from the registration requirements of the Securities Act in reliance on Section 4(2) thereof, and the rules and regulations promulgated thereunder, or Rule 701 thereunder, as transactions by an issuer pursuant to contracts relating to compensation as provided under such Rule 701.

In issuing the shares of Series A Convertible Preferred Stock to investors without registration under the Securities Act, we relied upon one or more of the exemptions from registration contained in Section 4(2) of the Securities Act, and in Regulation D promulgated thereunder, as the shares of Series A Convertible Preferred Stock were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement. We made this determination based on the representations of each investor which included, in pertinent part, that such investor is an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, that such investor was acquiring the shares of Series A Convertible Preferred Stock and the common stock issuable upon conversion thereof for investment purposes for its own account, and not with a view to, or for resale in connection with, any distribution or public offering thereof within the meaning of the Securities Act, and that such investor understood that the shares of Series A Convertible Preferred Stock and the common stock issuable upon conversion thereof may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom. The investors did not enter into the transaction with us as a result of or subsequent to any advertisement, article, notice or other communication published in any newspaper, magazine or similar media or broadcast on television, or radio, or presented at any seminar or meeting. Each investor represented they were afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the private placement.

Restricted Stock Awards to Directors

On July 16, 2010, pursuant to the exemption from registration provided in Section 4(2) of the Securities Act, each of the non-employee directors (with the exception of Mr. Graham, whose grant took place on October 11, 2010) was granted the number of shares of restricted common stock pursuant to our Amended and Restated 2008 Stock Incentive Plan set forth below. Such restricted stock awards shall vest on the one year anniversary of the grant date or upon a change of control.

Name	Number of Restricted Shares
Peter B. Bach, M.D., MAPP	10,266
Peter M. Graham	6,853
J. Thomas Presby	11,546
William A. Shutzer	10,904
David B. Zenoff	10,904

Repurchases of Securities

None.

Equity Compensation

 The following table provides information as of December 31, 2010 with respect to the shares of our common stock that may be issued under our existing equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance(2)
Equity compensation plans approved by security holders(1)	5,083,459	$7.25	5,003,430
Equity compensation plans not approved by security holders	—	—	—
Total	5,083,459	7.25	5,003,430

(1) Includes our Amended and Restated 2008 Stock Incentive Plan.
(2) Number of securities available for future issuance represents securities available under the Amended and Restated 2008 Stock Incentive Plan.

Performance Graph

The following performance graph compares the cumulative total shareholder return on an investment of $100 in our common stock from the time of our initial public offering until December 31, 2010 with the total return of the Russell 3000 Index on which we are listed, and the S&P 600 Health Care Index.

* $100 invested on October 28, 2010 in stock or index including reinvestment of dividends.

	10/28/2010	11/15/2010	11/30/2010	12/15/2010	12/31/2010
Exam Works Group, Inc.	100.00	96.25	107.81	119.75	115.50
Russell 3000 Index	100.00	101.45	100.41	105.05	107.06
S&P 600 Healthcare Index	100.00	101.50	101.40	108.58	110.55

The stock performance included in this graph is not necessarily indicative of future stock performance.

Item 6. Selected Financial Data

The following tables set forth, for the periods and as of the dates indicated, our predecessor and successor summary consolidated financial data. For financial statement presentation purposes, CFO Medical Services, P.A. (“CFO”) has been identified as the predecessor. The summary predecessor statement of operations data for the year ended December 31, 2006 is derived from unaudited financial statements, not included in this report.  The summary predecessor statement of operations data for the year ended December 31, 2007 is derived from previously audited financial statements, not included in this report. The summary predecessor statement of operations data for the period from January 1, 2008 to July 13, 2008 are derived from audited financial statements included in this report. ExamWorks is the successor company, having been founded on April 27, 2007 for the purpose of acquiring companies in the IME industry. The successor summary consolidated statement of operations data for the period from April 27, 2007 (inception) to December 31, 2007 and the successor summary consolidated balance sheet data as of December 31, 2007 is derived from previously audited financial statements, not included in this report.  The successor summary consolidated statement of operations data for the years in the three-year period ended December 31, 2010 and the successor summary consolidated balance sheet data as of 2009 and 2010 are derived from our audited consolidated financial statements. The successor summary consolidated balance sheet data as of December 31, 2008 are derived from previously audited financial statements, not included in this report. The summary predecessor balance sheet data as of December 31, 2007 are derived from previously audited financial statements, not included in this report. The predecessor summary balance sheet data as of December 31, 2006 are derived from CFO’s unaudited financial statements, not included in this report. Historical results are not indicative of the results to be expected in the future.

You should read the following selected consolidated financial data below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included in this Form 10-K. The significant changes in balances impacting comparability are the result of business combinations. See further discussion in Note 3 to the Consolidated Financial Statements.

	Predecessor			Successor
			For the
	For the		period		For the
	years ended		ended		years ended,
	December 31,		July 13,		December 31,
	2006	2007	2008(1)	2007(2)	2008	2009	2010

Consolidated Statement of Operations Data:(3)

Revenues	$9,145	$9,783	$6,072	$—	$14,694	$49,634	$163,511

Costs and expenses:

Costs of revenues	6,466	5,873	3,757	—	9,828	32,026	103,606
Selling, general and administrative expenses	2,637	3,772	2,304	226	4,610	15,811	37,689
Depreciation and amortization	80	57	33	—	2,392	6,889	19,505
Total costs and expenses	9,183	9,702	6,094	226	16,830	54,726	160,800
Income (loss) from operations	(38)	81	(22)	(226)	(2,136)	(5,092)	2,711
Interest and other expenses, net	7	13	11	—	1,470	1,925	11,233
Income (loss) before income taxes	(45)	68	(33)	(226)	(3,606)	(7,017)	(8,522)

Provision (benefit) for income taxes	11	4	3	—	(1,434)	(2,613)	(2,484)
Net income (loss)	$(56)	$64	$(36)	$(226)	$(2,172)	$(4,404)	$(6,038)

Net income (loss) per share attributable to common stockholders — basic and diluted	$(56.00)	$54.01	$(30.38)	$(0.73)	$(0.44)	$(0.42)	$(0.33)

Weighted average shares outstanding — common stock	1,000	1,185	1,185	308,466	4,895,962	10,479,155	18,500,859

Other Financial Data:

Adjusted EBITDA(3)(4)	$42	$138	$11	$(36)	$1,076	$6,496	$30,321

	Predecessor		Successor
	As of December 31,		As of December 31,
	2006	2007	2007	2008	2009	2010
	(In thousands )
Consolidated Balance Sheet Data:
Cash and cash equivalents	$180	$191	$416	$1,203	$1,499	$33,624
Current assets	1,605	1,625	416	4,735	11,497	74,580
Total assets	1,755	1,883	689	38,898	76,547	249,062
Current portion of long-term debt	—	—	—	1,534	3,263	—
Current portion of subordinated unsecured notes payable	—	—	—	—	1,565	2,312
Current liabilities	921	648	434	5,700	20,871	37,580
Revolving line of credit and discount facility	—	500	—	1,500	600	4,998
Long-term debt, less current portion	—	49	—	10,205	29,371	—
Long-term subordinated unsecured notes payable, less current portion	251	—	—	—	3,552	2,546
Total liabilities	1,172	1,197	434	18,375	56,147	48,822
Convertible preferred stock	—	—	—	—	—	—
Total stockholders’ equity	$583	$686	$255	$20,523	$20,400	$200,240

(1)          Includes the period from January 1, 2008 to July 13, 2008 for the predecessor company.
(2)          Includes the period from April 27, 2007 (inception) to December 31, 2007 for the successor company.
(3)         The significant changes in balances impacting comparability are the result of business combinations. See further discussion in Note 3 of the Notes to Consolidated Financial Statements.
(4)          Adjusted EBITDA is a non-GAAP measure that is described and reconciled to net loss below and is not a substitute for the GAAP equivalent. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, acquisition related transaction costs, stock based compensation expenses, and other non-recurring costs. We believe that Adjusted EBITDA is an important measure of our operating performance because it allows management, lenders, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of changes to our capitalization structure, acquisition related costs, income tax status, and other items of a non-operational nature that affect comparability. The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Adjusted EBITDA.”

	Predecessor			Successor
	For the	For the	For the		For the
	years ended,	years ended,	period ended,		years ended,
	December 31,	December 31,	July 13,		December 31,
	2006	2007	2008(i)	2007(ii)	2008	2009	2010
	(In thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(56)	$64	$(36)	$(226)	$(2,172)	$(4,404)	$(6,038)
Share-based compensation expense	—	—	—	—	101	218	1,816
Depreciation and amortization expense	80	57	33	—	2,392	6,889	19,505
Acquisition-related transaction costs	—	—	—	—	719	2,109	6,101
Monitoring fee(iii)	—	—	—	—	—	1,738	—
Other non-recurring costs(iv)	—	—	—	190	—	634	188
Interest and other expenses, net	7	13	11	—	1,470	1,925	11,233
Provision (benefit) for income taxes	11	4	3	—	(1,434)	(2,613)	(2,484)
Adjusted EBITDA	$42	$138	$11	$(36)	$1,076	$6,496	$30,321

(i)	Includes the period from January 1, 2008 to July 13, 2008 for the predecessor company.
(ii)	Includes the period from April 27, 2007 (inception) to December 31, 2007 for the successor company.
(iii)	See “Certain Relationships and Related Transactions—Monitoring Fee Agreement” for a description of the monitoring fee.
(iv)	Other non-recurring costs consist of start-up costs incurred in 2007, severance and facility termination costs in 2009 and severance and relocation costs in 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with “Selected Consolidated Financial Data,” and our consolidated financial statements and the related notes and the other financial information appearing elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under “Risk Factors” and “Forward-Looking Statements.” All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements.

Our Business

We are a leading provider of independent medical examinations, or “IMEs”, peer and bill reviews, and related services, which include litigation support services, administrative support services and medical record retrieval services. We were incorporated as a Delaware corporation on April 27, 2007. From July 14, 2008 through the date of this filing, we have acquired 30 IME businesses, including a leading provider of software solutions to the IME industry. We currently operate out of 41 service centers servicing all 50 U.S. states, Canada and the United Kingdom. In June 2010, we effected a corporate reorganization creating a holding company, ExamWorks Group, Inc., with ExamWorks, Inc. becoming a wholly-owned subsidiary of ExamWorks Group, Inc.  In the fourth quarter of 2010, we issued 9.3 million shares of our common stock in an initial public offering (“IPO”).

We provide our services to property and casualty insurance carriers, law firms, third-party claim administrators, government agencies, and state funds that use independent services to confirm the veracity of claims by sick or injured individuals for workers’ compensation, automotive, personal injury liability and disability insurance coverage. We help our clients manage costs and enhance their risk management processes by verifying the validity, nature, cause and extent of claims, identifying fraud and providing fast, efficient and quality IME services.

We provide our clients with the local presence, expertise and broad geographic coverage they increasingly require. Our size and geographic reach give our clients access to our medical panel of credentialed physicians and other medical providers and our proprietary information technology infrastructure that has been specifically designed to streamline the complex process of coordinating referrals, scheduling appointments, complying with regulations and client reporting. Our primary service is to provide IMEs that give our clients authoritative and accurate answers to questions regarding the nature and permanency of medical conditions or personal injury, their cause and appropriate treatment. Additionally, we provide peer and bill reviews, which consist of medical opinions by members of our medical panel without conducting physical exams, and the review of physician and hospital bills to examine medical care rendered and its conformity to accepted standards of care.

Acquisitions

We operate in a highly fragmented industry and have completed numerous acquisitions. A key component of our business strategy is growth through acquisitions that expand our geographic coverage, provide new or complementary lines of business, expand our portfolio of services, and increase our market share. Another central feature of our business strategy is to grow our business organically by selling additional services to existing clients, cross-selling into additional insurance lines of business and expanding our geographic footprint with existing clients. To date, we have completed the following 30 acquisitions:

Acquisition Date	Name
February 28, 2011	● MES Group, Inc.
February 18, 2011	● National IME Centres Inc.
December 20, 2010	● Royal Medical Consultants
October 1, 2010	● BMEGateway
September 7, 2010	● UK Independent Medical Services
September 1, 2010	● Health Cost Management
August 6, 2010	● Verity Medical
● Exigere
June 30, 2010	● SOMA Medical Assessments
● Direct IME
● Network Medical Review
● Independent Medical Services
● 401 Diagnostics
March 26, 2010	● Metro Medical Services
March 15, 2010	● American Medical Bill Review
● Medical Evaluations
December 31, 2009	● Abeton
● Medical Assurance Group
● MedNet I.M.S.
●QualMed
● IME Operations of Physicians Practice
August 14, 2009	● The Evaluation Group
August 4, 2009	● Benchmark Medical Consultants
July 7, 2009	● IME Software Solutions
May 21, 2009	● Florida Medical Specialists
● Marquis Medical Administrators
April 17, 2009	● Ricwel
July 14, 2008	● CFO Medical Services
● Crossland Medical Review Services
● Southwest Medical

Sources of Revenues and Expenses

Revenues

We derive revenue primarily from fees charged for independent medical examinations, peer and bill reviews and other related services, which include litigation support services, administrative support services and medical record retrieval services. Revenues are recognized at the time services have been performed and, if applicable, at the time the report is shipped to the end user. We expect revenue to continue to increase principally through organic and acquisition growth. Our revenue is derived from services performed in different geographic areas. Pro forma for acquisitions completed through December 31, 2010, no client contributed more than 10% of pro forma total revenue in the years ended December 31, 2009 or 2010.

Costs of revenues

Costs of revenues are comprised of fees paid to members of our medical panel; other direct costs including transcription, film and medical record obtainment and transportation; and other indirect costs including labor and overhead related to the generation of revenue. We expect these operationally driven costs to increase to support future revenue growth and as we continue to grow through acquisitions.

Selling, general and administrative expenses

Selling, general and administrative (“SGA”) expenses consist primarily of expenses for administrative, human resource related, corporate information technology support, legal (primarily from transaction costs related to acquisitions), finance and accounting personnel, professional fees (primarily from transaction costs related to acquisitions), insurance and other corporate expenses. We expect that SGA expenses will increase as we continue to add personnel to support the growth of our business and pursue acquisition growth. In addition, we anticipate that we will incur additional personnel expenses, professional service fees, including audit and legal, investor relations, costs of compliance with securities laws and regulations, and higher director and officer insurance costs related to operating as a public company. As a result, we expect that our SGA expenses will continue to increase in the future but decrease as a percentage of revenue over time as our revenue increases.

Depreciation and amortization

Depreciation and amortization (“D&A”) expense consists primarily of amortization of our finite lived intangible assets obtained through acquisitions completed to date and, to a lesser extent, depreciation of equipment and leasehold improvements. We expect that depreciation and amortization expense will increase as we continue our acquisition strategy.

Results of Operations

ExamWorks was formed on April 27, 2007 for the purpose of acquiring companies in the IME industry and is the successor company. For financial statement purposes, CFO Medical Services, P.A. (“CFO”) has been identified as the predecessor. The following table sets forth the predecessor, successor and pro forma combined consolidated statement of operations data for the periods indicated. The pro forma combined consolidated statement of operations data combine our results of operations for the year ended December 31, 2008 and the predecessor’s results of operations for the period from January 1, 2008 to July 13, 2008, as if the predecessor acquisition had occurred on January 1, 2008. See below for a description of the assumptions used in preparing the pro forma combined consolidated statement of operations data for the year ended 2008. The pro forma combined consolidated financial statement information is presented for informational purposes only, does not purport to represent what our results of operations actually would have been had the predecessor relevant transactions been consummated on the dates indicated and is not necessarily indicative of our results of operations for any future period or our financial condition as of any future date.

	Predecessor	Successor			Pro Forma
	For the	For the			For the
	period ended	years ended,			year ended,
	July 13,	December 31,			December 31,
	2008(1)	2008	2009	2010	2008 (2)
	(In thousands, except share and per share data )
Revenues	$6,072	$14,694	$49,634	$163,511	$20,766
Costs and expenses:
Costs of revenues	3,757	9,828	32,026	103,606	13,585
Selling, general and administrative expenses(3)	2,304	4,610	15,811	37,689	5,090
Depreciation and amortization(4)	33	2,392	6,889	19,505	3,149
Total costs and expenses	6,094	16,830	54,726	160,800	21,824
Income (loss) from operations	(22)	(2,136)	(5,092)	2,711	(1,058)
Interest and other expenses, net(5)	11	1,470	1,925	11,233	1,770
Loss before income tax benefit	(33)	(3,606)	(7,017)	(8,522)	(2,828)
Provision (benefit) for income taxes(6)	3	(1,434)	(2,613)	(2,484)	(1,124)
Net loss	$(36)	$(2,172)	$(4,404)	$(6,038)	$(1,704)

Net loss per share attributable to common stockholders — basic and diluted	$(30.38)	$(0.44)	$(0.42)	$(0.33)

Weighted average shares outstanding — common stock	1,185	4,895,962	10,479,155	18,500,859
Other Financial Data:
Adjusted EBITDA(7)	$11	$1,076	$6,496	$30,321	$2,911

(1)	Includes the period from January 1, 2008 to July 13, 2008 for the predecessor company.
(2)
The pro forma combined consolidated financial information has been prepared from, and should be read in conjunction with, our historical consolidated financial statements and related notes and the audited financial statements with respect to the predecessor company included elsewhere in this report.

The pro forma acquisition adjustments described in (3), (4), (5), and (6) below were based on available information and certain assumptions made by our management and may be revised as additional information becomes available. The unaudited pro forma combined consolidated financial information included in this report is not intended to represent what our financial position is or results of operations would have been if the acquisition had occurred on that date or to project our results of operations for any future period. Since the Company and the predecessor business were not under common control or management for some of the period presented, the pro forma combined consolidated financial results may not be comparable to, or indicative of, future performance.

The pro forma combined consolidated statements of operations included herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and certain footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to these rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

The pro forma combined consolidated financial information does not reflect any cost savings, operating synergies or revenue enhancements that the combined company may achieve as a result of the acquisition, the costs to combine our operations or the costs necessary to achieve these cost savings, operating synergies and revenue enhancements.

(3)
The predecessor’s pre acquisition selling, general and administrative expenses were $2.3 million, the successor’s selling, general and administrative expenses were $4.6 million, for combined selling, general and administrative expenses of $6.9 million prior to this adjustment. This adjustment represents the elimination of certain selling, general and administrative costs that represent material, non-recurring costs related to predecessor entity. To arrive at pro forma selling, general and administrative costs of $5.1 million, an adjustment of $(1.8) million was recorded representing certain salary and related personal expenses attributable to the previous owners of the predecessor. These adjustments represent contractual reductions for new compensation terms entered into as part of the acquisition agreement. The expenses in the predecessor historical financial statements are considered to be non-recurring and are not expected to have a continuing impact on the operations of the Company.

(4)
The predecessor’s pre acquisition depreciation and amortization expenses were $33,000, the successor’s depreciation and amortization expenses were $2.4 million, for combined depreciation and amortization expenses of $2.4 million prior to this adjustment. To arrive at pro forma depreciation and amortization expenses of $3.1 million, an adjustment of $700,000 was recorded to reflect incremental depreciation and amortization expense for the pro forma period. The pro forma incremental depreciation and amortization expense represents approximately 6.5 months of incremental depreciation and amortization expense resulting primarily from acquired intangibles.

(5)
The predecessor’s pre acquisition interest and other expenses, net were $11,000, the successor’s interest and other expenses, net were $1.5 million, for combined interest and other expenses, net of $1.5 million prior to this adjustment. To arrive at pro forma interest and other expenses, net of $1.8 million, an adjustment of $300,000 was recorded assuming that acquisition related debt was incurred on January 1, 2008 and reflecting incremental interest expense incurred on this borrowing. The pro forma incremental interest expense represents approximately 6.5 months of incremental interest expense resulting primarily from the debt incurred to acquire the predecessor.

(6)
The predecessor’s pre acquisition provision (benefit) for income taxes were $3,000, the successor’s provision (benefit) for income taxes were $(1.4) million, for combined provision (benefit) for income taxes of $(1.4) million prior to this adjustment. To arrive at pro forma provision (benefit) for income taxes of $(1.1) million an adjustment of $(300,000) was recorded to reflect the calculated income tax provision for the predecessor acquisition due to it being a flow through entity prior to acquisition.

(7)	Adjusted EBITDA is a non-GAAP measure that is described and reconciled to net loss in the next section and is not a substitute for the GAAP equivalent.

Adjusted EBITDA

In connection with the ongoing operation of our business, our management regularly reviews Adjusted EBITDA, a non-GAAP financial measure, to assess our performance. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, acquisition-related transaction costs, share-based compensation expenses, and other non-recurring costs. We believe that Adjusted EBITDA is an important measure of our operating performance because it allows management, lenders, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of changes to our capitalization structure, acquisition related costs, income tax status, and other items of a non-operational nature that affect comparability.

We believe that various forms of the Adjusted EBITDA metric are often used by analysts, investors and other interested parties to evaluate companies such as ours for the reasons discussed above. Additionally, Adjusted EBITDA is used to measure certain financial covenants in our credit facility. Adjusted EBITDA is also used for planning purposes and in presentations to our Board of Directors as well as in our incentive compensation programs for our employees, excluding our senior management.

Non-GAAP information should not be construed as an alternative to GAAP information, as the items excluded from the non-GAAP measures often have a material impact on our financial results. Management uses, and investors should use, non-GAAP measures in conjunction with our GAAP results.

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated. The following table also presents a reconciliation of pro forma Adjusted EBITDA to pro forma net loss for the period presented.

	Predecessor	Successor			Pro Forma
	For the	For the			For the
	period ended	years ended,			year ended,
	July 13,	December 31,			December 31,
	2008(i)	2008	2009	2010	2008

Reconciliation of Adjusted EBITDA:
Net loss	$(36)	$(2,172)	$(4,404)	$(6,038)	$(1,704)
Share-based compensation expense	—	101	218	1,816	101
Depreciation and amortization	33	2,392	6,889	19,505	3,149
Acquisition-related transaction costs	—	719	2,109	6,101	719
Monitoring fee(ii)	—	—	1,738	—	—
Other non-recurring costs(iii)	—	—	634	188	—
Interest and other expenses, net	11	1,470	1,925	11,233	1,770
Provision (benefit) for income taxes	3	(1,434)	(2,613)	(2,484)	(1,124)
Adjusted EBITDA	$11	$1,076	$6,496	$30,321	$2,911

(i)	Includes the period from January 1, 2008 to July 13, 2008 for the predecessor company.
(ii)	See “Certain Relationships and Related Transactions—Monitoring Fee Agreement” for a description of the monitoring fee.
(iii)	Other non-recurring costs consist of severance and facility termination costs.

Comparison of the Years Ended December 31, 2010 and 2009 – Successor

Revenues. Revenues were $163.5 million for the year ended December 31, 2010 compared to $49.6 million for the year ended December 31, 2009, an increase of $113.9 million, or 229%. The increase in revenues over the 2009 period was due to the following:

●	$108.1 million, or 217%, was attributable to acquisitions completed throughout 2009 and 2010.

●	$5.8 million, or 12%, was due to organic growth primarily attributable to both increased volume and, to a lesser extent, a favorable change in sales mix.

Costs of revenues. Costs of revenues were $103.6 million for the year ended December 31, 2010 compared to $32.0 million for the year ended December 31, 2009, an increase of $71.6 million, or 224%. The increase in costs of revenues over the 2009 period was due to the following:

●	$69.7 million, or 218%, was attributable to acquisitions completed throughout 2009 and 2010.

●	$1.9 million, or 6%, was primarily attributable to increased fees paid to members of our medical panel and, to a lesser extent, an increase in other direct costs.

●
Costs of revenues as a percentage of revenues for the year ended December 31, 2010 decreased slightly from 65% for the year ended December 31, 2009 to 63% for year ended December 31, 2010. The improvement in this percentage was primarily due to the impact of a favorable change in sales mix and, to a lesser extent, the operating leverage inherent in the business.

Selling, general and administrative. SGA expenses were $37.7 million for the year ended December 31, 2010 compared to $15.8 million for the year ended December 31, 2009, an increase of $21.9 million, or 138%. The increase in SGA expenses over the 2009 period was due to the following:

●	$17.2 million, or 109%, was attributable to the acquisitions completed throughout 2009 and 2010.

●
$4.7 million, or 29%, was primarily attributable to increased acquisition related transaction costs of $2.7 million, increased share based compensation expense of approximately $1.6 million primarily due to the accelerated vesting provision certain options upon the initial public offering, an increase of approximately $2.7 million primarily in legal, phone, rent, travel, personnel expenses and other administrative expenses to support the growth in operations.  These increases in SGA expenses were offset by the decrease of approximately $1.9 million in professional fees due to the termination of the Compass Monitoring agreement in 2009, coupled with a decrease of approximately $400,000 in bad debt expense attributable to improved collection efforts.

Depreciation and amortization. D&A expenses were $19.5 million for the year ended December 31, 2010 compared to $6.9 million for the year ended December 31, 2009, an increase of $12.6 million, or 183%. The increase in D&A expenses over the 2009 period was due to the following:

●	$12.8 million, or 185%, was attributable to growth resulting from additional amortization of finite-lived intangibles and tangible assets related to acquisitions completed during 2009 and 2010.

●	$(160,000), or (2)%, was attributable to certain intangible assets arising from 2008 acquisitions becoming fully amortized in 2010 resulting in a decrease in amortization expense.

Interest and other expenses, net. Interest and other expenses, net were $11.2 million for the year ended December 31, 2010 compared to $1.9 million for the year ended December 31, 2009, an increase of $9.3 million, or 484%. Interest expense, net increased by approximately $5.6 million due to increased borrowings used to finance our acquisitions completed in 2009 and 2010.  In addition, amortization of capitalized loan costs increased by approximately $740,000.  Coupled with the increase in other expenses, net approximately $385,000 of the variance is attributable to the change in the interest rate swap from a net gain of $343,000 for the year ended December 31, 2009 to a net loss of approximately $(42,000) during the year ended December 31, 2010.  The increase in net loss on the interest rate swap was due to the change in the fair value of the instrument primarily driven by falling interest rates during 2009 and 2010.  Lastly, approximately $2.7 million of the variance is attributable to the write-off of capitalized loan costs related to our senior credit facility with Fifth Third Bank which was repaid and terminated in November 2010.

Income tax benefit. Income tax benefit was $2.5 million for the year ended December 31, 2010 compared with $2.6 million for the year ended December 31, 2009, a decrease of $0.1 million or 4.9%.  Our effective income tax rate was 29.1% and 37.2% for the years ended December 31, 2010 and 2009, respectively.  The tax rates in the 2010 period were impacted by state net operating losses and non deductible items.

Net loss. For the foregoing reasons, net loss was $6.0 million for the year ended December 31, 2010 compared to $4.4 million for the year ended December 31, 2009, an increase of $1.6 million or 37.1%.

Comparison of Years Ended December 31, 2009 and December 31, 2008 – Successor

Revenues. Revenues were $49.6 million for the year ended December 31, 2009 compared to $14.7 million for the year ended December 31, 2008, an increase of $34.9 million, or 238%. The increase in revenue over the 2008 period was due to the following:

●	$32.4 million, or 221%, was attributable to acquisitions completed in 2008 and 2009.

●	$2.5 million, or 17%, was due to organic growth primarily attributable to increased volume and, to a lesser extent, a favorable change in sales mix.

Costs of revenues. Costs of revenues were $32.0 million for the year ended December 31, 2009 compared to $9.8 million for the year ended December 31, 2008, an increase of $22.2 million, or 226%. The increase in costs of revenues over the 2008 was due to the following:

●	$21.4 million, or 218%, was attributable to acquisitions completed in 2008 and 2009.

●	$750,000, or 8%, was primarily attributable to increased fees paid to members of our medical panel and other direct costs resulting from increased revenues.

●
Costs of revenues as a percentage of revenues was 65% for the year ended December 31, 2009 compared to 67% for the year ended December 31, 2008. The improvement in this percentage was primarily due to the impact of a favorable change in sales mix to higher margin services.

Selling, general and administrative. SGA expenses were $15.8 million for the year ended December 31, 2009 compared to $4.6 million for the year ended December 31, 2008, an increase of $11.2 million, or 243%. The increase in SGA expenses over the 2008 was due to the following:

●	$5.1 million, or 110%, was attributable to the acquisitions completed in 2008 and 2009.

●
$6.1 million, or 133%, was primarily attributable to increased corporate headcount and other overhead expenses of $2.7 million to support our growing operations and develop the related corporate infrastructure, costs of $1.7 million incurred under the monitoring fee agreement, and increased transaction costs of $1.4 million related to the eleven acquisitions completed in 2009.

Depreciation and amortization. D&A expenses were $6.9 million for the year ended December 31, 2009 compared to $2.4 million for the year ended December 31, 2008, an increase of $4.5 million, or 188%. The increase in D&A expenses over the 2008 was due to the following:

●	$4.3 million, or 179%, was attributable to the acquisitions completed in 2008 and 2009.

●	$220,000, or 9%, was primarily attributable to increased depreciation expense resulting from continued capital expenditures to support our growing operations.

Interest and other expenses, net. Interest and other expenses, net were $1.9 million for the year ended December 31, 2009 compared to $1.5 million for the year ended December 31, 2008, an increase of $455,000, or 31%. Interest expense increased by $1.3 million, or 251%, primarily due to borrowings incurred to complete the 2008 and 2009 acquisitions. As of December 31, 2009, borrowings under our then outstanding senior credit facilities were $33.5 million compared to $13.2 million as of December 31, 2008. In December 2009, we entered into a senior credit facility with Fifth Third Bank and repaid and terminated our 2008 senior credit facility. The 2008 senior credit facility was terminated in order for us to enter into the senior credit facility with Fifth Third Bank, which was larger and allowed us to further finance our growth. The original lender with the 2008 senior credit facility was a significant participant in our Fifth Third senior credit facility. In conjunction with the termination of the 2008 senior credit facility, we recognized a loss from early extinguishment of debt in the amount of approximately $461,000 attributable to the unamortized portion of capitalized loan costs. The increase in other expenses was partially offset by the net gain in the interest rate swap of approximately $343,000 in the year ended December 31, 2009, an increase of approximately 136% compared to a net loss recorded in the prior year. This increase in net gain resulted from the change in the fair value of the instrument primarily due to an increase in interest rates in 2009 compared to 2008.

Income tax benefit. Income tax benefit was $2.6 million for the year ended December 31, 2009 compared to $1.4 million for the year ended December 31, 2008, an increase of $1.2 million or 82%. Our effective income tax rate was 37.2% and 39.8% for the years ended December 31, 2009 and 2008, respectively. The decrease in the effective income tax rates in 2009 was primarily due to changes in state tax apportionment factors as we expanded our geographic footprint.

Net loss. For the foregoing reasons, net loss was $4.4 million for the year ended December 31, 2009 compared to $2.2 million for the year ended December 31, 2008, an increase of $2.2 million, or 100%.

Comparison of Year Ended December 31, 2009 and Pro Forma Year Ended December 31, 2008

Revenues. Revenues were $49.6 million for the year ended December 31, 2009 compared to $20.8 million for the pro forma year ended December 31, 2008, an increase of $28.8 million, or 138%. The increase in revenue over the 2008 pro forma period was due to the following:

●           $25.9 million, or 125%, was attributable to the Crossland and Southwest Medical acquisitions completed in 2008 and acquisitions completed in 2009.

●           $2.9 million, or 13%, was due to organic growth primarily attributable to increased volume and, to a lesser extent, a change in sales mix.

Costs of revenues. Costs of revenues were $32.0 million for the year ended December 31, 2009 compared to $13.6 million for the pro forma year ended December 31, 2008, an increase of $18.4 million, or 136%. The increase in costs of revenues over the pro forma 2008 period was due to the following:

●           $16.0 million, or 118%, was attributable to the Crossland and Southwest Medical acquisitions completed in 2008 and acquisitions completed in 2009.

●           $2.4 million, or 18%, was primarily attributable to increased fees paid to members of our medical panel and other direct costs resulting from increased revenues.

●           Costs of revenues as a percentage of revenues remained consistent at 65% for the years ended December 31, 2009 and 2008.

Selling, general and administrative. SGA expenses were $15.8 million for the year ended December 31, 2009 compared to $5.1 million for the pro forma year ended December 31, 2008, an increase of $10.7 million, or 211%. The increase in SGA expenses over the pro forma 2008 period was due to the following:

●           $4.3 million, or 84%, was attributable to the Crossland and Southwest Medical acquisitions completed in 2008 and acquisitions completed in 2009.

●           $6.4 million, or 127%, was primarily attributable to increased corporate headcount and other overhead expenses of $2.7 million to support our growing operations and develop the related corporate infrastructure, costs of $1.7 million incurred under the monitoring fee agreement, and increased transaction costs of $1.4 million related to the eleven acquisitions completed in 2009.

Depreciation and amortization. D&A expenses were $6.9 million for the year ended December 31, 2009 compared to $3.1 million for the pro forma year ended December 31, 2008, an increase of $3.8 million, or 119%. The increase in D&A expenses over the pro forma 2008 period was due to the following:

●           $3.6 million, or 113%, was attributable to the Crossland and Southwest Medical acquisitions completed in 2008 and acquisitions completed in 2009.

●           $200,000, or 6%, was primarily attributable to increased depreciation expense resulting from continued capital expenditures to support our growing operations.

Interest and other expenses, net. Interest and other expenses, net were $1.9 million for the year ended December 31, 2009 compared to $1.8 million for the pro forma year ended December 31, 2008, an increase of $155,000, or 9%. Interest expense increased by $1.0 million, or 123%, primarily due to borrowings incurred to complete the 2008 Crossland and Southwest Medical acquisitions and to complete the 2009 acquisitions. As of December 31, 2009, borrowings under our then outstanding senior credit facilities were $33.5 million compared to $13.2 million as of December 31, 2008. In December 2009, we entered into a senior credit facility with Fifth Third Bank and repaid and terminated our 2008 senior credit facility. In conjunction with the termination of the 2008 senior credit facility, we recognized a loss from early extinguishment of debt in the amount of approximately $461,000 attributable to the unamortized portion of capitalized loan costs. The increase in other expenses was partially offset by the net gain in the interest rate swap of approximately $343,000 during the year ended December 31, 2009, resulting in an increase of approximately $1.3 million or 136% compared to a net loss of approximately $1.0 million recorded in the prior year. This increase in net gain resulted from the change in the fair value of the instrument primarily due to an increase in interest rates in 2009 compared to 2008.

Income tax benefit. Income tax benefit was $2.6 million for the year ended December 31, 2009 compared to $1.1 million for the pro forma year ended December 31, 2008, an increase of $1.5 million or 132%. Our effective income tax rate was 37.2% and 39.7% for the years ended December 31, 2009 and 2008, respectively. The decrease in the effective income tax rates in 2009 was primarily due to changes in state tax apportionment factors as we expanded our geographic footprint.

Net loss. For the foregoing reasons, net loss was $4.4 million for the year ended December 31, 2009 compared to $1.7 million for the pro forma year ended December 31, 2008, an increase of $2.7 million, or 159%.

Selected Quarterly Financial Data (Unaudited)

(In thousands, except share and per share data)
Quarter Ended	March 31	June 30	September 30	December 31
2010
Revenues	$25,400	$35,279	$48,563	$54,269
Costs and expenses:
Costs of revenues	16,132	22,133	30,428	34,913
Selling, general and administrative expenses	6,011	8,372	9,587	13,719
Depreciation and amortization	2,977	3,570	5,905	7,053
Total costs and expenses	25,120	34,075	45,920	55,685
Income (loss) from operations	280	1,204	2,643	(1,416)
Other expenses, net	1,464	1,347	2,533	5,889
Income (loss) before income taxes	(1,184)	(143)	110	(7,305)
Provision (benefit) for income taxes	(589)	(71)	33	(1,857)
Net income (loss)	$(595)	$(72)	$77	$(5,448)
Net income (loss) per share attributable to common stockholders:
Basic —	$(0.04)	$—	$—	$(0.20)
Diluted —	$(0.04)	$—	$—	$(0.20)

Weighted average shares outstanding — common stock:
Basic —	13,943,454	15,270,593	17,367,540	27,168,890
Diluted —	13,943,454	15,270,593	22,342,793	27,168,890
Other Financial Data:
Adjusted EBITDA(1)	$4,166	$6,183	$9,915	$10,057

(In thousands, except share and per share data)
Quarter Ended	March 31	June 30	September 30	December 31
2009
Revenues	$8,697	$10,931	$14,168	$15,838
Costs and expenses:
Costs of revenues	5,569	6,787	9,226	10,445
Selling, general and administrative expenses	2,455	3,627	3,851	5,877
Depreciation and amortization	1,228	1,364	2,038	2,259
Total costs and expenses	9,252	11,778	15,115	18,581
Loss from operations	(555)	(847)	(947)	(2,743)
Other expenses, net	221	98	522	1,084
Loss before income taxes	(776)	(945)	(1,469)	(3,827)
Benefit for income taxes	(289)	(352)	(547)	(1,425)
Net loss	$(487)	$(593)	$(922)	$(2,402)
Net loss per share attributable to common stockholders:
Basic —	$(0.05)	$(0.06)	$(0.09)	$(0.22)
Diluted —	$(0.05)	$(0.06)	$(0.09)	$(0.22)

Weighted average shares outstanding — common stock:
Basic —	10,023,160	10,158,839	10,722,997	10,986,551
Diluted —	10,023,160	10,158,839	10,722,997	10,986,551
Other Financial Data:
Adjusted EBITDA(1)	$1,450	$1,358	$1,861	$1,827

(1) Adjusted EBITDA is a non-GAAP measure that is described and reconciled to net income (loss) below and is not a substitute for the GAAP equivalent.  We define Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, acquisition –related transaction costs, share-based compensation expenses and other non-recurring costs.  We believe that Adjusted EBITDA is an important measure of our operating performance because it allows management, lenders, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of changes to our capitalization structure, acquisition related costs, income tax status, and other items of a non-operational nature that affect our comparability.  The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated.  See also “Results of Operations – Adjusted EBITDA.”

(In thousands)
	March 31,	June 30,	September 30,	December 31,
Quarter Ended	2010	2010	2010	2010

Net (loss) income	$(595)	$(72)	$77	$(5,448)
Share-based compensation expense	114	184	261	1,257
Depreciation and amortization expense	2,977	3,570	5,905	7,053
Acquisition-related transaction costs	795	1,225	1,106	2,975
Monitoring Fee(i)	—	—	—	—
Other non-recurring costs(ii)	—	—	—	188
Interest and other expenses, net	1,464	1,347	2,533	5,889
Provision (benefit) for income taxes	(589)	(71)	33	(1,857)
Adjusted EBITDA:	$4,166	$6,183	$9,915	$10,057

(In thousands)
Quarter Ended	March 31	June 30	September 30	December 31
2009
Net loss	$(487)	$(593)	$(922)	$(2,402)
Share-based compensation expense	59	73	79	7
Depreciation and amortization expense	1,228	1,364	2,038	2,259
Acquisition-related transaction costs	192	499	617	801
Monitoring Fee(i)	197	73	—	1,468
Other non-recurring costs(ii)	329	196	74	35
Interest and other expenses, net	221	98	522	1,084
Benefit for income taxes	(289)	(352)	(547)	(1,425)
Adjusted EBITDA:	$1,450	$1,358	$1,861	$1,827

(i) See footnote 8 of the Notes to Consolidated Financial Statements for a description of the Monitoring Fee.
(ii) Other non-recurring costs consist of severance, facility termination and relocation costs.

Liquidity and Capital Resources

Our principal capital requirements are to fund operations and acquisitions. To date, we have funded our capital needs from cash flow generated from operations, private placements of our common and preferred stock, the initial public offering, and borrowings under our existing credit facility. We have also funded our acquisition program with equity issuances to sellers and with seller debt financing. We expect that cash and cash equivalents, availability under our existing credit facility, and cash flows from operations will be sufficient to support our operations, planned capital expenditures and acquisitions for at least the next 12 months.

Although we believe that our current cash and cash equivalents and funds available under our senior revolving credit facility will be sufficient to meet our working capital and acquisition plans for at least the next 12 months, we may need to raise additional funds through the issuance of equity or convertible debt securities or increase borrowings to fund acquisitions. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. Additional financing may not be available or, if available, such financing may not be obtained on terms favorable to our stockholders and us.

Private Placements

From our inception through July 2008, we privately placed an aggregate of 6,169,320 shares of common stock to one investor for gross proceeds of $12.0 million.

In January 2010, we issued an aggregate of 1,989,867 shares of common stock for gross proceeds of $3.5 million and as consideration for the termination of the monitoring fee. See “Certain Relationships and Related Transactions—Monitoring Fee Agreement.”

In May 2010, we completed a private placement of our Series A Convertible Preferred Stock, which were convertible into shares of our common stock at the option of the holder, to raise additional capital to fund our acquisition program. We also increased the number of our authorized shares to 250 million shares of common stock and 50 million shares of preferred stock. Between March 2010 and May 2010, we issued an aggregate of 4,975,180 shares of Series A Convertible Preferred Stock, for approximately $33.0 million in gross proceeds to the Company. These shares of preferred stock had an aggregate initial liquidation preference of $33.0 million and accrued dividends at an annual rate of 12%, in each case payable only upon liquidation or deemed liquidation event. The preferred stock automatically converted into shares of our common stock simultaneously with the closing of the IPO.

On August 13, 2010, we issued 8,585 shares of common stock each to two investors at a purchase price of $11.67 per share.

Initial Public Offering

On November 2, 2010, we completed an IPO of common stock.  The total offering size was 11,845,000 shares (after exercise by the underwriters of their over-allotment option), consisting of 9,290,114 shares issued by us and 2,554,886 shares sold by existing stockholders of the Company.  Net proceeds to the Company were approximately $133.7 million, of which $102.4 million was used to repay the amounts outstanding under the Fifth Third Credit Facility.

Credit Facilities

Credit Facility

In November 2010, in conjunction with the initial public offering, we repaid $102.4 million of outstanding debt and terminated a credit facility.  This facility was replaced with a new senior revolving credit facility with Bank of America, N.A., as administrative agent and the other lenders party thereto, which following the exercise of the accordion feature in February 2011 provides for borrowings of up to $245 million. Up to $15 million of the new senior credit facility may be in the form of letters of credit, and up to $15 million may be in the form of swingline loans. We may elect to increase the new senior credit facility by an additional $35 million, so long as we are not in default under its terms and subject to the agreement of our lenders or new lenders to provide additional credit. Loans under the new senior credit facility will be used to fund our acquisition program (plans) and for general corporate purposes, including permitted acquisitions, and terminates in November 2013.  As of December 31, 2010, there were no amounts outstanding under the senior revolving credit facility.  As a result of the closing of the acquisition of MES in February of 2011, approximately $165 million is outstanding under this facility as of the date of this filing.

Our obligations under the new senior credit facility are guaranteed by each of our existing and future direct and indirect domestic subsidiaries, and such obligations are secured by substantially all of the assets of us and our domestic subsidiaries; however, in the case of our foreign subsidiaries, no more than 65% of the capital stock of first-tier subsidiaries shall be pledged, and no assets will be encumbered by liens in favor of our lenders.

Borrowings under the new senior credit facility bear interest, at either (i) LIBOR plus the applicable margin or (ii) a base rate (equal to the highest of (a) the federal funds rate plus 0.5%, (b) the Bank of America prime rate and (c) LIBOR (using a one month-period) plus 1.0%), plus the applicable margin, as we elect. The applicable margin means a percentage per annum determined in accordance with the following table:

		Commitment
Pricing		Fee/Unused	Letter of	Eurocurrency	Base Rate
Tier	Consolidated Leverage Ratio	Line Fee	Credit Fee	Rate Loans	Loans
1	≥ 2.50 to 1.0	0.50%	3.75%	3.75%	2.75%
2	< 2.50 to 1.0 but ≥ 1.75 to 1.0	0.63%	3.50%	3.50%	2.50%
3	< 1.75 to 1.0 but ≥ 1.0 to 1.0	0.63%	3.25%	3.25%	2.25%
4	< 1.0 to 1.0	0.75%	3.00%	3.00%	2.00%

In the event of default, the outstanding indebtedness under the new credit facility will bear interest at an additional 2%.

The new senior credit facility contains restrictive covenants, including among other things financial covenants requiring us to not exceed a maximum consolidated senior leverage coverage ratio, a maximum total consolidated leverage ratio and to maintain a minimum consolidated fixed charge coverage ratio. The new senior credit facility also restricts our ability (subject to certain exceptions) to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and make other payments in respect of capital stock, make certain investments, sell assets, change our lines of business, enter into transactions with affiliates and other corporate actions.

The new senior credit facility also includes events of default typical of these types of credit facilities and transactions, including, but not limited to, the nonpayment of principal, interest, fees or other amounts owing under the new senior credit facility, the violation of covenants, the inaccuracy of representations and warranties, cross defaults, insolvency, certain ERISA events, material judgments and change of control. The occurrence of an event of default could result in the lenders not being required to lend any additional amounts and the acceleration of obligations under the new senior credit facility, causing such obligations to be due and payable immediately, which could materially and adversely affect us.

Working Capital Facility

On September 29, 2010, our indirect wholly-owned subsidiary UK Independent Medical Services Limited (“UKIM”) entered into a Sales Finance Agreement (“SFA”) with Barclays Bank PLC (“Barclays”), pursuant to which Barclays will provide UKIM a working capital facility of up to £5,000,000, subject to the terms and conditions of the SFA. The working capital facility bears a discount margin of 2.5% over Base Rate (0.5% rate on December 31, 2010) and serves to finance UKIM’s unpaid account receivables. The working capital facility will operate on a co-terminus and cross-default basis with other facilities provided by Barclays Bank PLC and with our new senior credit facility with Bank of America, N.A. As of December 31, 2010, we had $5.0 million outstanding under the working capital facility, resulting in $2.8 million in availability.

Cash Flow Summary

Cash and cash equivalents were $33.6 million at December 31, 2010, as compared with $1.5 million at December 31, 2009 and $1.2 million at December 31, 2008.

Our cash flows from operating, investing and financing activities, as reported in our consolidated financial statements included elsewhere in this report, are summarized as follows:

	Predecessor	Successor
	For the
	period from
	January 1, 2008	For the years ended
	to July 13,	December 31,
	2008	2008	2009	2010
	in thousands
Net cash provided by (used in) operating activities	$693	$(289)	$4,177	$18,303
Net cash used in investing activities	—	(23,173)	(25,775)	(116,537)
Net cash provided by (used in) financing activities	(549)	24,249	21,894	130,319
Exchange rate impact on cash and cash equivalents	—	—	—	40
Net increase in cash and cash equivalents	$144	$787	$296	$32,125

Operating Activities. Net cash provided by operating activities was $18.3 million in the year ended December 31, 2010 as compared with net cash provided by operating activities of $4.2 million in the year ended December 31, 2009. Net cash provided by operating activities for 2010 consisted of our net loss of $6.0 million which was offset by net non-cash charges of $20.1 million (including $19.5 million in depreciation and amortization and $(5.4) million from deferred income taxes) and a decrease in working capital of approximately $4.2 million in 2010. The decrease in working capital primarily consisted of increases in accounts receivable of $(2.1) million, offset by increases in trade accounts payable and accrued expenses of $5.0 million and other current liabilities of $1.7 million.

Net cash provided by operating activities was $4.2 million in the year ended December 31, 2009 as compared with net cash used in operating activities of $(289,000) in the year ended December 31, 2008. Net cash provided by operating activities for 2009 consisted of our net loss of $(4.4) million which was offset by non-cash charges of $4.9 million (including $6.9 million in depreciation and amortization and $(2.7) million from deferred income taxes) and a decrease in working capital of approximately $3.6 million in 2009. The decrease in working capital primarily consisted of increases in accounts receivable of $(1.1) million, offset by increases in trade accounts payable and accrued expenses of $3.0 million and amounts due to related parties of $1.9 million.

Net cash used in operating activities for 2008 resulted from our net loss of $(2.2) million and a net increase in working capital of approximately $591,000, primarily due to cash provided by increases in trade accounts payable and accrued liabilities, which was offset by non-cash charges of $2.5 million.

Net cash provided by operating activities for the predecessor was $693,000 for the period from January 1, 2008 to July 13, 2008, resulting from net income of $218,000 and a net increase in working capital of $440,000, principally due to the reduction of accounts receivable and an increase in accounts payable and accrued expenses.

Investing Activities. Net cash used in investing activities was $(116.5) million and $(25.8) million in the years ended December 31, 2010 and 2009, respectively. This increase was directly attributable to cash paid for increased acquisition activity and capital asset purchases during 2010 of approximately $(115.2) million and $(3.4) million, respectively. The increase in cash used was partially offset by increases in other acquisition settlement related activities of approximately $418,000.

Net cash used in investing activities was $(25.8) million and $(23.2) million in the years ended December 31, 2009 and 2008, respectively. This increase was directly attributable to cash paid for increased acquisition activity and capital asset purchases during 2009 of approximately $(25.7) million and $(1.6) million, respectively. The increase in cash used was partially offset by increases in other acquisition settlement related activities of approximately $1.5 million.

Net cash used in investing activities was $(23.2) million in the year ended December 31, 2008. The cash used in investing activities in 2008 was primarily attributable to cash paid of approximately $(22.7) million to complete three acquisitions on July 14, 2008.

There was no change in net cash from investing activities for the predecessor in the period from January 1, 2008 to July 13, 2008.

Financing Activities. Net cash provided by financing activities was $130.3 million and $21.9 million in the years ended December 31, 2010 and 2009, respectively. This increase was primarily attributable to the net issuance of preferred stock of $32.4 million and net issuance of common stock of approximately $136.7 million, offset by net repayments and borrowings under our credit facilities of approximately $(32.6) million and payment of deferred financing costs of approximately $(6.5) million.

Net cash provided by financing activities was $21.9 million and $24.2 million in the years ended December 31, 2009 and 2008, respectively. This decrease was primarily attributable to the net decrease of borrowings and repayments under our credit facilities of approximately $8.6 million, and a reduction of proceeds from the issuance of common stock of approximately $(10.9) million year over year.

Cash provided by financing activities of $24.2 million during 2008 resulted primarily from the net borrowings and repayments under our credit facility of $12.4 million, coupled with $11.5 million in proceeds from the issuance of our common stock completed in July 2008. The cash provided by financing activities during 2007 was limited to cash received from investors of approximately $0.5 million.

Net cash used in financing activities for the predecessor was $(549,000) for the period from January 1, 2008 to July 13, 2008, resulting from net repayments of $(500,000) on its revolving line of credit facility and repayments of $(49,000) on a note payable.

Contingencies

We record contingent liabilities resulting from asserted and unasserted claims against us when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. We currently are not involved in any material legal proceedings. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to any future proceedings. Contingent liabilities are described in Note 9 to the consolidated financial statements included elsewhere in this report.

Contractual Obligations and Commitments

Our contractual cash payment obligations as of December 31, 2010 are set forth below:

	Payments due by year ending December 31,

	Total	2011	2012	2013	2014	2015	Thereafter
	(In thousands)
Operating leases	$15,652	$4,316	$3,647	$2,808	$1,889	$1,352	$1,640
Amounts outstanding under discount facility	4,998	—	—	4,998	—	—	—
Subordinated unsecured notes payable and deferred payments	4,858	2,312	1,848	222	209	267	—
Total:	$25,508	$6,628	$5,495	$8,028	$2,098	$1,619	$1,640

As of December 31, 2010, we leased our office spaces for our corporate locations in Atlanta, Georgia and New York, New York and also for our 27 service centers in various cities under non-cancelable lease agreements.

We have certain contractual obligations including various debt agreements with requirements to make interest payments. These amounts are subject to the level of borrowings in future periods and the interest rate for the applicable periods, and therefore the amounts of these payments are not determinable. Based upon amounts outstanding at December 31, 2010 and applicable interest rates of between 0.0% and 6.0%, interest amounts are expected to be approximately $300,000 per year over the next three years and immaterial thereafter.

Off-Balance Sheet Arrangements

We engage in no activities, obligations or exposures associated with off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Overview and Definitions

We have identified the policies below as critical to our business operations and understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout this management’s discussion and analysis of financial condition and results of operations where such policies affect our reported and expected financial results. Our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include those related to accounts receivable reserves, goodwill and other intangible assets, share-based compensation other equity instruments, income and other taxes, derivative instruments and contingent obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates, and the impact of changes in key assumptions may not be linear. Our management has reviewed the application of these policies with the audit committee of our Board of Directors. For a detailed discussion on the application of these and other accounting policies, see Note 2 to the consolidated financial statements included elsewhere in this report. We believe that our most critical accounting policies and estimates relate to the following:

Revenue Recognition

Revenue related to IMEs, peer reviews, bill reviews and administrative support services is recognized at the time services have been performed and the report is shipped to the end user. We believe that recognizing revenue at the time the report is shipped is appropriate because we meet the following four criteria in accordance with ASC 605-10-S25, Revenue Recognition: Overall, (i) persuasive evidence that arrangement exists, (ii) shipment has occurred, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured.

Revenue related to other IME services, including litigation support services and medical record retrieval services, where no report is generated, is recognized at the time the service is performed. We believe that recognizing revenue at the time the service is performed is appropriate because we meet the following four criteria in accordance with ASC 605-10-S25, (i) persuasive evidence that arrangement exists, (ii) services have been rendered, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured.

Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable balances consist of amounts owed to us for services provided in the normal course of business and are reported net of an allowance for doubtful accounts. Generally, no collateral is received from clients and the collectability of trade receivable balances is regularly evaluated based on a combination of factors such as client credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns and additions to the allowance are made based on these trends. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off.

Goodwill and Other Intangible Assets

Goodwill is an asset representing the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Based on the provisions of ASC 350, Intangibles—Goodwill and Other (“ASC 350”), goodwill and indefinite lived intangible assets are tested for impairment annually or more frequently if impairment indicators arise. We evaluate the carrying value of goodwill during the fourth quarter of each fiscal year and between annual valuations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances include: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using primarily the income, or discounted cash flows, approach. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

Intangible assets, including client relationships, trade names, covenants not to compete and technology that have finite lives are amortized over their useful lives.

We performed our annual impairment review of goodwill in October 2010 and reviewed subsequent events through December 31, 2010 and determined that the carrying value of goodwill was not impaired as of year end. Further, we believe that there have been no facts or circumstances subsequent to December 31, 2010 that indicate an impairment of goodwill exists.

Deferred Income Taxes

In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities.

As of December 31, 2009, we had net operating losses (“NOLs”) which are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Code. We generated $5.2 million of federal taxable income in the year ended December 31, 2010, fully utilizing the NOLs in 2010.

Additionally, we currently have significant deferred tax assets and other deductible temporary differences including basis differences between intangible assets. We do not provide a valuation allowance against our deferred tax assets as we believe that it is more likely than not that some or all of the deferred tax assets will be realized based on available evidence including scheduled reversal of deferred tax liabilities, projected future taxable income and other tax planning considerations.

Effective January 1, 2009, we adopted the provisions of ASC 740, Income Taxes (“ASC 740”), as it relates to uncertain tax positions. This guidance prescribes a comprehensive model for how a company should recognize, measure, present and disclosure in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. ASC 740 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. As of January 1, 2009, we recognized a liability for unrecognized tax liabilities of approximately $96,000. We recorded an additional $80,000 liability for unrecognized tax benefits in the year ended December 31, 2010 related to prior year tax positions of an acquired company. Additionally, the Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

We are no longer subject to U.S. federal income or state tax return examinations by tax authorities before 2006 and 2005, respectively, which periods relate to certain acquired businesses. We operate in multiple taxing jurisdictions and face audits from various tax authorities. We remain subject to examination until the statute of limitations expires for the respective tax jurisdiction. We do not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next twelve months.

Share-Based Compensation and Other Equity Instruments

Our stock incentive plan provides for the granting of stock options and share-based awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires measurement of compensation cost for all share-based awards at fair value on the grant date (or measurement date, if different) and recognition of compensation expense, net of forfeitures, over the requisite service period for awards expected to vest. We use the straight-line amortization method for recognizing share-based compensation expense.

The fair value of stock option grants is determined using the Black-Scholes valuation model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded stock options that have no vesting restrictions and are fully transferable, characteristics not present in these stock options. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because the Company’s stock options have characteristics significantly different from those of traded stock options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of its share-based awards. Our expected volatility assumptions are based on publicly traded peer group’s average implied historical volatility. We expect to continue to use an estimate based on our peer group’s historical volatility until we have adequate historical data regarding the volatility of our traded stock price. Expected life assumptions are based upon the average of the “simplified” method as described in Securities and Exchange Commission Staff Accounting Bulletin No. 107, which is the midpoint between the vesting date and the end of the contractual term, and the contractual term of the option, in accordance with ASC 718, which states that if no amount within the range is more or less likely than any other amount, an average of the range (its expected value) should be used for those options issued significantly out-of-the-money, or the “simplified” method for those options issued in the fourth quarter of 2010 which were determined to be issued approximately at-the-money. This option has been elected as we do not have sufficient stock option exercise experience to support a reasonable estimate of the expected term. The risk-free interest rate was selected based upon yields currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term of the option. We recognize compensation expense for only the portion of stock options that are expected to vest. Accordingly, we have estimated expected forfeitures of stock options based on historical forfeiture experience rates and used these to develop a future rate. If our actual forfeiture rate varies from our historical rates and estimates, additional adjustments to compensation expense may be required in future periods.

The per share exercise price of our stock option grants is no less than the fair market value of our common stock on the date of grant, and historically has been substantially in excess of fair market value. The fair market value of our common stock is determined on a quarterly basis by our Board of Directors in consultation with management. Starting in 2009, our Board began performing quarterly valuations of our common stock using discounted future cash flows and taking into consideration a number of subjective factors including the illiquid nature of our stock and expected time to liquidity. The per share exercise price of our stock options, however, has been determined based on a number of objective factors, primarily the contractual value of our stock issued to sellers in acquisitions and the price per share at which we sold stock in equity financings. For example, in acquisitions, we have valued our stock, and sellers have accepted valuations, based on a multiple of our pro forma Adjusted EBITDA. The multiple has been based on a number of factors, including our size and growth rate.

The following table summarizes the number of stock options granted and outstanding as of December 31, 2010 for the quarterly periods from January 1, 2008 through December 31, 2010, the per share exercise price of the stock options and estimated per share weighted average fair value of stock options:

	Number of shares		Weighted average
	subject to options	Weighted average	estimated fair value of
	granted and	per share exercise	options
Quarter ending	outstanding	price of options	(1)
September 30, 2008	506,140	$2.80	$0.78
June 30, 2009	441,980	$2.80	$0.66
September 30, 2009	105,076	$3.89	$1.02
December 31, 2009	67,382	$3.89	$0.99
March 31, 2010	1,346,796	$6.12	$0.63
June 30, 2010	631,654	$6.63	$0.67
September 30, 2010	481,944	$7.79	$1.14
December 31, 2010	1,477,553	$11.67	$4.32

(1)           As described above, the per share estimated fair value of stock options was estimated for the date of grant using the Black-Scholes option-pricing model. This model estimates the fair value by applying a series of factors including the exercise price of the stock option, the fair market value of our common stock, a risk free interest rate, the expected term of the stock option, expected share price volatility of the underlying common stock and expected dividends on the underlying common stock. Additional information regarding our valuation of common stock and option awards is set forth in Note 2 to our consolidated financial statements included elsewhere in this report.

Accounting for Acquisitions

Accounting for acquisitions requires us to recognize and measure identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquired entity. Our accounting for acquisitions involves significant judgments and estimates, including the fair value of certain forms of consideration such as our common stock, the fair value of acquired intangible assets, which involve projections of future revenues, cash flows and terminal value, which are then discounted at an estimated discount rate, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives of the assets. The projections are developed using internal forecasts, available industry and market data and estimates of long-term rates of growth for our business. The impact of prior or future acquisitions on our financial position or results of operations may be materially impacted by the change in or initial selection of assumptions and estimates.

Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance codified as ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. ASC 820 is effective for interim reporting periods in fiscal years beginning after November 15, 2007. As such, we adopted the provisions of ASC 820 effective January 1, 2008.

ASC 825, Financial Instruments (“ASC 825”), delayed the effective date of the application of ASC 820 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Nonrecurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of ASC 820 primarily include those measured at fair value in goodwill and long-lived asset impairment testing, those initially measured at fair value in a business combination, and nonfinancial liabilities for exit or disposal activities.

ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into the following levels:

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterpart credit risk in the assessment of fair value.

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3 — Unobservable inputs based on the company’s own assumptions.

Our financial liabilities, which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy as of December 31, 2009 and 2010 were as follows:

	Level 1	Level 2	Level 3	Total
As of December 31, 2009:
Financial liabilities:
Interest rate swap	$—	$612	$—	$612
Contingent consideration	—	—	2,630	2,630

As of December 31, 2010
Financial liabilities:
Interest rate swap	—	654	—	654
Contingent consideration	$—	$—	$6,202	$6,202

The fair value of the interest rate swap is determined using observable market inputs, such as current interest rates, and considers nonperformance risk of the Company and that of our counterparties. The contingent consideration relates to earn-out provisions recorded in conjunction with certain acquisitions completed in 2009 and 2010.

In February 2007, the FASB issued authoritative guidance codified as ASC 825, which permits entities to choose to measure many financial instruments and certain other items at fair value. As we did not elect the fair value option, the adoption of this provision of ASC 825 did not have a material impact on our consolidated financial position, results of operations and cash flows for the years ended December 31, 2009 and 2010.

Recent Accounting Pronouncements

In addition to the recently adopted accounting pronouncements discussed above in conjunction with our critical accounting policies, we believe the following recently adopted accounting pronouncements are important to an understanding of our financial statements.

Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued authoritative guidance codified as ASC 805, Business Combinations (“ASC 805”). ASC 805 changes accounting for business combinations through a requirement to recognize 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity. Other requirements include capitalization of acquired in-process research and development assets, expensing, as incurred, acquisition-related transaction costs and capitalizing restructuring charges as part of the acquisition only if requirements of ASC 420, Exit or Disposal Cost Obligations, are met. ASC 805 is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted ASC 805 effective January 1, 2009 and applied the principles contained in this standard to all acquisitions that were completed in 2009. Our consolidated financial position, results of operations and cash flows for the years ended December 31, 2009 and 2010 reflect the adoption of ASC 805.

In March 2008, the FASB issued authoritative guidance codified as ASC 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, results of operations, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We adopted ASC 815 effective January 1, 2009 and the adoption did not have a material impact on our consolidated financial position, results of operations and cash flows for the years ended December 31, 2009 and 2010.

In May 2009, the FASB issued authoritative guidance codified as ASC 855, Subsequent Events (“ASC 855”). ASC 855 requires that an entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. ASC 855 defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.” Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the Company’s financial statements. Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. We adopted the provisions of ASC 855 for the year ended December 31, 2009. The adoption of the provisions of ASC 855 did not have a material effect on our consolidated financial condition, results of operations and cash flows.

In January 2010, the FASB issued Accounting Standards Update, Fair Value Measurements and Disclosure. This update provides amendments to Codification topic, Fair Value Measurements and Disclosures, which require new disclosures about transfers in and out of Levels 1 and 2 and the reasons for the transfers as well as reconciliation for fair value measurements using significant unobservable inputs (Level 3). The update is effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of this update did not have a material impact on our financial statements.

Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB issued ASU 2009-13 (“ASU 2009-13”), addressing revenue arrangements with multiple deliverables. The new guidance establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, requires the allocation of arrangement consideration to all deliverables using the relative selling price method, and significantly expands disclosure requirements. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not expect the adoption of the ASU 2009-13 to have a material impact on our consolidated financial position, results of operations and cash flows.

There were various other accounting standards and interpretations issued during 2009 and 2010 that we have not yet been required to adopt, none of which are expected to have a material impact on our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure results primarily from fluctuations in interest rates as well as inflation. In the normal course of business, we are exposed to market risks, including changes in interest rates which affect our debt as well as cash flows. We may also face additional exchange rate risk in the future as we expand our business internationally.

Interest Rate Risk. As of December 31, 2010, we had cash and cash equivalents totaling approximately $33.6 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $31.2 million were held in the U.S. Therefore, the U.S. amounts are insured in full through June 30, 2012 against bank failure under the Federal Deposit Insurance Corporation Temporary Liquidity Guarantee Program.

Our outstanding debt of $5.0 million at December 31, 2010 related to indebtedness under our discount facility and contains a floating interest rate. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase in our variable rate debt would result in an increase of $50,000 in our annual pre-tax net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at December 31, 2010.

In August 2008, as required under our then existing credit facility, in order to protect against interest rate exposure on its variable-rate debt, we entered into an interest rate swap to fix the interest rate applicable to our variable-rate debt. The agreement swaps one-month LIBOR for a fixed interest rate of 4.36%. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Foreign Exchange Risk. As of December 31, 2010, we have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. dollar, the Canadian dollar and the Pound Sterling. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently hedge our exposure to foreign currency exchange rate fluctuations given that the net difference between foreign currency denominated revenue and operating expenses is relatively small. In the future, however, we may hedge such exposure to foreign currency exchange rate fluctuations.

Item 8. Financial Statements and Supplementary Data

The financial statements set forth herein commence on page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, December 31, 2010 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Management’s Report on Internal Control Over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal controls.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Executive Officers and Directors

The following table and descriptions sets forth certain information concerning our executive officers and directors:

Name	Age	Position
Richard E. Perlman	64	Executive Chairman of the Board
James K. Price	52	Chief Executive Officer and Director
Wesley J. Campbell	44	President
J. Miguel Fernandez de Castro	38	Senior Vice President and Chief Financial Officer
Kevin J. Kozlowski	48	Vice President and Chief Information Officer
Joshua W. LeMaire	37	Vice President, Sales and Marketing
Crystal B. Patmore	39	Vice President and Secretary
Clare Y. Arguedas	29	Vice President, General Counsel and Assistant Secretary

Peter B. Bach, M.D., MAPP	46	Director
Peter M. Graham	56	Director
J. Thomas Presby	71	Director
William A. Shutzer	63	Director
David B. Zenoff	72	Director

Richard E. Perlman has been our Executive Chairman of the Board since August 12, 2010. Previously, Mr. Perlman served as our Co-Chairman of the Board, Co-Chief Executive Officer and a director from July 2008. Mr. Perlman is also the President of Compass Partners, L.L.C. (“Compass Partners”), a merchant banking and financial advisory firm he founded in 1995 that specializes in middle market companies and corporate restructuring. Mr. Perlman served as Chairman and Director of TurboChef Technologies, Inc., a commercial food equipment manufacturer, from October 2003 until January 2009, when TurboChef was acquired by The Middleby Corporation. Mr. Perlman was the Chairman of PracticeWorks, Inc., a dental software company, from March 2001 until its acquisition by The Eastman Kodak Company in October 2003. Mr. Perlman served as Chairman and Treasurer of AMICAS, Inc. (formerly VitalWorks Inc.), a software company specializing in healthcare practice management, from January 1998 and as a Director from March 1997 until the completion of the spin-off of PracticeWorks, Inc. in March 2001. Prior to this time, Mr. Perlman was involved in the acquisition and operation of several private companies in the home furnishings, automobile replacement parts and real estate industries where he was a principal and Chief Executive Officer. Mr. Perlman was a Director of Alloy, Inc., a media and marketing services company prior to the company going private in November 2010, as well as several other privately held companies. Mr. Perlman serves as a Trustee of the James Beard Foundation and as a Director on the non-profit board of Fighting Chance. Mr. Perlman received a B.S. in Economics from the Wharton School of the University of Pennsylvania and a Masters in Business Administration from Columbia University Graduate School of Business.

We believe Mr. Perlman’s qualifications to serve on our Board of Directors include his expertise in business and corporate strategy, his prior experience at public companies, including with respect to acquisition transactions, his knowledge regarding our Company and our industry and his experience as a merchant banker and financial advisor.

James K. Price has been our Chief Executive Officer since August 12, 2010 and a director since July 2008. Previously, Mr. Price served as our Co-Chairman of the Board and Co-Chief Executive Officer from July 2008. From October 2003 to January 2009, Mr. Price served as President, Chief Executive Officer and Director of TurboChef Technologies, Inc. Mr. Price served as President, Chief Executive Officer and a Director of PracticeWorks, Inc. from March 2001 until its acquisition by The Eastman Kodak Company in October 2003. Mr. Price was a co-founder of AMICAS, Inc. (formerly VitalWorks Inc.) and served as its Executive Vice President and Secretary from July 1997 until the completion of the spin-off of PracticeWorks, Inc. in March 2001. Mr. Price also served as an executive officer of American Medcare and also co-founded and was an executive officer of International Computer Solutions, which companies both provided healthcare software systems and information services and were acquired by VitalWorks Inc. Mr. Price sits on the Board of Directors of several other privately held companies and non-profit organizations. Mr. Price holds a B.A. in marketing from the University of Georgia.

We believe Mr. Price’s qualifications to serve on our Board of Directors include his expertise in business and corporate strategy, his prior experience at public companies, including with respect to acquisition transactions, and his knowledge regarding our Company and our industry.

Wesley J. Campbell has been our President since July 2008. Mr. Campbell manages the daily corporate operations and oversees the integration of newly acquired companies. During his career, Mr. Campbell has played a key role in acquiring and integrating over 80 companies and has over 20 years experience in the medical and dental technology industries. From April 2007 to July 2008, Mr. Campbell served as Chief Operations Officer of 360Imaging, Inc., a diagnostic imaging company for dentists. Mr. Campbell served as Vice President of International of PracticeWorks, Inc. from May 2006 to May 2007, President of PracticeWorks, Inc. from October 2003 to May 2006 and Vice President of Operations of PracticeWorks, Inc. from March 2001 to October 2003. From October 1997 to March 2001, Mr. Campbell served as Vice President of Technical Services for AMICAS, Inc. (formerly VitalWorks Inc.) and from March 1986 to October 1997 served as General Manager of Commercial Computers, Inc., a medical software company, Mr. Campbell graduated from DeVry Institute of Technology.

J. Miguel Fernandez de Castro has been our Senior Vice President and Chief Financial Officer since March 2009. Mr. Fernandez de Castro manages the finance and treasury functions as well as acquisition due diligence. From October 2007 to February 2009, Mr. Fernandez de Castro was Senior Vice President and Chief Financial Officer of TurboChef Technologies, Inc. and Vice President of Finance and Controller since April 2004. From October 2003 to February 2004, Mr. Fernandez de Castro served as the Controller of PracticeWorks, Inc. and served as Director of Financial Reporting from August 2000 until its acquisition by The Eastman Kodak Company in October 2003, during which time PracticeWorks was a publicly-traded company. Mr. Fernandez de Castro served as Manager of Financial Reporting of AMICAS, Inc. (formerly VitalWorks Inc.) from August, 2000 until the completion of the spin-off of PracticeWorks, Inc. in March 2001. Mr. Fernandez de Castro began his career in the audit services group of BDO Seidman, LLP., which provides assurance, tax, financial advisory and consulting services. Mr. Fernandez de Castro is a Certified Public Accountant and a member of the Georgia Society of CPAs. Mr. Fernandez de Castro received a B.A. in Economics and Spanish and a Masters in Accounting from the University of North Carolina at Chapel Hill.

Kevin J. Kozlowski has been our Vice President and Chief Information Officer since July 2008. Mr. Kozlowski oversees our information systems, architecture and infrastructure and has more than 25 years of experience in the healthcare information technology industry. From July 2007 to July 2008, Mr. Kozlowski served as Chief Technology Officer of 360Imaging, Inc. From October 2003 to June 2007, Mr. Kozlowski served as Vice President, Research and Development at Kodak Dental Systems, a dental products company, and from March 2001 to October 2003 at PracticeWorks, Inc. Mr. Kozlowski was Vice President of Research and Development for the Dental Division of AMICAS, Inc. (formerly VitalWorks Inc.) from December 1999 until the completion and spin-off of PracticeWorks, Inc. in March 2001. Mr. Kozlowski was President and founder of Human Touch Software from 1984 to December 1999, where he was the lead developer of the PatientBase dental practice management system. Mr. Kozlowski received a B.S. in computer science from California State University at Sacramento.

Joshua W. LeMaire has been our Vice President, Sales and Marketing since September 2008. Mr. LeMaire manages our corporate branding initiative, sales and marketing programs and strategic corporate relationships. At Becker-Parkin Dental Supply Co., a dental supply company, Mr. LeMaire served as Executive Vice President of Sales and Marketing from January 2006 to September 2007 and Vice President of Full Service Sales from March 2003 to December 2005. From January 2001 to February 2003, Mr. LeMaire was National Sales Manager at Sky Financial Solutions, a dental financing company. From September 2007 to September 2008, Mr. LeMaire pursued personal interests.

Crystal B. Patmore has been our Secretary and Vice President, Human Resources since March 2009. Ms. Patmore works closely with the finance team and is integral in the due diligence and forensic accounting processes, and is also responsible for our risk management function. From December 2003 to February 2009, Ms. Patmore served as Vice President of Human Resources and Director of Business Development for TurboChef Technologies, Inc. From March 2001 to October 2003, Ms. Patmore was the Controller at PracticeWorks, Inc. From 1997 to March 2001, Ms. Patmore served as the Accounting Manager at AMICAS, Inc. (formerly VitalWorks Inc.). Ms. Patmore started her career at International Computer Solutions and American Medcare. Ms. Patmore holds a B.B.A. in accounting from Georgia State University.

Clare Y. Arguedas has been our Vice President, General Counsel and Assistant Secretary since February 2010. Prior to joining ExamWorks, Ms. Arguedas was an attorney at the law firm of Paul, Hastings, Janofsky & Walker LLP from September 2006 to February 2010.  Ms. Arguedas received a B.A. from the University of Pennsylvania and a J.D. from Emory University School of Law.

Peter B. Bach, M.D., MAPP has been a director of the Company since July 2010. Dr. Bach is also an attending physician for the Department of Medicine, Memorial Hospital for Cancer and Allied Diseases, and holds a Full Member academic position with Memorial Sloan-Kettering Cancer Center. Dr. Bach has held both of these positions since his promotion from associate attending physician and Associate Member, respectively, in September 2009. From October 2004 to September 2009, Dr. Bach was an associate attending physician for the Department of Medicine, Memorial Hospital for Cancer and Allied Diseases and held an Associate Member academic position with Memorial Sloan-Kettering Cancer Center. Dr. Bach is a member of the working group on HIT for the President’s Council of Advisors on Science and Technology. From February 2005 to November 2006, Dr. Bach served as the Senior Advisor to the Administrator of the Centers for Medicare and Medicaid Services, a federal agency in Washington, D.C. Dr. Bach has been a member of a number of professional associations and regularly reviews manuscripts for professional medical journals. Dr. Bach has been a licensed physician in Illinois from June 1995 to June 1997 and in New York since October 1998. He is board certified in Internal Medicine, Pulmonary Medicine and Critical Care Medicine. Dr. Bach received a B.A. in English and American Literature from Harvard University, an M.D. from the University of Minnesota, and an M.A. in Public Policy from the Harris School of Public Policy at the University of Chicago.

We believe Dr. Bach’s qualifications to serve on our Board of Directors include his extensive experience practicing and teaching medicine at the highest levels and his knowledge of the healthcare industry.

Peter M. Graham has been a director of the Company since September 2010. From November 1998 to November 2010, Mr. Graham was also a director of Alloy, Inc., a media and marketing programs provider, since November 1998, where he served as chair of the audit committee and the compensation committee, prior to the company going private.  Since 2000, Mr. Graham has been the Chairman of the Board of Seventh Generation, Inc., a privately held company of consumer products. From 1994 through December 2004, Mr. Graham held positions with Ladenburg Thalmann Group Inc., an investment banking organization, including Principal, President, Vice Chairman and Managing Director of its principal subsidiary, Ladenburg Thalmann & Co. Inc. Mr. Graham joined Ladenburg Thalmann & Co. Inc. in 1976 after having attended the Wharton School of Business at the University of Pennsylvania.

Based on Mr. Graham’s experience within the investment banking industry, we believe his knowledge of capital markets and business enterprises provides the Company with unique insights and financial guidance.

J. Thomas Presby has been a director of the Company since June 2009. In June 2002, Mr. Presby retired as a partner with Deloitte Touche Tohmatsu, an international accounting and consulting firm. Over a period of 30 years, Mr. Presby held many positions with Deloitte in the U.S. and abroad, including deputy chairman and chief operating officer from January 1995 until his retirement. Mr. Presby currently serves as a director and audit committee chair of Tiffany & Co., Invesco Ltd., First Solar, Inc. and World Fuel Services Corporation. Mr. Presby served as a director of PracticeWorks, Inc. from June 2002 to October 2003 and served as a director of GreenPoint Financial Corporation from January 2003 to October 2004. From December 2003 to January 2009, Mr. Presby was a director of TurboChef Technologies, Inc., and from December 2005 to January 2011, Mr. Presby was a director of American Eagle Outfitters Inc.  Mr. Presby received a B.S. in Electrical Engineering from Rutgers University, and an M.S. in Industrial Administration from the Carnegie Mellon University Graduate School of Business. Mr. Presby is a Certified Public Accountant in New York and Ohio.

We believe Mr. Presby’s qualifications to serve on our Board of Directors include his extensive experience at the highest levels of finance and accounting, having served for three decades as a partner, as well as in positions of senior management (including Chief Operating Officer), at one of the world’s largest accounting firms. Mr. Presby serves a number of leading companies by chairing their audit committees, a role which he also fulfills for ExamWorks, where he is recognized by the Board as its audit committee financial expert. The Board has determined that Mr. Presby’s simultaneous service on five audit committees will not impair his ability to effectively serve as the chair of our audit committee.

William A. Shutzer has been a director of the Company since July 2010. Mr. Shutzer has been a Senior Managing Director of Evercore Partners, a financial advisory and private equity firm since April 2004. He previously served as a Managing Director of Lehman Brothers, an investment banking firm, from October 2000 through December 2003, a Partner in Thomas Weisel Partners LLC, a merchant banking firm, from September 1999 through June 2000, Chairman of Investment Banking of ING Baring Furman Selz LLC, an investment banking and brokerage firm, from January 1998 through June 1999, President of Furman Selz Inc., an investment banking and brokerage firm, from October 1996 through December 1997, Executive Vice President of Furman Selz, Inc., from March 1994 through September 1996 and as a Managing Director of Lehman Brothers and its predecessors from September 1978 through February 1994. Mr. Shutzer is also a member of the Board of Directors of Tiffany & Co. and WebMedia Brands Inc. (formerly known as Jupiter Media Corp.). He has been a director of the following public companies during the past five years: American Financial Group (2003-2006); CSK Auto (2002-2008); and TurboChef Technologies (2003-2009). Mr. Shutzer received both his B.A. and M.B.A. degrees from Harvard University.

We believe Mr. Shutzer’s qualifications to serve on our Board of Directors include his knowledge of and experience in finance, investment banking, investor relations and corporate strategy.

David B. Zenoff has been a director of the Company since July 2010. Mr. Zenoff is also President of David B. Zenoff and Associates, Inc., a strategy and administrative practices firm he founded in 1973. Mr. Zenoff currently serves as a director of Williams-Sonoma, Inc. and Depomed, Inc. From 1966 to 1972, Mr. Zenoff was a full-time faculty member at the Columbia Graduate School of Business. During the 1970s and the 1980s, Mr. Zenoff was a part-time faculty member at the Stanford University Graduate School of Business, and from 1983 to 1984, he was a visiting professor at IMD, a business school (formerly IMEDE) in Lausanne, Switzerland. He has authored eight books on management, finance and marketing. Mr. Zenoff received a B.A. in Economics from Stanford, a doctorate in International Business and an M.B.A. from Harvard University.

We believe Mr. Zenoff’s qualifications to serve on our Board of Directors include his extensive strategic and management consulting experience with over 90 large companies and organizations in 31 countries and his expertise in guiding long-term strategic and corporate management planning and advising on organization renewal, increasing organization performance, marketplace strategy, and executive team-building and business leadership practices.

Our Board of Directors

Currently, there are seven members of our Board of Directors, all of whom were designated by ExamWorks Holdings, LLLP (“Holdings”) and elected as directors pursuant to a stockholders’ agreement between us and our stockholders prior to our initial public offering. The stockholders’ agreement was automatically terminated immediately prior to the consummation of our initial public offering, and ExamWorks Holding LLLP’s right to designate board members, as referenced above, no longer exists. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal. There are no family relationships among any of our directors or executive officers.

Our amended and restated certificate of incorporation and amended and restated bylaws provide for a staggered, or classified, Board of Directors consisting of three classes of directors, each serving staggered three-year terms, as follows:

●	the Class I directors are Mr. Zenoff and Mr. Presby, and their terms will expire at the annual meeting of stockholders to be held in 2011;

●	the Class II directors are Mr. Graham, Mr. Shutzer and Dr. Bach, and their terms will expire at the annual meeting of stockholders to be held in 2012; and

●	the Class III directors are Mr. Perlman and Mr. Price, and their terms will expire at the annual meeting of stockholders to be held in 2013.

Upon expiration of the term of a class of directors, directors for that class will be elected for three-year terms at the annual meeting of stockholders in the year in which that term expires. Each director’s term continues until the election and qualification of his successor, or his earlier death, resignation or removal. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of our Board of Directors may have the effect of delaying or preventing changes in control of our Company.

Director Independence

Our Board of Directors consists of seven members, a majority of whom are independent under the rules of the New York Stock Exchange. Pursuant to the corporate governance listing standards of the New York Stock Exchange, a director employed by us cannot be deemed to be an “independent director”, and each other director will qualify as “independent” only if our Board of Directors affirmatively determines that he has no material relationship with us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us. Ownership of a significant amount of our stock, by itself, does not constitute a material relationship.

Our Board of Directors has affirmatively determined that each of Dr. Bach and Messrs. Presby, Shutzer, Zenoff and Graham is “independent” in accordance with Section 303A.02(b) of the NYSE Listed Company Manual.

All of the members of the Board’s audit committee, compensation committee and corporate governance and nominating committee are independent as defined under the rules of the New York Stock Exchange.

Messrs. Perlman, Presby and Shutzer have invested in unrelated businesses together in the past and may, as may other directors, make other investments together in the future.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who beneficially own greater than 10% of our common stock to file certain reports with the Securities and Exchange Commission.  Based on a review of the copies of the reports furnished to us and the written representations of such reporting persons, we believe that all reports that were required to be filed under Section 16(a) of the Securities Exchange Act of 1934 were timely filed during fiscal year 2010.

Audit Committee

We have a standing audit committee of our Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Our audit committee consists of Messrs. Presby (chair), Shutzer and Graham, all three of whom are “independent” as defined under, and required by, the federal securities laws and the rules of the New York Stock Exchange. Our Board of Directors has determined that each of the members of our audit committee satisfies the requirements for financial literacy under the current requirements of the New York Stock Exchange. Our Board of Directors has determined that Mr. Presby is an “audit committee financial expert,” as that term is defined by the SEC. Mr. Presby’s qualification to serve as an “audit committee financial expert” includes his extensive experience at the highest levels of finance and accounting, having served for three decades as a partner, and in positions of senior management (including Chief Operating Officer), at one of the world’s largest accounting firms. In addition, Mr. Presby serves a number of other leading public companies by chairing their audit committees.

Code of Business Conduct and Ethics

We have adopted a code of ethics (as defined in Item 406 of the SEC’s Regulation S-K) that applies to all directors, officers and employees of the Company, including our chief executive officer and senior financial officers.  A copy of the Code of Business Conduct and Ethics is available on the Investor Relations page of our website at www.examworks.com. We intend to disclose future substantive amendments to our code of ethics, or certain waivers of such provisions, at the same location on our website identified above and also in public filings.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our named executive officers (“NEOs”), and is intended to place in perspective the data presented in the tables and narrative that follow. Based on applicable securities laws, the following were our NEOs for 2010. For the biographical information of our NEOs, see “Our Executive Officers and Directors.”

●	Richard E. Perlman, Executive Chairman of the Board
●	James K. Price, Chief Executive Officer
●	J. Miguel Fernandez de Castro, Senior Vice President and Chief Financial Officer
●	Wesley J. Campbell, President
●	Kevin J. Kozlowski, Vice President and Chief Information Officer
●	Joshua W. LeMaire, Vice President, Sales and Marketing

From July 2008 through August 11, 2010, Messrs. Perlman and Price each held the office of Co-Chairman of the Board and Co-Chief Executive Officer. Effective August 12, 2010, Mr. Perlman became our sole Executive Chairman of the Board and Mr. Price became our sole Chief Executive Officer and continued as a director.  Prior to the appointment of new directors and the establishment of our compensation committee effective July 16, 2010, our Board of Directors had been responsible for the administration and oversight of our executive compensation program. The Board of Directors was composed of Messrs. Perlman and Price from our incorporation until the addition of Mr. Presby upon his election to the Board of Directors on July 12, 2009, at which time Mr. Presby joined Messrs. Perlman and Price in their oversight and administration of the executive compensation program. Effective July 16, 2010, following the election of additional directors, this responsibility was delegated to the compensation committee. Our compensation committee, which is currently composed of Messrs. Shutzer (Chair), Bach and Graham, administers and oversees all elements of our executive compensation program, including the function and design of our annual cash incentive and equity incentive programs. The compensation committee evaluates the need for revisions to our executive compensation program to ensure our program is competitive with the companies with which we compete for superior executive talent. As part of this process, the compensation committee considers the competitiveness of the elements of the compensation packages we offer to our executives, as well as their total compensation packages. While neither an independent compensation consultant nor peer group comparisons have been used to date in determining executive compensation, the compensation committee has retained an independent compensation consultant to provide and review peer group data and assist it in this process in the future.

Overview

We seek to provide a compensation package for executives reasonably sufficient to attract and hold talented, experienced, energetic, and entrepreneurial-minded individuals for our key management positions. We balance offering compensation consistent with the executive marketplace and common sense affordability for a company of our size, revenues, market position and growth opportunities. Management strives to hire and maintain an executive workforce with individuals having the abilities and capacities to manage today as well as carry us through significant growth tomorrow and beyond. We also want to align the interests of our employees with the interests of our stockholders, so we follow a compensation strategy that includes a meaningful equity component for future value. Accordingly, our philosophy is to provide reasonably competitive salaries and potential cash bonuses with growth potential through equity incentives. While executive compensation structures and changes are typically initiated by senior management, our compensation committee reviews and approves salary, bonus and equity incentive proposals prior to implementation.

We view base salary as a component of compensation designed to reflect the executive’s relative level of responsibilities and value to the organization and as a reflection of market competition for individuals with similar skill sets and experience. We are not tied to a specific ratio of amounts among the three main components of executive compensation, but believe base salary presents the threshold level necessary to compensate and retain qualified individuals before any consideration of the other components of compensation. Bonuses are also considered as no less important to encouraging and rewarding extraordinary performance and results. In 2009, the only year for which bonuses have been paid, we paid discretionary bonuses to our NEOs in the form of cash, although the Board has the discretion to pay bonuses in stock or combinations thereof. No cash bonuses were paid in 2010.  Finally, we believe an equity component of compensation provides a dual benefit of aligning the interests of executives with those of other stockholders.

Base Salary

Prior to the election of additional directors and the establishment of the compensation committee on July 16, 2010, executive base salaries were determined by our Co-Chairmen and Co-Chief Executive Officers, in their sole discretion. The 2010 base salaries for our NEOs are set forth in the “Summary Compensation Table” below.

Going forward, the compensation committee will consider the recommendations of senior management in determining whether to adjust the salary component of overall compensation in light of the overall compensation package and how the balance of the components for an individual matches the overall compensation philosophy. In recommending cash compensation levels for executives, senior management considers the qualifications of the executive, the current needs and expected future needs of the Company, the competitive opportunities for individuals with similar executive skill sets and experience and the expected budget.

Annual Cash Incentives

Prior to the election of additional directors and the establishment of the compensation committee on July 16, 2010, annual cash incentives were determined by our Co-Chairmen and Co-Chief Executive Officers. Following the establishment of the compensation on July 16, 2010, this responsibility was delegated to our compensation committee. Our compensation committee, in consultation with management, is responsible for determining the qualitative and other individual corporate performance factors that will be taken into account when awarding cash incentives.

No discretionary bonuses were paid to our named executive officers in 2010.  In 2009, discretionary cash bonuses were determined by our Co-Chairmen and Co-Chief Executive Officers, in their sole discretion. The determination of the bonus payment amounts were made after considering each individual executive officer’s achievement during the year, as well as the assessment of our past and future performance. Specifically, the 2009 bonuses recognized the significant and successful work of our executives in acquiring, integrating and operating the businesses acquired during the year. In 2009, our Co-Chief Executive Officers did not receive any annual cash incentive. In connection with the termination of the Company’s obligation to pay cash monitoring fees on its Monitoring Fee Agreement with Compass Partners, our Executive Chairman and our Chief Executive Officer each agreed that they would not be entitled to receive any cash incentive payment or bonus payment in 2010. See “Certain Relationships and Related Transactions.”

Equity Incentives

Prior to the election of additional directors and establishment of the compensation committee on July 16, 2010, all equity compensation was recommended by our Co-Chairmen and Co-Chief Executive Officers, and approved by the members of the Board of  Directors at the time. Following the establishment of the compensation committee on July 16, 2010, equity compensation was reviewed and approved by our compensation committe.

Mr. Fernandez de Castro was granted stock options in 2009 in connection with the commencement of his employment. In 2009, at the recommendation of the Co-Chairmen and Co-Chief Executive Officers, Mr. Kozlowski was awarded 30,846 stock options in consideration for his performance and his achievements during the year and the Board of Directors approved such grant. Mr. Kozlowski’s achievements included his successful and timely implementation and integration of our technology platform in the businesses acquired by us in 2009.

Messrs. Perlman and Price, as the founders of the Company who designed our business model, received no compensation in 2008 and nominal compensation in 2009, as it was initially contemplated that they were to provide management oversight and assistance with financing, acquisition and other strategic matters to the Company. As our business continued to grow, Messrs. Perlman and Price became fully engaged in numerous areas of the Company on a full-time basis, including leading the acquisition program, supervising the integration of acquired companies, coordinating financings to fund our growth, recruiting management and executive level employees and leading and providing management oversight of our operations. In light of the foregoing, on March 26, 2010, the Board of Directors approved a stock option grant to each of Messrs. Perlman and Price of stock options to purchase 514,110 shares of common stock of the Company at an exercise price of $6.63 per share. The options expire ten years from the date of grant and 257,055 of such options vested upon the closing of our initial public offering and the remaining 257,055 of such options will vest on the date that is 12 months following the closing of our initial public offering. These stock option awards were further conditioned on Messrs. Perlman’s and Price’s continued employment for 12 months following the closing of our initial public offering. Consequently, the 257,055 options that vest on the 12-month anniversary following the closing of the initial public offering constitute each of Messrs. Perlman and Price’s primary compensation from the Company for that period. Messrs. Perlman and Price each agreed that they would not be eligible (i) for any additional grants of equity under the stock incentive plan until the date that is 12 months following the closing the initial public offering and (ii) to receive any cash compensation (including base salary) beyond the minimum required to qualify for benefits under our benefit plans generally available to our employees, other than reimbursement for out-of-pocket expenses incurred on behalf of the Company, consistent with Company policy.  During the course of 2011, the compensation committee will consider the amount and form of Messrs Perlman and Price’s compensation after the 12 month anniversary of the initial public offering.

On February 15, 2010, the Board of Directors approved discretionary stock option grants to certain of our NEOs at the recommendation of Messrs. Perlman and Price. Mr. Fernandez de Castro received stock options to purchase 5,182 shares of common stock of the Company, Mr. Campbell received stock options to purchase 6,477 shares of common stock of the Company, Mr. Kozlowski received stock options to purchase 2,591 shares of common stock of the Company, and Mr. LeMaire received stock options to purchase 25,705 shares of common stock of the Company. All of the options have an exercise price of $4.86 per share, subject to adjustment as specified in the stock incentive plan. The options expire ten years from the date of grant. Such options will vest in one-third annual increments beginning one year from the grant date. On July 14, 2010, at the recommendation of the Co-Chairmen and Co-Chief Executive Officers, Mr. LeMaire received stock options to purchase 38,588 shares of common stock of the Company in consideration for his performance and his achievements during the year and the Board of Directors approved such grant. Mr. LeMaire’s achievements included his contribution to the successful re-branding and integration of the companies acquired by us prior to July 2010.  The option grant has an exercise price of $7.79 per share, subject to adjustment as specified in the stock incentive plan, vest in one-third annual increments beginning one year from the grant date, and expire ten years from the date of grant.  Similarly, on October 6, 2010, the compensation committee approved discretionary stock option grants to Mr. Fernandez de Castro and Mr. Campbell, both of whom received stock options to purchase 102,822 shares of common stock of the Company, to Mr. Kozlowski who received stock options to purchase 51,411 shares of common stock of the Company, and to Mr. LeMaire, who received stock options to purchase 25,705 shares of common stock of the Company. All of the options have an exercise price of $11.67 per share, subject to adjustment as specified in the stock incentive plan. The options expire ten years from the date of grant. Such options will vest in one-third annual increments beginning one year from the grant date. See “Grants of Plan-Based Awards in 2010” below for information regarding stock options granted to NEOs in 2010.

We view equity incentives as a means for aligning one aspect of executive compensation with stockholders’ interests. In addition, vesting of equity incentives over a continued period of employment can assist in our efforts to retain qualified executive personnel. The amount of an equity award given to an executive officer normally is proposed by senior management to the Board of Directors, and going forward, the compensation committee, for its consideration and approval. While equity incentives are viewed as longer term, forward-looking forms of compensation, the recommendation by senior management to award equity incentives, other than in connection with the hiring of a new executive, generally is based on past performance of the executive, on the needs of the Company to retain that executive and the expected contribution from that executive to the Company’s success going forward. Stock option awards in 2009 and 2010 were made under and pursuant to the terms and conditions of the Company’s Amended and Restated 2008 Stock Incentive Plan. See “Equity Incentive Plans” below.

Perquisites

Other payments or benefits in the form of perquisites are not a significant component of executive compensation. Executives enjoy the same insurance coverages as other employees. Our general policies applicable to all employees govern paid vacation and other time off.

Employment Agreements

Other than the standard confidentiality and non-disclosure agreement that we enter into with all of our employees, none of the NEOs is party to an employment agreement with the Company.

Impact of Accounting and Tax Considerations

We maintain awareness of the accounting and tax implications of Sections 162(m) and 409A of the Internal Revenue Code. Section 162(m) limits the Company’s deduction of certain non-performance based compensation paid to executive officers in excess of $1 million per year. We believe the full deductibility for federal income tax purposes of our executive compensation is not adversely impacted by Section 162(m).

Base salary and bonuses are expensed by the Company when the services are rendered (base bonuses are expensed ratably and incentive bonuses are expensed when attainment of financial or operational goals is determinable).

Compensation Committee Report

 The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on its review and discussion with management, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Respectfully submitted,

William A. Shutzer, Chair
Peter B. Bach, M.D., MAPP
Peter M. Graham

Compensation Committee Interlocks and Insider Participation

No current member of our compensation committee has ever been an officer or employee of ours. None of our executive officers serves, or has served during the past fiscal year, as a member of the board of directors or compensation committee of any other company that has one or more executive officers serving as a member of our Board of Directors or compensation committee.

 The members of our compensation committee do not have any interlocking relationships as defined under SEC regulations.

2010 Summary Compensation Table

The following table sets forth summary information concerning certain compensation awarded to, paid to, or earned by, our NEOs for all services rendered to us for fiscal years ended December 31, 2009 and 2010.

				Option	All Other
Name and Principal			Bonus	Awards	Compensation
Position	Year	Salary ($)	($)(2)	($)(3)	($)(4)	Total ($)
Richard E. Perlman	2010	23,660	—	334,172	2,804	360,636
Chairman of the Board(1)	2009	21,840	—	—	990,217	1,012,057

James K. Price
Chief Executive Officer	2010	23,660	—	334,172	4,101	361,933
and Director(1)	2009	21,840	—	—	700,000	721,840

J. Miguel Fernandez de Castro
Senior Vice President and	2010	200,000	—	447,508	13,290	660,798
Chief Financial Officer	2009	165,385	32,000	134,132	18,171	349,688

Wesley J. Campbell	2010	237,000	—	448,337	13,290	698,627
President	2009	237,000	32,000	—	18,171	287,171

Kevin J. Kozlowski
Vice President and	2010	212,000	—	223,754	4,990	440,744
Chief Information Officer	2009	212,000	20,000	31,620	6,144	269,764

Joshua W. LeMaire
Vice President,	2010	209,000	—	171,487	13,296	393,783
Sales and Marketing	2009	177,346	65,000	47,683	18,171	308,200

(1)	From July 2008 through August 11, 2010, Messrs. Perlman and Price each held the office of Co-Chairman of the Board and Co-Chief Executive Officer.
(2)	This column reports the discretionary bonuses awarded to our NEOs for fiscal year 2010.
(3)
This column reports the aggregate grant date fair value of awards computed in accordance with stock-based compensation accounting rules (ASC Topic 718) for 2010. A discussion of the assumptions used in calculating the award values may be found in Note 2 to our consolidated financial statements included elsewhere in this Form 10-K. Options granted in 2010 to named executive officers other than Messrs. Perlman and Price are exercisable in one-third annual increments beginning one year from the grant date. The options granted to Messrs Perlman and Price in 2010 vest on the date that is 12 months following the closing of our initial public offering. These stock option awards were further conditioned on Messrs. Perlman’s and Price’s continued employment for 12 months following the closing of our initial public offering.

See “Outstanding Equity Awards at Fiscal Year End.”
(4)	All other compensation for our NEOs for 2009 and 2010 included the following:

			J. Miguel
	Richard E.	James K.	Fernandez	Wesley J.	Kevin J.	Joshua W.
2010	Perlman	Price	de Castro	Campbell	Kozlowski	LeMaire
Medical Premiums/HSA
Contributions	$2,517	$3,674	$11,856	$11,856	$4,147	$11,456
Dental Premiums	241	382	928	928	338	928
Short-term, long-term and life insurance premiums	46	46	505	505	505	911
Total	$2,804	$4,101	$13,290	$13,290	$4,990	$13,295

			J. Miguel
	Richard E.	James K.	Fernandez	Wesley J.	Kevin J.	Joshua W.
2009	Perlman	Price	de Castro	Campbell	Kozlowski	LeMaire
Medical Premiums/HSA
Contributions	$217	$—	$16,374	$16,374	$5,121	$16,374
Dental Premiums	—	—	1,156	1,156	381	1156
Short-term, long-term and life insurance premiums	—	—	641	641	641	641
Other(i)	990,000	700,000	—	—	—	—
Total	$990,217	$700,000	$18,171	$18,171	$6,144	$18,171

(i)            Compass Partners was paid approximately $290,000 and was issued 739,506 shares of Company common stock in 2009 pursuant to a Monitoring Fee Agreement in connection with advisory and consulting services and in connection with the termination of the Company’s obligation to pay cash monitoring fees thereunder, respectively. The 739,506 shares were determined to have a fair value of $1.4 million in accordance with stock-based compensation accounting rules (ASC Topic 718) for 2009. The Company therefore incurred approximately $1.7 million of costs under the Monitoring Fee Agreement in 2009. Mr. Perlman controls Compass Partners and owns 99% of the outstanding stock of Compass Partners, and Compass Partners directed the Company to issue one half of such shares to each of Mr. Perlman and Mr. Price. See “Certain Relationships and Related Transactions.”

Compensation Risk Assessment

As part of its oversight of the Company’s executive compensation program, the compensation committee considers the impact of the Company’s executive compensation program, and the incentives created by the compensation awards that it administers, on the Company’s risk profile. In addition, the Company reviews all of its compensation policies and procedures, including the incentives that they create and factors that may increase the likelihood of excessive risk taking, to determine whether they present a significant risk to the Company. The compensation committee believes that our compensation programs are designed with the appropriate balance of risk and reward in relation to our overall business strategy and that the various components of the Company’s overall compensation program, taken as a whole, do not encourage excessive risk taking. The compensation committee believes that the risks arising from our employee compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

Grants of Plan-Based Awards in 2010

The following table sets forth information regarding grants of awards made to our NEOs during the fiscal year ended December 31, 2010.

		All Other		Grant
		Option Awards:	Exercise or	Date Fair
		Number of	Base Price	Value of
		Securities	of Option	Stock and
		Underlying	Awards	Option
Name	Grant Date	Options (#)	($/Sh)	Awards ($)(1)
Richard E. Perlman	3/26/2010	514,110	6.63	334,172
James K. Price	3/26/2010	514,110	6.63	334,172
J. Miguel Fernandez de Castro	2/15/2010	5,182	4.86	3,316
	10/6/2010	102,822	11.67	444,191
Wesley J. Campbell	2/15/2010	6,478	4.86	4,146
	10/6/2010	102,822	11.67	444,191
Kevin J. Kozlowski	2/15/2010	2,591	4.86	1,658
	10/6/2010	51,411	11.67	222,096
Joshua W. LeMaire	2/15/2010	25,705	4.86	16,451
	7/14/2010	38,588	7.79	43,990
	10/6/2010	27,505	11.67	111,046

(1)
This column reports the aggregate grant date fair value of awards computed in accordance with stock-based compensation accounting rules (ASC Topic 718) for 2010. A discussion of the assumptions used in calculating the award values may be found in Note 2 to our consolidated financial statements included elsewhere in this report. Options are exercisable in one-third annual increments beginning one year from the grant date. See “Outstanding Equity Awards at Fiscal Year End.”

Outstanding Equity Awards at Fiscal Year End 2010

The following table sets forth information regarding outstanding option awards held by our NEOs as of December 31, 2010.

		Option Awards
		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option	Option
		Options (#)	Options (#)	Exercise	Expiration
Name	Grant Date	Exercisable	Unexercisable	Price ($)	Date
Richard E. Perlman	3/26/2010	257,055	257,055	6.63	3/26/2020
James K. Price	3/26/2010	257,055	257,055	6.63	3/26/2020
J. Miguel Fernandez de Castro	4/3/2009	200,462	—	2.80	4/3/2019
	2/15/2010	—	5,182	4.86	2/15/2020
	10/6/2010	—	102,822	11.67	10/6/2020
Wesley J. Campbell	8/7/2008	204,518	—	2.80	8/7/2018
	2/15/2010	—	6,478	4.86	2/15/2020
	10/6/2010	—	102,822	11.67	10/6/2020
Kevin J. Kozlowski	8/7/2008	100,231	—	2.80	8/7/2018
	8/14/2009	30,847	—	3.89	8/14/2019
	2/15/2010	—	2,591	4.86	2/15/2020
	10/6/2010	—	51,411	11.67	10/6/2020
Joshua W. LeMaire	4/3/2009	51,411	—	2.80	4/3/2019
	8/14/2009	12,852	—	3.89	8/14/2009
	2/15/2010	—	25,705	4.86	2/15/2020
	7/14/2010	—	38,588	7.79	7/14/2020
	10/6/2010	—	25,705	11.67	10/6/2020

(1)
Options granted to NEOs other than Messrs. Perlman and Price in 2010 are exercisable in one-third annual increments beginning one year from the grant date. The options granted to Messrs Perlman and Price in 2010 vest on the date that is 12 months following the closing of our initial public offering. These stock option awards were further conditioned on Messrs. Perlman’s and Price’s continued employment for 12 months following the closing of our initial public offering.

Option Exercises and Stock Vested 2010

The following table sets forth:

●	the number of shares of Common Stock acquired by the executives named in the Summary Compensation Table upon the exercise of stock options during the fiscal year ended December 31, 2010.

●
the aggregate dollar amount realized on the exercise date for such options computed by multiplying the number of shares acquired by the difference between the market value of the shares on the exercise date and the exercise price of the options.

Option Awards
Number of
	Shares	Value
	Acquired on	Realized
	Exercise	on Exercise
Name	(#)	($)
Richard E. Perlman	—	$—
James K. Price	—	—
J. Miguel Fernandez de Castro	—	—
Wesley J. Campbell	46,059	555,932
Kevin J. Kozlowski	—	—
Joshua W. LeMaire	—	—

Potential Payments upon Termination or Change of Control

Except with respect to the automatic vesting of options in connection with termination following a change of control, none of the NEOs are entitled to receive any payments upon termination of employment, regardless of the reason thereof. The table below sets forth the stock options that would vest (and the related exercise price) if each of the NEOs had been terminated as of December 31, 2010 following a change of control.

	Number of
	Stock
	Options	Option	Value
	That Will	Exercise	Realized on
Name	Vest	Price ($)	Vesting ($) (1)
Richard E. Perlman	257,055	$6.63	$3,046,102
James K. Price	257,055	6.63	3,046,102
J. Miguel Fernandez de Castro	5,182	4.86	70,579
	102,822	11.67	700,218
Wesley J. Campbell	6,478	4.86	88,230
	102,822	11.67	700,218
Kevin J. Kozlowski	2,591	4.86	35,289
	51,411	11.67	350,109
Joshua W. LeMaire	25,705	4.86	350,102
	38,588	7.79	412,506
	25,705	11.67	175,051

(1)	Based on closing price of the Company’s common stock on December 31, 2010 of $18.48.

Director Compensation

The following table presents information relating to total compensation of the directors for the fiscal year ended December 31, 2010. Information with respect to the compensation of Messrs. Perlman and Price is included above in the “Summary Compensation Table,” but they did not receive any separate compensation for service as a director in 2010.

					Change in
					Pension Value
				Non-Equity	and Nonqualified
	Fees earned or			Incentive Plan	Deferred	All Other
	paid in Cash	Stock Awards	Option Awards	Compensation	Compensation	Compensation	Total
Name	($)	($) (1)	($)	($)	Earnings	($)	($)
Peter B. Bach, M.D., MAPP	10,000	34,029	—	—	—	—	44,029
J. Thomas Presby	11,250	38,272	—	—	—	—	49,522
William A. Shutzer	10,625	36,142	—	—	—	—	46,767
David B. Zenoff	10,625	36,142	—	—	—	—	46,767
Peter M. Graham	—	44,682	—	—	—	—	44,682

(1)
This column reports the grant date fair value of awards computed in accordance with stock-based compensation accounting rules (ASC Topic 718) for 2010. A discussion of the assumptions used in calculating the award values may be found in Note 2 to our consolidated financial statements included elsewhere in this Form 10-K.

Effective July 16, 2010, we amended our director compensation program to provide for cash and equity based retainers to be paid to non-employee directors as follows (Messrs. Perlman and Price have waived any such compensation for at least one year following the closing of our initial public offering):

Cash Compensation. Each non-employee director receives a $40,000 annual cash retainer. The chair of the audit committee receives an additional annual cash retainer of $5,000 and the chairs of the compensation committee and corporate governance and nominating committee each receive an additional annual cash retainer of $2,500. Non-employee directors receive an additional cash payment of $2,500 per additional meeting attended in person, if the director attends more than five Board meetings during a year, or more than three committee meetings during a year on dates different than Board meetings. In addition, non-employee directors receive an additional cash payment of $750 per additional meeting attended by telephone, if the director attends more than five Board meetings during a year, or more than three committee meetings during a year on dates different than Board meetings. Cash fees are paid quarterly in arrears to the non-employee directors who were serving as directors at the end of the quarter.

Restricted Stock. On July 16, 2010, each of the following current non-employee directors (with the exception of Mr. Graham, whose grant took place on October 12, 2010)  was granted the number of shares of restricted stock pursuant to our Amended and Restated 2008 Stock Incentive Plan set forth below. Such restricted stock awards shall vest on the one year anniversary of the grant date or upon a change of control.

		Number of	Grant
		Restricted	Date
Name	Grant Date	Shares	Value ($)(1)
Peter B. Bach, M.D., MAPP	7/16/2010	10,266	34,029
J. Thomas Presby	7/16/2010	11,546	38,272
William A. Shutzer	7/16/2010	10,904	36,142
David B. Zenoff	7/16/2010	10,904	36,142
Peter M. Graham	10/12/2010	6,853	44,682

(1)
This column reports the grant date fair value of awards computed in accordance with stock-based compensation accounting rules (ASC Topic 718) for 2010. A discussion of the assumptions used in calculating the award values may be found in Note 2 to our consolidated financial statements included elsewhere in this Form 10-K.

In addition, each non-employee director receives an annual restricted stock grant pursuant to our Amended and Restated 2008 Stock Incentive Plan with a value as of each grant date equal to $80,000. Further, the chair of the audit committee will receive an additional annual restricted stock grant with a value as of each grant date equal to $10,000 and the chairs of the compensation committee and corporate governance and nominating committee will each receive an additional annual restricted stock grant with a value as of each grant date equal to $5,000.

Expenses. We reimburse each non-employee director for ordinary and reasonable expenses incurred in attending board and board committee meetings.

Equity Incentive Plans

Amended and Restated 2008 Stock Incentive Plan

In connection with the Reorganization, we assumed the ExamWorks Inc.’s 2008 Stock Option Plan, and effective July 12, 2010, we amended and restated the plan, including amending its name to the ExamWorks’ Group, Inc.’s Amended and Restated 2008 Stock Incentive Plan, which we refer to herein as the Plan. This Plan authorizes the Company to make grants of stock options to purchase shares of common stock, stock appreciation rights (“SARs”), restricted shares, restricted share units (“RSUs”), unrestricted shares, deferred share units (“DSUs”), performance and cash-settled awards and dividend equivalent rights to our employees, directors and/or consultants. As of December 31, 2010, we have granted stock options to purchase an aggregate of 5,253,836 shares of common stock (net of expirations and cancellations) under the Plan, of which options to purchase 1,990,926 shares of common stock have vested. The initial definition of change of control included in the Plan provided that stock options would automatically vest and become exercisable upon the closing of an initial public offering. Effective February 4, 2010, the definition of change of control was amended such that, unless specifically provided in a specific option award agreement, future stock option grants will no longer vest upon the closing of an initial public offering. As such, stock options to purchase an aggregate of 682,991 shares of common stock vested and became exercisable upon the closing of our initial public offering. The following summary of the Plan does not purport to be complete and is subject to and qualified in its entirety by reference to the Plan.

A maximum of 10,282,200 shares is available for issuance under the Plan (with such total number of shares being adjusted for future stock splits, stock dividends, recapitalizations, and other similar transactions). The shares of our common stock that are subject to any award that expire, or are forfeited, cancelled, settled, or become unexercisable without the issuance of shares, will again be available for subsequent awards. We receive no cash consideration for the granting of awards under the Plan. However, if a stock option were to be exercised, we would receive the exercise price for the shares being purchased, unless the exercise occurs pursuant to a cashless alternative that the committee approves.

The Plan was approved by written consent of our stockholders on September 15, 2010. Stockholder approval of the Plan primarily enables us to satisfy New York Stock Exchange listing requirements, and to make awards that qualify as performance-based compensation that is exempt from the deduction limitation set forth under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Section 162(m) generally limits the corporate income tax deduction to $1,000,000 annually for the non performance-based compensation paid to each of the Chief Executive Officer and the three other highest paid executive officers of the Company (other than the Chief Financial Officer).

Administration of the Plan is carried out by our compensation committee; provided that our Board may act in lieu of the compensation committee at any time. Either our compensation committee or our Board of Directors may delegate its authority under the Plan to one or more officers but it may not delegate its authority with respect to making awards to individuals subject to Section 16 of the Exchange Act. As used in this summary, the term administrator means the compensation committee or the Board of Directors or its delegate, if any. The Plan provides that we and our affiliates will indemnify members of the administrative committee and their delegates against any claims, liabilities, or costs arising from the good faith performance of their duties under the Plan.

Subject to the terms of the Plan, the administrator has express authority to determine the eligible persons who will receive awards, the number of shares of our common stock to be covered by each award, and the terms and conditions of awards. The administrator has broad discretion to prescribe, amend, and rescind rules relating to the Plan and its administration, to interpret and construe the Plan and the terms of all award agreements, and to take all actions necessary or advisable to administer the Plan. Within the limits of the Plan, the administrator may accelerate the vesting of any awards, allow the exercise of unvested awards, and may modify, replace, cancel, or renew any awards.

The administrator may grant options that are intended to qualify as incentive stock options (“ISOs”), only to employees, if any, and may grant all other awards to eligible persons. Stock options granted under the Plan will provide award recipients, or participants, with the right to purchase shares of our common stock at a predetermined exercise price. The administrator may grant stock options that are intended to qualify as ISOs or that are not intended to so qualify (“Non-ISOs”). The Plan also provides that ISO treatment may not be available for stock options that become first exercisable in any calendar year to the extent the value of the shares that are the subject of the stock option exceed $100,000, based upon the fair market value of the shares of our common stock on the option grant date.

An SAR generally permits a participant who receives it to receive, upon exercise, cash and/or shares of our common stock equal in value to the excess of the fair market value, on the date of exercise, of the shares of our common stock with respect to which the SAR is being exercised, over the exercise price of the SAR for such shares. The administrator may grant SARs in tandem with options, or independently of them. SARs that are independent of options may limit the value payable on its exercise to a percentage.

The exercise price of ISOs, Non-ISOs, and SARs may not be less than 100% of the fair market value on the grant date of the shares of our common stock subject to the award, although the exercise price of ISOs may not be less than 110% of the fair market value on the grant date of the underlying shares of our common stock subject to the award for participants who own more than 10% of our shares of common stock on the grant date. To the extent vested and exercisable in accordance with the agreement granting them, a stock option or SAR may be exercised in whole or in part, and from time to time during its term, subject to earlier termination relating to a holder’s termination of employment or service. With respect to stock options, unless otherwise provided in an award agreement, payment of the exercise price may be made in any of the following forms, or combination of them: cash or check in U.S. dollars, certain shares of our common stock, cashless exercise under a program the administrator approves or certain full recourse promissory notes approved by the administrator.

The term over which participants may exercise stock options and SARs may not exceed ten years from the date of grant; five years in the case of ISOs granted to employees who, at the time of grant, own more than 10% of our outstanding shares of common stock. Under the Plan, subject to certain exceptions, no participant may receive stock options and SARs that relate to more than 2,056,440 shares of our common stock issuable under the Plan during the term of the Plan.

Under the Plan, the administrator may grant restricted stock that is forfeitable until certain vesting requirements are met, may grant RSUs that represent the right to receive shares of our common stock after certain vesting requirements are met or cash under certain circumstances, and may grant unrestricted stock as to which the participant’s interest is immediately vested. For restricted awards, the Plan provides the administrator with discretion to determine the terms and conditions under which a participant’s interests in such awards become vested.

The Plan also authorizes awards of deferred share units in order to permit certain directors, officers, consultants, or select members of management to defer their receipt of compensation payable in cash or shares of our common stock, including shares that would otherwise be issued upon the vesting of restricted stock and RSUs. Deferred share units represent a future right to receive shares of our common stock.

The Plan authorizes the administrator to grant performance-based awards in the form of performance units that the administrator may, or may not, designate as “performance compensation awards” that are intended to be exempt from Code Section 162(m) limitations. In either case, performance units will vest and/or become payable based upon the achievement, within the specified period of time, of performance objectives applicable to the individual, us, or any affiliate. Performance units will be payable in shares of common stock, cash, or some combination of the two, subject to an individual participant limit of 2,056,440 shares (subject to adjustment) or if settled in cash, $8,000,000. The administrator will decide the length of performance periods, but the periods may not be less than one fiscal year.

With respect to performance compensation awards, the Plan requires that the administrator specify in writing the performance period to which the award relates, and an objective formula by which to measure whether and the extent to which the award is earned on the basis of the level of performance achieved with respect to one or more performance measures. Once established for a performance period, the performance measures and performance formula applicable to the award may not be amended or modified in a manner that would cause the compensation payable under the award to fail to constitute performance-based compensation under Code Section 162(m). Under the Plan, the possible performance measures for performance compensation awards may include one or more of the following, applied in total or on a per share basis, (i) basic, diluted or adjusted earnings per share, (ii) sales or revenue, (iii) EBITDA, or earnings before interest, taxes, depreciation and amortization, and other adjustments, (iv) basic or adjusted net income, (v) returns on equity, assets, capital, revenue or similar measure, (vi) economic value added, (vii) working capital, (viii) total stockholder return and (ix) cash flow, margin, product development, product market share, research, licensing, litigation, human resources, information services, mergers, acquisitions, and sales of assets of affiliates or business units.

Each performance measure will be, to the extent applicable, determined in accordance with generally accepted accounting principles as consistently applied by us, or such other standard applied by the administrator and, if so determined by the administrator, and in the case of a performance compensation award, to the extent permitted under Code Section 162(m), adjusted to omit the effects of extraordinary items, gain or loss on the disposal of a business segment, unusual or infrequently occurring events and transactions and cumulative effects of changes in accounting principles. Performance measures may vary from performance period to performance period, and from participant to participant, and may be established on a stand-alone basis, in tandem or in the alternative.

As a condition to the issuance of shares of our common stock pursuant to awards, the Plan requires satisfaction of any applicable federal, state, local, or foreign withholding tax obligations that may arise in connection with the award or the issuance of shares of our common stock.

Finally, the Plan authorizes the awarding of dividend equivalent rights to any eligible person. These rights may be independent of other awards, or attached to awards (other than stock options and SARs), and in all cases represent the participant’s right to collect any dividends that we declare and pay to our stockholders during the term of the dividend equivalent right. Unless an award agreement provides otherwise, the distributions attributable to dividend equivalent rights that are attached to other awards shall occur when shares of our common stock are issued to settle the underlying award.

Awards may not be sold, pledged, assigned, hypothecated, transferred, or disposed of other than by will or the laws of descent and distribution, except to the extent the administrator permits lifetime transfers to charitable institutions, certain family members, or related trusts, or as otherwise approved by the administrator.

The administrator will equitably adjust the number of shares covered by each outstanding award, and the number of shares that have been authorized for issuance under the Plan, but as to which no awards have yet been granted or that have been returned to the Plan upon cancellation, forfeiture, or expiration of an award, as well as the price per share covered by each such outstanding award, to reflect any increase or decrease in the number of issued shares resulting from a stock split, reverse stock split, stock dividend, combination, recapitalization or reclassification of the shares of our common stock, or any other increase or decrease in the number of issued shares effected without receipt of consideration by us. In the event of any such transaction or event, the administrator may (and shall if we are not the surviving entity or our shares are no longer outstanding) provide in substitution for any or all outstanding awards under the Plan such alternative consideration, including securities of any surviving entity, as it may in good faith determine to be equitable under the circumstances and may require in connection therewith the surrender of all options so replaced. In any case, such substitution of securities will not require the consent of any person who is granted awards pursuant to the Plan.

In addition, in the event or in anticipation of a change of control, as defined in the Plan, subject to the terms of any award agreements, the administrator may at any time in its sole and absolute discretion and authority, without obtaining the approval or consent of our stockholders or any participant with respect to his or her outstanding awards, except to the extent an award provides otherwise, take one or more of the following actions: (i) arrange for or otherwise provide that each outstanding award will be assumed or substituted with a substantially equivalent award by a successor corporation or a parent or subsidiary of such successor corporation; (ii) accelerate the vesting of awards, so that awards shall vest (and, to the extent applicable, become exercisable) as to the shares of our common stock that otherwise would have been unvested and provide that our repurchase rights with respect to shares of our common stock issued upon exercise of an award shall lapse as to the shares of our common stock subject to such repurchase right; (iii) arrange or otherwise provide for payment of cash or other consideration to participants in exchange for the satisfaction and cancellation of outstanding awards; or (iv) terminate all or some of the awards upon consummation of the transaction, provided that all awards so terminated are vested in full immediately prior to the consummation of such transaction.

Notwithstanding the above, the Plan provides that in the event a participant holding an award assumed or substituted by the successor corporation in a change of control is involuntarily terminated, as defined in the Plan, by the successor corporation in connection with, or within 12 months following, the change of control, then any assumed or substituted award held by the terminated participant at the time of termination shall accelerate and become fully vested, and exercisable in full in the case of options and SARs, and any repurchase right applicable to any shares of our common stock shall lapse in full. The acceleration of vesting and lapse of repurchase rights provided for in the previous sentence shall occur immediately prior to the effective date of the participant’s termination. Finally, if we dissolve or liquidate, all awards will immediately terminate, subject to the ability of our Board of Directors to exercise any discretion that the Board of Directors may exercise in the case of a change of control.

The Plan shall terminate on July 14, 2018, unless terminated prior to such date by the Board of Directors. Our Board of Directors may from time to time, amend, alter, suspend, discontinue, or terminate the Plan; provided that no amendment, suspension, or termination of the Plan shall materially and adversely affect awards already granted unless it is required by applicable law, relates to an adjustment pursuant to certain change of control transactions or it is otherwise mutually agreed between the participant and the administrator.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 4, 2011, subject to certain assumptions set forth in the footnotes, for:

●             each stockholder, or group of affiliated stockholders, who we know beneficially owns more than 5% of the outstanding shares of our common stock;

●             each of our current directors;

●             each of our named executive officers; and

●             all of our current directors and current executive officers as a group.

Beneficial ownership is determined in accordance with rules of the SEC and generally includes any shares over which a person exercises sole or shared voting and/or investment power. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding the options but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power with respect to the number of shares listed opposite their names.

The number of shares and percentages of beneficial ownership prior to this offering set forth below are based on 33,682,983 shares of common stock outstanding as of March 4, 2011.

Unless otherwise indicated, the address of each of the individuals and entities named in the table below under “5% Stockholders” and “Named Executive Officers and Directors” is ExamWorks Group, Inc., 3280 Peachtree Road, N.E., Suite 2625, Atlanta, GA 30305.

	Amount and
	Nature of	Percent of
	Beneficial	Outstanding
Name of Beneficial Owner	Ownership (1)	Shares
5% Stockholders
ExamWorks Holdings, LLLP(2)	6,055,216	18.0%
Entities affiliated with Federated Investors, Inc. (3)	2,848,733	8.5%

Named Executive Officers and Directors
Richard E. Perlman(4)	6,682,024	19.8%
James K. Price(5)	1,736,410	5.2%
Wesley Campbell(6)	231,908	*
J. Miguel Fernandez de Castro(7)	333,485	1.0%
Kevin Kozlowski(8)	240,243	*
Joshua W. LeMaire(9)	125,819	*
Peter B. Bach(10)	17,977	*
Peter M. Graham(11)	45,411	*
J. Thomas Presby(12)	161,304	*
William A. Shutzer(13)	1,146,731	3.4%
David B. Zenoff(14)	26,327	*
All directors and executive officers as a group (13 persons)(15)	8,470,284	25.1%

*	less than 1%.

(1)
This column lists all shares of common stock beneficially owned, including all shares of common stock that can be acquired through warrant or option exercises within 60 days of March 4, 2011.  The beneficial ownership of certain officers and directors is shown as if shares of common stock have been distributed by ExamWorks Holdings, LLLP (“Holdings”) to its partners.  Other than Mr. Perlman, those certain officers and directors disclaim beneficial ownership of common stock currently owned by Holdings.

(2)
The sole general partner of Holdings is Compass Partners. Mr. Perlman is the President of Compass Partners and is also a limited partner of Holdings. Holdings’ address is ExamWorks Holdings, LLLP, c/o Richard E. Perlman, 655 Madison Avenue, 23rd Floor, New York, NY 10065.

(3)
Based on the most recently available Schedule 13G filed with the SEC on February 10, 2011.  Federated Investors, Inc. (“Federated”) is the parent holding company of Federated Equity Management Company of Pennsylvania and Federated Global Investment Management Corp. (the “Investment Advisers”), which act as investment advisers to registered investment companies and separate accounts that own shares of common stock in ExamWorks (the “ExamWorks Securities”).  The Investment Advisers are wholly owned subsidiaries of FII Holdings, Inc., which is a wholly owned subsidiary of Federated.  All of Federated’s outstanding voting stock is held in the Voting Shares Irrevocable Trust (the “Trust”) for which John F. Donahue, Rhodora J. Donahue and J. Christopher Donahue act as trustees (collectively, the “Trustees”).  The Trustees joined in filing the Schedule 13G because of the collective voting control that they exercise over Federated. In accordance with Rule 13d-4 under the Securities Act of 1934, as amended, Federated, the Trust, and each of the Trustees disclaim beneficial ownership of the ExamWorks Securities. Federated’s address is Investors Tower, Pittsburgh, PA 15222-3779.

(4)
Shares beneficially owned by Mr. Perlman include (i) 257,055 shares of common stock issuable upon exercise of currently vested stock options and (ii) 6,055,216 shares of common stock currently owned by Holdings, which is controlled by Mr. Perlman. If Holdings distributed such shares of common stock to its limited partners, Mr. Perlman would own (i) 986,213 shares of common stock directly, (ii) 112,342 shares of common stock through a Roth IRA, and (iii) 11,567 shares of common stock indirectly through Compass Partners.

(5)
Shares beneficially owned by Mr. Price include (i) 257,055 shares of common stock issuable upon exercise of currently vested stock options and (ii) 1,109,602 shares of common stock currently owned by Holdings, which Mr. Price would own if distributed by Holdings to its limited partners.

(6)
Shares beneficially owned by Mr. Campbell include (i) 206,678 shares of common stock issuable upon exercise of currently vested stock options and (ii) 25,230 shares of common stock currently owned by Holdings, which Mr. Campbell would own if distributed by Holdings to its limited partners.

(7)
Shares beneficially owned by Mr. Fernandez de Castro include (i) 202,190 shares of common stock issuable upon exercise of currently vested stock options and (ii) 75,690 shares of common stock currently owned by Holdings, which Mr. Fernandez de Castro would own if distributed by Holdings to its limited partners.

(8)
Shares beneficially owned by Mr. Kozlowski include (i) 131,942 shares of common stock issuable upon exercise of currently vested stock options and (ii) 63,075 shares of common stock currently owned by Holdings, which Mr. Kozlowski would own if distributed by Holdings to its limited partners.

(9)	Shares beneficially owned by Mr. LeMaire include 72,830 shares of common stock issuable upon exercise of currently vested stock options.

(10)
Shares beneficially owned by Dr. Bach include 10,266 shares of restricted stock issued pursuant to the Company’s Amended and Restated 2008 Stock Incentive Plan (the “Plan”), that are not yet vested, but are eligible to be voted. The restricted shares will vest upon the earlier of (i) July 16, 2011 and (ii) the occurrence of a change of control, as defined in the Plan.

(11)
Shares beneficially owned by Mr. Graham include 6,853 shares of restricted stock issued pursuant to the Plan that are not yet vested, but are eligible to be voted.  The restricted shares will vest upon the earlier of (i) July 16, 2011 and (ii) the occurrence of an event of change of control, as defined in the Plan.

(12)
Shares beneficially owned by Mr. Presby include (i) 7,712 shares of common stock issuable upon exercise of currently vested stock options, (ii) 63,075 shares of common stock currently owned by Holdings, which Mr. Presby would own if distributed by Holdings to its limited partners, and (iii) 11,546 shares of restricted stock issued pursuant to the Plan that are not yet vested, but are eligible to be voted. The restricted shares will vest upon the earlier of (a) July 16, 2011 and (b) the occurrence of an event of change of control, as defined in the Plan.

(13)
Shares beneficially owned by Mr. Shutzer include (i) 1,110,122 shares of common stock currently owned by Holdings, half of which Mr. Shutzer would own directly and half of which Mr. Shutzer would own through the Shutzer Family Grantor Retained Annuity Trust if distributed by Holdings to its limited partners and (ii) 10,904 shares of restricted stock issued pursuant to the Plan that are not yet vested, but are eligible to be voted. The restricted shares will vest upon the earlier of (a) July 16, 2011 and (b) the occurrence of a change of control, as defined in the Plan. Mr. Shutzer disclaims beneficial ownership of 25,705 shares owned by the Shutzer Family Limited Partnership, of which Mr. Shutzer’s wife is a general partner.

(14)
Shares beneficially owned by Mr. Zenoff include 10,904 shares of restricted stock issued pursuant to the Plan that are not yet vested, but are eligible to be voted. The restricted shares will vest upon the earlier of (i) July 16, 2011 and (ii) the occurrence of a change of control, as defined in the Plan.

(15)
Shares beneficially owned include 1,242,567 shares of common stock issuable upon exercise of options and 6,055,216 shares currently owned by Holdings, which is indirectly controlled by our Executive Chairman, Mr. Perlman.

 Item 13.  Certain Relationships and Related Transactions, and Director Independence.

In addition to the director and executive officer compensation arrangements discussed above under “Executive Compensation”, the following is a description of transactions since January 1, 2010, to which we have been a party in which the amount involved or exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock, or persons or entities affiliated with them, had or will have a direct or indirect material interest.

Monitoring Fee Agreement

We entered into a Monitoring Fee Agreement, dated July 14, 2008 (as amended, the “Monitoring Fee Agreement”), with Compass Partners, L.L.C. (“Compass Partners”), which is the general partner of our majority stockholder, ExamWorks Holdings, LLLP. Our Executive Chairman of the Board, Richard E. Perlman, owns 99% of Compass Partners and his wife owns the remaining 1%. In accordance with the Monitoring Fee Agreement, Compass Partners rendered to us monitoring, advisory and consulting services in relation to our debt and equity offerings, dispositions or acquisitions and other similar transactions. In consideration of the services provided, we originally agreed to pay Compass Partners a monitoring fee equal to 5% of our Adjusted EBITDA. In order to, among other things, maximize the amount of cash available to us, the Board of Directors determined that it was in the Company’s and its stockholders’ best interest to eliminate our obligation to pay Compass Partners this monitoring fee. Accordingly, the Monitoring Fee Agreement was amended to eliminate the ongoing obligation to pay the monitoring fee in exchange for the one-time issuance of 739,506 shares issued in connection with our private placement of common stock on January 7, 2010. Compass Partners directed us to issue one half of such shares to each of Richard E. Perlman and James K. Price. The number of shares issued was determined based on the present value of projected future cash payments due to Compass Partners as determined by an independent appraisal obtained by us. In addition to the 739,506 shares, which were determined to have a fair value of $1.4 million, we paid Compass Partners approximately $290,000 in cash pursuant to the Monitoring Fee Agreement for services rendered prior to the effectiveness of the amendment described above. As a result, we incurred approximately $1.7 million of costs under the Monitoring Fee Agreement in 2009. The Monitoring Fee Agreement terminated upon the completion of our initial public offering (with the exception of the indemnification provisions set forth in the Monitoring Fee Agreement, which survive its termination).

RedRidge Finance Group

RedRidge Finance Group (“RedRidge”) provides us with financial due diligence services in connection with our acquisition program and served as our financial advisor with respect to our prior credit facility. P&P Investments, LLC (“P&P”), a company owned by Richard E. Perlman and James K. Price, owns approximately 33% of RedRidge. Pursuant to a letter agreement dated December 11, 2009, as subsequently amended, Richard E. Perlman and James K. Price agreed to waive any right to distributions from RedRidge related to all fees RedRidge receives in connection with services provided to the Company. In 2010, we paid RedRidge approximately $725,000 for diligence services and $425,000 in connection with our prior credit facility, in each case, for services rendered during 2010.

Consulting and Services Agreements

The Company is a party to certain services agreements with each of Dr. Edward M. Decter and Dr. Steven G. Robbins. During 2010, Dr. Robbins and Dr. Decter each owned over 5% of the outstanding capital stock of the Company. The services agreements set forth the terms and conditions upon which Dr. Decter and Dr. Robbins are entitled to compensation for IMEs and other services performed by them on behalf of the Company. Such services agreements provide that Dr. Decter and Dr. Robbins are to be provided with a minimum number of IMEs and specify the minimum percentage fee they are entitled to. These services agreements are for an initial term of three years expiring on July 13, 2011, and thereafter automatically renew from year to year unless terminated by either party. In 2010, Dr. Decter and Dr. Robbins received an aggregate of approximately $1.1 million and $415,000, respectively, for IME services performed pursuant to these services agreements.

In addition, the Company is a party to certain consulting agreements with Dr. Decter and Dr. Robbins, pursuant to which Dr. Decter and Dr. Robbins have agreed to provide certain business, training, marketing, recruiting and strategic advice related to our business as may be reasonably requested by us. These consulting agreements are for an initial term of three years expiring on July 13, 2011, and thereafter automatically renew from year to year unless terminated by either party. If services are requested under these consulting agreements, Dr. Decter and Dr. Robbins are entitled to consulting fees at an hourly rate of $500, up to $4,000 per day. In 2010, no payments were made to Dr. Decter and Dr. Robbins under the consulting agreements.

PerPrice Aviation, Inc. Arrangement

In 2010, the Company utilized private planes when necessary for business operations using a NetJets, Inc. (“NetJets”) share belonging to PerPrice Aviation, Inc., a Georgia corporation  (“PerPrice”).   Mr. Perlman,  and Mr. Price, each own 50% of the total outstanding shares of PerPrice.  PerPrice was reimbursed for the actual cost incurred in connection with the Company’s use of the NetJets share in 2010, which totaled approximately $311,000.  The Company does not expect to incur any further costs through this arrangement with PerPrice.

Compass Partners Lease

In June 2010, the company entered into a lease agreement with Compass for corporate office space located at 655 Madison Avenue, 23rd Floor, New York, NY. Pursuant to the lease, which runs from April 1, 2010 through June 30, 2014, the company paid Compass a rental fee of $10,080 per month in 2010, which fee was subject to increase commencing January 1, 2011 based on a proportionate pass through of base rent increases and increases for property taxes and building operating expenses. The aggregate amount of all periodic rental payments we made to Compass for such office space in 2010 is $102,720. In addition, in June 2010, the company paid Compass $40,320 as advance rent payment for the last four months of the lease and approximately $62,000 as our share of leasehold improvements. Prior to the entry into this lease agreement, the company did not incur costs in excess of $120,000 per year with respect to leasing this corporate office space.

Item 14. Principal Accounting Fees and Services.

Audit Fees and All Other Fees

Audit Fees

 Fees for audit services totaled approximately $1.6 million in 2010 and no amounts were incurred in 2009. Audit fees principally include fees relating to audits of fiscal years 2008, 2009, 2010 and acquisitions.

Audit-Related Fees

Fees for audit related services totaled approximately $297,000 in 2010 and no amounts were incurred in 2009. Audit related services principally include fees related to the initial public offering.

Tax Fees

The Company did not pay its principal accountant any tax fees in 2010 or in 2009.

All Other Fees

The Company did not pay its principal accountant any other fees in 2010 or in 2009.

The Audit Committee pre-approves all services for which the principal accountant is engaged.

We have been advised by KPMG LLP that neither the firm, nor any member firm, has any financial interest, direct or indirect, in any capacity in the Company or its subsidiaries.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1. Financial Statements.

Description

ExamWorks Group, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2009 and 2010	F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2008, 2009 and 2010	F-4

Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2008, 2009 and 2010	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2009 and 2010	F-6

Notes to Consolidated Financial Statements	F-7

CFO Medical Services, P.A. (Predecessor Company)

Report of Independent Registered Public Accounting Firm	F-35

Statement of Operations for the period from January 1, 2008 to July 13, 2008	F-36

Statement of Cash Flows for the period from January 1, 2008 to July 13 2008	F-37

Notes to Financial Statements	F-38

2. Financial Statement Schedules.

The following Financial Statement Schedule for the Registrant is filed as part of this Report and should be read in conjunction with the Registrant’s Financial Statements:

Description

Schedule II – Valuation and Qualifying Accounts	86

 (b)              Exhibits.

Exhibit Number	Title
2.1
Agreement and Plan of Merger, dated June 23, 2010, by and among ExamWorks Group, Inc., ExamWorks, Inc. and ExamWorks Merger Sub, Inc. (filed as Exhibit 2.1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

3.1	Amended and Restated Certificate of Incorporation of ExamWorks.
3.2	Amended and Restated Bylaws of ExamWorks.
4.1
Form of Common Stock Certificate of ExamWorks (filed as Exhibit 4.1 to Amendment No. 3 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2010 and incorporated by reference herein).

10.1.1+
Loan and Security Agreement dated as of December 18, 2009, by and among ExamWorks, Inc., its subsidiaries party thereto, Fifth Third Bank and Bank of America (filed as Exhibit 10.1.1 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.1.2+
Consent and First Amendment to Loan and Security Agreement, dated as of December 31, 2009, by and among ExamWorks, Inc. and its subsidiaries party thereto in favor of Fifth Third Bank (filed as Exhibit 10.1.2 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.1.3+
Consent and Second Amendment to Loan and Security Agreement, dated as of December 31, 2009, by and among ExamWorks, Inc. and its subsidiaries party thereto in favor of Fifth Third Bank, as the administrative agent for the lenders party thereto (filed as Exhibit 10.1.3 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.1.4+
Consent and Third Amendment to Loan and Security Agreement, dated as of December 31, 2009, by and among ExamWorks, Inc. and its subsidiaries party thereto in favor of Fifth Third Bank, as the administrative agent for the lenders party thereto (filed as Exhibit 10.1.4 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.1.5+
Consent and Fourth Amendment to Loan and Security Agreement, dated as of December 31, 2009, by and among ExamWorks, Inc. and its subsidiaries party thereto in favor of Fifth Third Bank, as the administrative agent for the lenders party thereto (filed as Exhibit 10.1.5 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.1.6+
Consent and Fifth Amendment to Loan and Security Agreement, dated as of January 19, 2010, by and among ExamWorks, Inc., its subsidiaries party thereto, Fifth Third Bank and Bank of America (filed as Exhibit 10.1.6 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.1.7
Consent Agreement to Loan and Security Agreement, dated as of March 12, 2010, by and among ExamWorks, Inc., its subsidiaries party thereto, Fifth Third Bank and Bank of America (filed as Exhibit 10.1.7 to Amendment No. 4 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 26, 2010 and incorporated by reference herein).

10.1.8
Second Consent Agreement to Loan and Security Agreement, dated as of March 15, 2010, by and among ExamWorks, Inc., its subsidiaries party thereto, Fifth Third Bank and Bank of America (filed as Exhibit 10.1.8 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.1.9
Third Consent Agreement to Loan and Security Agreement, dated as of March 15, 2010, by and among ExamWorks, Inc., its subsidiaries party thereto, Fifth Third Bank and Bank of America (filed as Exhibit 10.1.9 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.1.10
Fourth Consent Agreement to Loan and Security Agreement, dated as of March 26, 2010, by and among ExamWorks, Inc., its subsidiaries party thereto, Fifth Third Bank and Bank of America (filed as Exhibit 10.1.10 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.1.11
Sixth Amendment to Loan and Security Agreement, dated as of April 26, 2010, by and among ExamWorks, Inc., its subsidiaries party thereto, Fifth Third Bank and Bank of America (filed as Exhibit 10.1.11 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.1.12
Seventh Amendment to Loan and Security Agreement dated as of June 10, 2010, by and among ExamWorks, Inc. and its subsidiaries party thereto in favor of Fifth Third Bank, as the administrative agent for the lenders party thereto (filed as Exhibit 10.1.12 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.1.13
Eighth Amendment to Loan and Security Agreement, dated as of June 23, 2010, by and among ExamWorks, Inc., its subsidiaries party thereto, Fifth Third Bank, Bank of America and General Electric Capital Corporation (filed as Exhibit 10.1.13 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.1.14+
Ninth Amendment to Loan and Security Agreement, dated as of June 30, 2010, by and among ExamWorks, Inc., its subsidiaries party thereto, ExamWorks Canada, Inc., Fifth Third Bank, Bank of America and General Electric Capital Corporation (filed as Exhibit 10.1.14 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.1.15
Fifth Consent Agreement to Loan and Security Agreement, dated as of August 6, 2010, by and among ExamWorks, Inc., its subsidiaries party thereto, ExamWorks Canada, Inc., Fifth Third Bank, Bank of America and General Electric Capital Corporation (filed as Exhibit 10.1.15 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.1.16+
Tenth Amendment to Loan and Security Agreement, dated as of August 6, 2010, by and among ExamWorks, Inc., its subsidiaries party thereto, ExamWorks Canada, Inc., Fifth Third Bank, Bank of America and General Electric Capital Corporation (filed as Exhibit 10.1.16 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.1.17
Eleventh Amendment to Loan and Security Agreement, dated as of September 1, 2010, by and among ExamWorks, Inc., its subsidiaries party thereto, Fifth Third Bank, Bank of America and General Electric Capital Corporation (filed as Exhibit 10.1.17 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.1.18+
Twelfth Amendment to Loan and Security Agreement, dated as of September 7, 2010, by and among ExamWorks, Inc., its subsidiaries party thereto, ExamWorks Europe, Inc., Fifth Third Bank, Bank of America and General Electric Capital Corporation (filed as Exhibit 10.1.18 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.1.19
Sixth Consent Agreement to Loan and Security Agreement, dated as of October 1, 2010, by and among ExamWorks, Inc., its subsidiaries party thereto, ExamWorks Canada, Inc., ExamWorks Europe, Inc., Fifth Third Bank, Bank of America and General Electric Capital Corporation (filed as Exhibit 10.1.19 to Amendment No. 2 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 13, 2010 and incorporated by reference herein).

10.1.20
Consent under Loan and Security Agreement, dated as of October 11, 2010, by and among ExamWorks, Inc., its subsidiaries party thereto, ExamWorks Canada, Inc., Fifth Third Bank, Bank of America and General Electric Capital Corporation (filed as Exhibit 10.1.20 to Amendment No. 2 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 13, 2010 and incorporated by reference herein).

10.2.1++
Amended and Restated 2008 Stock Incentive Plan of the Registrant, effective as of July 12, 2010 (filed as Exhibit 10.2.1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.2.2++
Form of Stock Option Award Agreement (filed as Exhibit 10.2.2 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.2.3++
Form of Restricted Share Unit Award Agreement (filed as Exhibit 10.2.3 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.2.4++
Form of Restricted Share Award Agreement (filed as Exhibit 10.2.4 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.3.1
Stockholders’ Agreement, dated July 14, 2008, by and among ExamWorks Holdings, LLLP, the stockholders party thereto and ExamWorks, Inc. (filed as Exhibit 10.3.1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.3.2
Amendment to Stockholders’ Agreement, effective as of July 14, 2008, by and between ExamWorks Holdings, LLLP and ExamWorks, Inc. (filed as Exhibit 10.3.2 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.3.3
Second Amendment to Stockholders’ Agreement, dated as of March 12, 2010, by and among ExamWorks Inc., ExamWorks Holdings, LLLP and the stockholders party thereto (filed as Exhibit 10.3.3 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.4
Form of Warrant to purchase Common Stock, dated May 7, 2010 (filed as Exhibit 10.4 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.5
Registration Rights Agreement, dated May 7, 2010, by and among ExamWorks, Inc., Broadband Capital Management LLC and the officers and employees of Broadband Capital Management LLC party thereto (filed as Exhibit 10.5 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.6
Form of Investor Rights Agreement between ExamWorks, Inc. and the investors party thereto (filed as Exhibit 10.6 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.7
Form of Indemnification Agreement between the Registrant and its officers and directors (filed as Exhibit 10.7 to Amendment No. 3 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2010 and incorporated by reference herein).

10.8+
Asset Purchase Agreement, dated June 30, 2010, by and among Direct IME Corp., ExamWorks Group, Inc., Direct IME, Direct IME Inc., Direct IME Occupational Therapy Services Inc., Eleanor Cumiskey and Greg Cumiskey (filed as Exhibit 10.8 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.9+
Asset Purchase Agreement, dated June 30, 2010, by and among SOMA Medical Assessments Corp., ExamWorks Group, Inc., SOMA Medical Assessments Inc., 1495929 Ontario Inc. and Troy Cumiskey (filed as Exhibit 10.9 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.10
Monitoring Fee Agreement, dated July 14, 2008, by and between ExamWorks, Inc. and Compass Partners, L.L.C. (“Monitoring Fee Agreement”) (filed as Exhibit 10.10 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.11
Letter Agreement Re: Monitoring Fee Agreement, dated May 29, 2009 (filed as Exhibit 10.11 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.12
Amendment to Monitoring Fee Agreement, dated January 7, 2010 (filed as Exhibit 10.12 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.13
Letters to RedRidge regarding engagement agreement and increases to the Company’s existing credit (filed as Exhibit 10.13 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.14
Form of due diligence letter with RedRidge (filed as Exhibit 10.14 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.15++
Consulting Agreement, dated July 14, 2008, by and between CFO Medical Services, Inc. and Edward M. Decter, M.D. (filed as Exhibit 10.15 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.16++
Consulting Agreement, dated July 14, 2008, by and between CFO Medical Services, Inc. and Steven G. Robbins, M.D. (filed as Exhibit 10.16 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.17++
Administrative Services and Support Agreement, dated July 14, 2008, by and between CFO Medical Services, Inc. and Edward M. Decter, M.D. (filed as Exhibit 10.17 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.18++
Administrative Services and Support Agreement, dated July 14, 2008, by and between CFO Medical Services, Inc. and Steven G. Robbins, M.D. (filed as Exhibit 10.18 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.19
Credit Agreement, dated as of October 11, 2010, among ExamWorks Group, Inc., a Delaware corporation, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., in its capacity as administrative agent (filed as Exhibit 10.19 to Amendment No. 2 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 13, 2010 and incorporated by reference herein).

10.20
Stock Purchase Agreement dated as of January 11, 2011, by and among ExamWorks Group, Inc., ExamWorks, Inc., MES Group, Inc., George C. Turek and the minority shareholders of MES Group, Inc. set forth therein (filed as Exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission on January 13, 2011 and incorporated by reference herein).

21.1	List of subsidiaries of the Registrant
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

+ Confidential treatment was granted for certain portions which are omitted in the copy of the exhibit electronically filed with the SEC.  The omitted information was filed separately with the SEC pursuant to our application for confidential treatment.
++ Denotes management contract or compensatory plan or arrangement.

SCHEDULE II
EXAMWORKS GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Charged to
	Begininng	Costs and			Ending
	Balance	Expenses	Deductions	Acquisitions	Balance

Year ended December 31, 2008
Allowance for doubtful accounts	$—	322	(127)	106	$301
Deferred income tax valuation allowance	$85	—	(85)	—	$—

Year ended December 31, 2009
Allowance for doubtful accounts	$301	226	(208)	113	$432
Deferred income tax valuation allowance	$—	—	—	—	$—

Year ended December 31, 2010
Allowance for doubtful accounts	$432	173	(109)	319	$815
Deferred income tax valuation allowance	$—	—	—	—	$—

All financial statement schedules not listed are omitted because they are inapplicable or the requested information is shown in the financial statements of the Registrant or in the related notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2010 to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of March 2011.

EXAMWORKS GROUP, INC.

By:	/s/ J. Miguel Fernandez de Castro
J. Miguel Fernandez de Castro
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Perlman	Chairman of the Board and Director	March 11, 2011

Richard E. Perlman

/s/ James K. Price	Chief Executive Officer, and	March 11, 2011
James K. Price	Director (Principal Executive Officer)

/s/ J. Miguel Fernandez de Castro	Senior Vice President and Chief Financial	March 11, 2011
J. Miguel Fernandez de Castro	Officer (Principal Financial and
Accounting Officer)

/s/ Peter B. Bach	Director	March 11, 2011
Peter B. Bach

/s/ Peter M. Graham	Director	March 11, 2011
Peter M. Graham

/s/ J. Thomas Presby	Director	March 11, 2011
J. Thomas Presby

/s/ William A. Shutzer	Director	March 11, 2011
William A. Shutzer

/s/ David B. Zenoff	Director	March 11, 2011
David B. Zenoff

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ExamWorks Group, Inc.:

We have audited the accompanying consolidated balance sheets of ExamWorks Group, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule included in Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly , in all material respects, the information set forth therein.

/s/ KPMG LLP

Atlanta, Georgia

March 11, 2011

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2009	2010
Assets
Current assets:
Cash and cash equivalents	$1,499	$33,624
Accounts receivable, net	8,506	38,638
Other receivables	57	33
Prepaid expenses	793	2,175
Deferred tax assets	642	68
Other current assets	—	42
Total current assets	11,497	74,580

Equipment and leasehold improvements, net	1,972	4,870
Goodwill	32,395	90,582
Intangible assets, net	26,902	66,914
Deferred tax assets, noncurrent	1,948	7,669
Deferred financing costs, net	1,680	4,176
Other assets	153	271
Total assets	$76,547	$249,062

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$6,819	$19,999
Accrued expenses	2,057	9,414
Deferred revenue	64	272
Due to related parties	4,936	—
Current portion of long-term debt	3,263	—
Current portion of subordinated unsecured notes payable	1,565	2,312
Current portion of contingent earnout obligation	442	2,478
Other current liabilities	1,725	3,105
Total current liabilities	20,871	37,580

Revolving line of credit and discount facility	600	4,998
Long-term debt, less current portion	29,371	—
Long-term subordinated unsecured notes payable, less current portion	3,552	2,546
Long-term contingent earnout obligation, less current portion	500	2,032
Other long-term liabilities	1,253	1,666
Total liabilities	56,147	48,822
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 50,000,000 shares; no shares issued and outstanding at December 31, 2009 and 2010	—	—
Common stock, $0.0001 par value. Authorized 250,000,000 shares; issued and outstanding 12,356,942 and 32,216,104 shares at December 31, 2009 and 2010, respectively	—	3
Additional paid-in capital	27,202	211,861
Accumulated other comprehensive income	—	1,216
Accumulated deficit	(6,802)	(12,840)
Total stockholders’ equity	20,400	200,240
Total liabilities and stockholders’ equity	$76,547	$249,062

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	For the years ended December 31,
	2008	2009	2010

Revenues	$14,694	$49,634	$163,511
Costs and expenses:
Cost of revenues	9,828	32,026	103,606
Selling, general and administrative expenses	4,610	15,811	37,689
Depreciation and amortization	2,392	6,889	19,505
Total costs and expenses	16,830	54,726	160,800
Income (loss) from operations	(2,136)	(5,092)	2,711
Interest and other expenses, net:
Interest expense, net	515	1,807	8,178
Loss on early extinguishment of debt	—	461	3,169
Loss (gain) on interest rate swap	955	(343)	42
Realized foreign currency gain	—	—	(156)
Total interest and other expenses, net	1,470	1,925	11,233
Loss before income taxes	(3,606)	(7,017)	(8,522)
Income tax benefit	(1,434)	(2,613)	(2,484)
Net loss	$(2,172)	$(4,404)	$(6,038)

Per share data:
Net loss per share:
Basic and diluted	$(0.44)	$(0.42)	$(0.33)

Weighted average number of common shares outstanding:
Basic and diluted	4,895,962	10,479,155	18,500,859

Comprehensive Loss:
Net loss	$(2,172)	$(4,404)	$(6,038)
Foreign currency translation adjustments	—	—	1,216
Total comprehensive loss	$(2,172)	$(4,404)	$(4,822)

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Series A convertible preferred stock				Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
			Common stock
	Shares	Amount	Shares	Amount
Balances at January 1, 2008	—	$—	308,466	$—	$481	$—	$(226)	$255
Issuance of common stock, net of related costs, for cash	—	—	5,860,854	—	11,520	—	—	11,520
Issuance of common stock for acquisitions	—	—	3,853,840	—	10,819	—	—	10,819
Share-based compensation	—	—	—	—	101	—	—	101
Net loss	—	—	—	—	—	—	(2,172)	(2,172)
Balances at December 31, 2008	—	—	10,023,160	—	22,921	—	(2,398)	20,523
Issuance of common stock, net of related costs, for cash	—	—	210,204	—	560	—	—	560
Issuance of common stock for acquisitions	—	—	2,123,578	—	3,503	—	—	3,503
Share-based compensation	—	—	—	—	218	—	—	218
Net loss	—	—	—	—	—	—	(4,404)	(4,404)
Balances at December 31, 2009	—	—	12,356,942	—	27,202	—	(6,802)	20,400
Issuance of preferred stock, net of related costs, for cash	4,975,180	33,000	—	—	(579)	—	—	32,421
Issuance of common stock in exchange for preferred stock	(4,975,180)	(33,000)	4,975,180	1	33,000	—	—	1
Issuance of common stock in public offering, net of issuance costs	—	—	9,290,114	1	133,694	—		133,695
Issuance of common stock, net of related costs, for cash and services	—	—	1,464,392	—	2,966	—	—	2,966
Issuance of common stock, net of related costs, for termination of agreement	—	—	739,506	—	1,434	—	—	1,434
Issuance of common stock, net of related costs, to settle earnout obligations	—	—	103,947	—	576	—	—	576
Issuance of common stock for acquisitions	—	—	3,035,851	1	10,075	—	—	10,076
Issuance of common stock for the exercise of options and warrants	—	—	199,699	—	703	—	—	703
Issuance of common stock for board services	—	—	50,473	—	—	—	—	—
Share-based compensation	—	—	—	—	1,816	—	—	1,816
Excess tax benefit on share-based compensation	—	—	—	—	974	—	—	974
Net loss	—	—	—	—	—	—	(6,038)	(6,038)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	1,216	—	1,216
Balances at December 31, 2010	—	$—	32,216,104	$3	$211,861	$1,216	$(12,840)	$200,240

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2008	2009	2010
Operating activities:
Net loss	$(2,172)	$(4,404)	$(6,038)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss (gain) on interest rate swap	955	(343)	42
Depreciation and amortization	2,392	6,889	19,505
Amortization of deferred rent	101	71	(61)
Share-based compensation	101	218	1,816
Provision for doubtful accounts	322	226	173
Amortization of deferred financing costs	53	132	872
Loss on early extinguishment of debt	—	461	3,169
Deferred income taxes	(1,450)	(2,723)	(5,406)
Other	—	10	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(173)	(1,100)	(2,098)
Prepaid expenses and other current assets	100	141	560
Accounts payable and accrued expenses	(596)	2,982	4,972
Deferred revenue and customer deposits	78	(270)	(917)
Due to related parties and other current liabilities	—	1,887	1,714
Net cash (used in) provided by operating activities	(289)	4,177	18,303
Investing activities:
Cash paid for acquisitions, net	(22,731)	(25,707)	(115,225)
Purchases of equipment and leasehold improvements	(358)	(1,559)	(1,730)
Working capital and other settlements for acquisitions	—	1,482	418
Other	(84)	9	—
Net cash used in investing activities	(23,173)	(25,775)	(116,537)
Financing activities:
Issuance of preferred stock, net	—	—	32,421
Issuance of common stock, net	11,519	560	136,660
Proceeds from the exercise of options and warrants	—	—	703
Excess tax benefit related to share-based compensation	—	—	974
Borrowings under credit facility	12,390	40,134	67,315
Borrowings (repayments) under revolving line of credit and discount facility	1,500	(900)	4,397
Payments under credit facility	(651)	(19,238)	(99,950)
Payment of deferred financing costs	(509)	(1,817)	(6,534)
Repayment of subordinated unsecured notes payable	—	(345)	(2,167)
Advances (repayments) from related parties	—	3,500	(3,500)
Net cash provided by financing activities	24,249	21,894	130,319
Exchange rate impact on cash and cash equivalents	—	—	40
Net increase in cash and cash equivalents	787	296	32,125
Cash and cash equivalents, beginning of year	416	1,203	1,499
Cash and cash equivalents, end of year	$1,203	$1,499	$33,624

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for acquisitions	$10,819	$3,503	$10,075
Issuance of subordinated unsecured notes payable for acquisitions	—	5,512	1,747
Issuance of deferred payments for acquisitions	—	389	—
Issuance of common stock to settle earnout obligations	—	—	576
Isssuance of common stock for termination of agreement	—	—	1,434

Supplemental disclosures of cash flow information:
Cash paid for interest	457	1,332	4,994
Cash paid for income taxes	—	207	231

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008, 2009 and 2010

(1)           Nature of Operations and Basis of Presentation

ExamWorks Group, Inc. is a leading provider of independent medical examinations (IMEs), peer and bill reviews and related services (IME services or the IME industry). ExamWorks, Inc. was incorporated as a Delaware corporation on April 27, 2007. In 2008, ExamWorks, Inc. acquired three companies operating in the independent medical examination (IME) industry. In 2009, ExamWorks, Inc. acquired 11 other IME companies, including a provider of software solutions to the IME industry. In 2010, ExamWorks, Inc. acquired 14 additional IME companies. As of December 31, 2010, ExamWorks, Inc. operates out of 27 service centers serving all 50 United States, Canada and the United Kingdom. In June 2010, ExamWorks, Inc. effected a corporate reorganization creating a holding company, ExamWorks Group, Inc., with ExamWorks, Inc. becoming a wholly-owned subsidiary of ExamWorks Group, Inc. (ExamWorks or the Company). The consolidated financial statements include the accounts of ExamWorks and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

(2)           Summary of Significant Accounting Policies

(a)           Stock Split

On October 12, 2010, the Board of Directors approved an amended and restated certificate of incorporation that effected a stock split of every 1 outstanding shares of preferred stock and common stock into 5.1411 shares of preferred stock or common stock, respectively. The par value of the common and convertible preferred stock was not adjusted as a result of the stock split. All issued and outstanding common stock, convertible preferred stock, warrants and options for common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this stock split for all periods presented. The Board of Directors also approved an increase in the authorized capital to 250.0 million shares of common stock and 50.0 million shares of preferred stock.

(b)           Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on certain assumptions which they believe are reasonable in the circumstances and actual results could differ from those estimates. The more significant estimates reflected in these consolidated financial statements include the valuation of equity issued, purchase price allocations, useful lives of intangible assets, potential impairment of goodwill and intangible assets, the allowance for doubtful accounts and the valuation of share-based compensation and derivative instruments.

(c)           Foreign Currencies

Assets and liabilities recorded in foreign currencies are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to other comprehensive income.

(d)           Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2009 and 2010.

(e)           Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts owed to the Company for services provided in the normal course of business and are reported net of allowance for doubtful accounts, which amounted to $432,000 and $815,000 million as of December 31, 2009 and 2010, respectively. Generally, no collateral is received from customers and additions to the allowance are based on ongoing credit evaluations of customers with general credit experience being within the range of management’s expectations. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off.

(f)           Concentrations of Credit Risk

The Company routinely assesses the financial strength of its customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. For the years ended December 31, 2008 and 2009, 18% and 11% respectively, of total revenues were associated with one customer. For the year ended December 31, 2010, no individual customer accounted for more than 10% of revenues.  At December 31, 2009 and 2010, there was no individual customer that accounted for greater than 10% of the accounts receivable balance.

As of December 31, 2010, we had cash and cash equivalents totaling approximately $33.6 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $31.2 million were held in the US. Therefore, the U.S. amounts are insured in full through June 30, 2012 against bank failure under the Federal Deposit Insurance Corporation Temporary Liquidity Guarantee Program.

(g)           Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets and accelerated methods for income tax purposes. Leasehold improvements are amortized over the lesser of their expected useful life or the remaining lease term. Maintenance and repair costs are expensed as incurred.

(h)           Long-Lived Assets

In accordance with Impairment or Disposal of Long-Lived Assets, Subsections of Financial Accounting Standards Board (FASB) ASC Subtopic 360-10 (ASC 360), Property, Plant, and Equipment — Overall, long-lived assets, such as equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. At December 31, 2009 and 2010, no impairment was noted.

(i)           Goodwill and Other Intangible Assets

Goodwill is an asset representing the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is reviewed for impairment at least annually in accordance with the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other (ASC 350). The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

The Company performed its annual impairment review of goodwill in October 2010 and it was determined that the carrying amount of goodwill was not impaired and there have been no subsequent developments that would indicate impairment exists as of December 31, 2010. The goodwill impairment review will continue to be performed annually or more frequently if facts and circumstances warrant a review.

ASC 350 also requires that intangible assets with definite lives be amortized over their estimated useful lives. Currently, customer relationships, trade names, covenants not-to-compete and technology are amortized using the straight-line method over estimated useful lives.

(j)           Deferred Financing Costs

Deferred financing costs totaling $1.7 million were incurred in December 2009 in connection with the Fifth Third Credit Facility (see note 10) and were to be amortized to interest expense over the three-year term of the facility using the straight-line method, which approximates the effective interest method. The Company’s previous credit facility was repaid in December 2009 with proceeds from the Fifth Third Credit Facility. In connection with this early retirement of debt, the Company recognized debt extinguishment costs of approximately $461,000 in 2009 for the unamortized portion of the loan costs. The debt extinguishment costs were recorded as other interest expense in accordance with ASC Topic 470, Debt (ASC 470). In the first ten months of 2010, an additional $2.1 million of deferred financing costs were incurred as the Company expanded its borrowing availability under the Fifth Third Credit Facility (see note 10).  The Fifth Third Credit facility was repaid in November 2010 with proceeds generated from the IPO.  In connection with this early retirement of debt, the Company recognized debt extinguishment costs of approximately $3.2 million in 2010 for the unamortized portion of the loan costs.  In November 2010, the Company entered in to a new senior revolving credit facility with Bank of America N.A. (see note 10) and incurred deferred financing costs of $4.4 million through December 31, 2010 which will be amortized to interest expense over the three-year term of the facility using the straight-line method which approximates the effective interest method.

For the years ended December 31, 2008, 2009 and 2010 the Company amortized $53,000, $132,000 and $872,000 to interest expense, respectively.

(k)           Deferred Rents

The Company entered into various leases for buildings that have certain escalation clauses or other features which require rental expense to be recognized on a straight-line basis over the life of the lease. At December 31, 2009 and 2010, the deferred rent balance was $493,000 and $681,000, respectively, and is included in other current and long-term liabilities in the accompanying consolidated balance sheets.

(l)           Revenue Recognition

Revenue related to IMEs, peer reviews, bill reviews and administrative support services is recognized at the time services have been performed and the report is shipped to the end user. The Company believes that recognizing revenue at the time the report is shipped is appropriate because the Company’s revenue policies meet the following four criteria in accordance with ASC 605-10-S25, Revenue Recognition: Overall, (i) persuasive evidence that arrangement exists, (ii) shipment has occurred, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured.

Revenue related to other IME services, including litigation support services and medical record retrieval services, where no report is generated, is recognized at the time the service is performed. The Company believes that recognizing revenue at the time the service is performed is appropriate because the Company’s revenue policies meet the following four criteria in accordance with ASC 605-10-S25, (i) persuasive evidence that arrangement exists, (ii) services have been rendered, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured.

Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

(m)           Costs of Revenues

Costs of revenues are comprised of fees paid to members of the Company’s medical panel; other direct costs including transcription, film and medical record obtainment and transportation; and other indirect costs including labor and overhead related to the generation of revenues.

(n)           Shipping and Handling Costs

Shipping and handling charges billed to customers are recorded as revenue; the corresponding costs are included in costs of revenues.

(o)           Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred and amounted to $137,000, $448,000 and $1.2 million for the years ended December 31, 2008, 2009 and 2010, respectively.

(p)           Accounting for Leases

The Company leases office and warehouse space under operating lease agreements with original lease periods of up to 7.5 years. Certain of the lease agreements contain renewal and rent escalation provisions. Rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the lease property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term. Landlord allowances for improvements to leaseholds are included in property and equipment and offset by a corresponding deferred rent credit. The Company amortizes the leasehold improvements over the shorter of the life of the improvements or the life of the lease. The deferred rent credit is included in other liabilities (current and long term) in the accompanying consolidated balance sheets and will be amortized as a reduction of rent expense over the term of the applicable lease.

(q)           Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (included in FASB ASC Subtopic 740-10, Income Taxes — Overall), as of January 1, 2009, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FASB Interpretation No. 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense.

(r)           Loss Per Common Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per common share is calculated by dividing net loss, adjusted on an “as if converted” basis, by the weighted-average number of actual shares outstanding and, when dilutive, the share equivalents that would arise from the assumed conversion of convertible instruments.  The effect of potentially dilutive stock options and warrants is calculated using the treasury stock method.

For the year ended December 31, 2008, the potentially dilutive securities include options exercisable into 817,000 shares of common stock.  For the year ended December 31, 2009, the potentially dilutive securities include options exercisable into 1.3 million shares of common stock and 219,000 shares of common stock issuable to settle the equity component of an earnout obligation.  For the year ended December 31, 2010, the potentially dilutive securities include options and warrants exercisable into 5.5 million shares of common stock, 113,000 shares of common stock issuable to settle the equity component of an earnout obligation, and 135,000 shares of common stock issuable, at the holder’s option, to settle a subordinated unsecured note.

For the years ended December 31, 2008, 2009 and 2010, all of the potentially dilutive securities were excluded from the calculation of shares applicable to loss per share, because their inclusion would have been anti-dilutive.

(s)           Share-Based Compensation

The Company has an Amended and Restated 2008 Stock Incentive Plan (the Plan) that provides for granting of options. The Company accounts for share-based awards in accordance with ASC Topic 718, Compensation — Stock Compensation (ASC 718). ASC 718 requires measurement of compensation cost for all share-based awards at fair value on the grant date (or measurement date if different) and recognition of compensation expense, net of forfeitures, over the requisite service period for awards expected to vest.

The fair value of stock option grants is determined using the Black-Scholes valuation model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in these employee stock options. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of its share-based awards. The Company’s expected volatility assumptions are based on the Company’s peer group average implied volatility. Expected life assumptions are based upon the average of the “simplified” method as described in Securities and Exchange Commission Staff Accounting Bulletin No. 107, which is the midpoint between the vesting date and the end of the contractual term, and the contractual term of the option, in accordance with ASC 718, which states that if no amount within the range is more or less likely than any other amount, an average of the range (its expected value) should be used for those options issued significantly out-of-the-money, or the “simplified” method for those options issued in the fourth quarter of 2010 which were determined to be issued approximately at-the-money. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The assumptions utilized for stock option grants during 2008, 2009 and 2010 were as follows:

	2008	2009	2010
Volatility	39.73%	45.06 – 47.87%	40.08 – 44.31%
Expected life (years)	8.00	8.00	6.50 – 8.00
Risk-free interest rate	3.35%	2.64 – 3.30%	1.62 – 3.53%
Dividend yield	—	—	—
Fair value	$0.78	$0.66 – 1.02	$0.63 – 4.32

In 2008, 2009 and 2010, the Company issued 820,458, 772,239 and 4,172,687, respectively, stock option awards to employees and restricted stock units to non-employee directors. The weighted average fair value of each stock option was $0.78, $0.79 and $2.06 per option, respectively, and the aggregate fair value was $645,000, $614,000 and $8.6 million, respectively. The majority of these awards vest over a three-year period, with the remaining awards vesting 50% over the earlier of 18 months or the initial public offering (IPO), a period of 7 months, and 50% over a 12 month period following the IPO, provided the individual remains in the employment of the Company as of the vesting date. Additionally, all these options could vest earlier in the event of a change in control or merger or other acquisition and 1,810,166 of these options could vest earlier in the event of an IPO. In the fourth quarter of 2010, in conjunction with the completed IPO, the Company accelerated the vesting on all eligible outstanding stock options and recorded an additional $694,000 in share-based compensation expense related to the change in vesting term. Share-based compensation expense related to the awards was $101,000, $218,000 and $1.7 million for the years ended December 31, 2008, 2009 and 2010, respectively. At December 31, 2009 and 2010, the unrecognized compensation expense related to stock option grants was $751,000 and $7.3 million, respectively, with a remaining weighted average life of 2.0 and 2.1 years, respectively.

A summary of option activity for the years ended December 31, 2008, 2009 and 2010 follows:

		Weighted
	Number of	average
	options	price

Balance at January 1, 2008	—	$—
Options granted	820,458	2.80
Options forfeited	(3,342)	2.80
Options exercised	—	—
Balance at December 31, 2008	817,116	2.80
Options granted	772,239	3.20
Options forfeited	(265,573)	2.89
Options exercised	—	—
Balance at December 31, 2009	1,323,782	3.02
Options granted	4,172,687	8.45
Options forfeited	(242,633)	6.88
Options exercised	(195,311)	3.50
Balance at December 31, 2010	5,058,525	$7.29

The total intrinsic value of stock options exercised in 2010 was approximately $2.4 million. There were no option exercises in 2008 or 2009. There were no options exercisable as of December 31, 2008, 234,845 options exercisable as of December 31, 2009 with an exercise price of $2.81 and 1,795,615 options exercisable as of December 31, 2010 with a weighted average exercise price of $4.19.

During the year ended December 31, 2010, the Company issued 50,475 restricted stock units to certain non-employee members of the board of directors and 24,934 restricted stock units to certain employees and outside consultants. These restricted stock units had a weighted average fair value of $7.15 per unit and the aggregate fair value was $539,000.  The fair value of these awards was based upon an estimate of fair value or the market price of the underlying common stock as of the date of the grant for those issued following the IPO. These awards vest over a one-, two- or three-year period provided the individual remains in the service of the Company as of the vesting date. Additionally, these shares could vest earlier in the event of a change in control or merger or other acquisition. Of these restricted shares, 50,475 have been issued and the remainder will be issued at the date of vesting. For the year ended December 31, 2010, share-based compensation expense related to these awards was $145,000. At December 31, 2010, the unrecognized compensation expense related the restricted stock awards is $394,000 with a remaining weighted average life of 0.93 years.

(t)           Fair Value Measurements

In September 2006, the FASB issued authoritative guidance codified as ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value in U.S.  generally accepted accounting principles and expands disclosure about fair value measurements. ASC 820 is effective for interim reporting periods in fiscal years beginning after November 15, 2007. The Company adopted the applicable provisions of ASC 820 effective January 1, 2008.

ASC Topic 825, Financial Instruments (ASC 825), delayed the effective date of the application of ASC 820 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Nonrecurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of ASC 820 primarily include those measured at fair value in goodwill and long-lived asset impairment testing, those initially measured at fair value in a business combination, and nonfinancial liabilities for exit or disposal activities.

ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into the following levels:

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterpart credit risk in its assessment of fair value.

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3 – Unobservable inputs based on the company’s own assumptions.

The Company’s financial liabilities, which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy at December 31, 2009 and 2010, and are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2009:
Financial liabilities:
Interest rate swap	$—	$612	$—	$612

Contingent consideration	—	—	2,630	2,630

As of December 31, 2010
Financial liabilities:
Interest rate swap	—	654	—	654

Contingent consideration	—	—	6,202	6,202

The fair value of the interest rate swap is determined using observable market inputs, such as current interest rates, and considers nonperformance risk of the Company and that of its counterparties.

The contingent consideration relates to earnout provisions recorded in conjunction with certain acquisitions completed in 2009 and 2010 (see note 3).

In February 2007, the FASB issued authoritative guidance codified as ASC 825, which permits entities to choose to measure many financial instruments and certain other items at fair value. This provision of ASC 825 is effective for fiscal years beginning after November 15, 2007. As the Company did not elect the fair value option, the adoption of this provision of ASC 825 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows for the years ended December 31, 2008, 2009 and 2010.

(u)           Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under GAAP are recorded as a component of stockholders’ equity but are excluded from net loss. The Company’s other comprehensive income consists of foreign currency translation adjustments from those business units not using the U.S. dollar as their functional currency.

(v)           Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2006, the FASB issued authoritative guidance codified as ASC Topic 740, Income Taxes (ASC 740) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. ASC 740 deferred adoption for most nonpublic enterprises to annual periods beginning after December 15, 2008. The Company, pursuant to ASC 740, elected to defer its application until its required effective date of January 1, 2009. The Company’s policy for evaluating uncertain tax positions prior to the adoption of ASC 740 has been to provide for income taxes based on positions taken on the Company’s tax return with valuation allowances established for uncertain positions based on the guidance established by ASC Topic 450, Contingencies. The Company adopted the provisions of ASC 740 effective January 1, 2009 and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows for the years ended December 31, 2009 and 2010.

In December 2007, the FASB issued authoritative guidance codified as ASC Topic 805, Business Combinations (ASC 805). ASC 805 changes accounting for business combinations through a requirement to recognize 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity. Other requirements include capitalization of acquired in-process research and development assets, expensing, as incurred, acquisition-related transaction costs and capitalizing restructuring charges as part of the acquisition only if requirements of ASC 420, Exit or Disposal Cost Obligations, are met. ASC 805 is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted ASC 805 effective January 1, 2009 and applied the principles contained in this standard to all acquisitions that were completed in 2009. The Company’s consolidated financial position, results of operations and cash flows for the years ended December 31, 2009 and 2010 reflect the adoption of ASC 805.

In March 2008, the FASB issued authoritative guidance codified as ASC Topic 815, Derivatives and Hedging (ASC 815). ASC 815 requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, results of operations, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted ASC 815 effective January 1, 2009 and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows for the years ended December 31, 2009 and 2010.

In April 2008, the FASB issued authoritative guidance codified as ASC 350 which is effective for all fiscal years and interim periods beginning after December 15, 2008. Early adoption of the provisions of ASC 350 is not permitted. ASC 350 requires additional footnote disclosures about the impact of the Company’s ability or intent to renew or extend agreements related to existing intangibles or expected future cash flows from those intangibles, how the Company accounts for costs incurred to renew or extend such agreements, the time until the next renewal or extension period by asset class, and the amount of renewal or extension costs capitalized, if any. For any intangibles acquired after January 1, 2009, ASC 350 requires that the Company consider its experience regarding renewal and extensions of similar arrangements in determining the useful life. If the Company does not have experience with similar arrangements, ASC 350 requires that the Company use the assumptions of a market participant putting the intangible to its highest and best use in determining the useful life. The Company adopted the provisions of ASC 350 effective January 1, 2009 and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows for the years ended December 31, 2009 and 2010.

In May 2009, the FASB issued authoritative guidance codified as ASC Topic 855, Subsequent Events (ASC 855). ASC 855 requires that an entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. ASC 855 defines two types of subsequent events: “recognized subsequent events” and “nonrecognized subsequent events.” Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements. Nonrecognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. The Company adopted the provisions of ASC 855 for the years ended December 31, 2009 and 2010. The adoption of the provisions of ASC 855 did not have a material effect on the Company’s consolidated financial condition, results of operations and cash flows.

In June 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Principles: a Brief History (ASC 105). ASC 105 will supersede existing non-SEC accounting and reporting standards. The codification will not change GAAP but will rather organize it into a new hierarchy with two levels: authoritative and nonauthoritative. All authoritative GAAP will carry equal weight and be organized in a topical structure. ASC 105 is effective for interim and annual reporting periods ending after September 15, 2009. The Company adopted the provisions of ASC 105 for the years ended December 31, 2009 and 2010. The adoption of the provisions of ASC 105 did not have a material effect on the Company’s consolidated financial condition, results of operations and cash flows.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosure. This update provides amendments to Codification topic, Fair Value Measurements and Disclosures, which require new disclosures about transfers in and out of Levels 1 and 2 and the reasons for the transfers as well as reconciliation for fair value measurements using significant unobservable inputs (Level 3). The update is effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of this update did not have a material impact on the Company’s consolidated financial condition, results of operations and cash flows.

Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB ASU 2009-13 (ASU 2009-13), addressing revenue arrangements with multiple deliverables. The new guidance establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, requires the allocation of arrangement consideration to all deliverables using the relative selling price method, and significantly expands disclosure requirements. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of the ASU 2009-13 to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

(3)           Acquisitions

ExamWorks operates in a highly fragmented industry and has completed numerous acquisitions since July 14, 2008. A key component of ExamWorks’ acquisition strategy is growth through acquisitions that expand its geographic coverage, that provide new or complementary lines of business, expand its portfolio of services and that increase its market share.

The Company has accounted for all business combinations using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The Company recorded, based on a preliminary purchase price allocation, intangible assets representing client relationships, tradenames, covenants not to compete, and technology and the excess of purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed and the separately recognized intangible assets has been recorded as goodwill in the accompanying consolidated financial statements. The goodwill is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence. The results of operations are reflected in the consolidated financial statements of the Company from the date of acquisition.

(a)           2008 Acquisitions

On July 14, 2008, ExamWorks completed the acquisitions of CFO Medical Services, Inc., Crossland Medical Review Services, Inc., Southwest Medical Exam Services, Inc., Diagnostic Imaging Institute, Inc., Pacific Billing Services, Inc. and Southwest Medical Exam Services of Louisiana, LLC enabling the Company to provide IME services in the New Jersey, New York and Texas areas.

CFO Medical Services Acquisition

On July 14, 2008, CFO Medical Services, Inc. (CFO) merged into a wholly-owned subsidiary of ExamWorks for $13.6 million, comprised of $7.1 million cash consideration including transaction costs of $220,000 less cash acquired of $335,000, and 2,351,004 shares of the Company’s common stock with an estimated fair value of $6.6 million. The CFO acquisition enabled the Company to commence its operations in New Jersey.

The final allocation of consideration for the CFO acquisition is summarized as follows (in thousands):

	Preliminary		Final
	purchase price		purchase price
	allocation		allocation
	December 31,	Adjustments/	December 31,
	2008	reclassifications	2009
Equipment and leasehold improvements	$205	$—	$205
Customer relationships	3,170	—	3,170
Tradename	933	—	933
Covenants not to compete	129	—	129
Technology	211	—	211
Goodwill	8,964	(249)	8,715
Assets acquired and liabilities assumed, net	273	(35)	238
Totals	$13,885	$(284)	$13,601

In 2009, the Company finalized the working capital adjustment resulting in a decrease to total consideration paid of $284,000. The goodwill and other intangible assets resulting from the CFO acquisition are expected to be deductible for tax purposes.

Crossland Medical Review Services Acquisition

On July 14, 2008, ExamWorks acquired 100% of the outstanding common stock of Crossland Medical Review Services, Inc. (Crossland) for $6.2 million, comprised of $5.7 million cash consideration including transaction costs of $98,000 less cash acquired of $557,000, and 356,211 shares of the Company’s common stock with an estimated fair value of $1.0 million. The Crossland acquisition enabled the Company to expand operations in New York.

The final allocation of consideration for the Crossland acquisition is summarized as follows (in thousands):

	Preliminary		Final
	purchase price		purchase price
	allocation		allocation
	December 31,	Adjustments/	December 31,
	2008	reclassifications	2009
Equipment and leasehold improvements	$121	$—	$121
Customer relationships	2,890	—	2,890
Tradename	953	—	953
Covenants not to compete	112	—	112
Technology	157	—	157
Goodwill	4,322	(194)	4,128
Deferred tax liability associated with step-up in book basis	(1,527)	—	(1,527)
Assets acquired and liabilities assumed, net	(615)	30	(585)
Totals	$6,413	$(164)	$6,249

In 2009, the Company finalized the working capital adjustment resulting in a decrease to total consideration paid of $164,000. The goodwill and other intangible assets resulting from the Crossland acquisition are not expected to be deductible for tax purposes.

Southwest Medical Examination Services Acquisitions

On July 14, 2008, ExamWorks acquired 100% of the outstanding common stock of Southwest Medical Examination Services, Inc., Diagnostic Imaging Institute, Inc., Pacific Billing Services, Inc. and Southwest Medical Exam Services of Louisiana, LLC (collectively known as the Southwest Medical acquisition) for $12.2 million, comprised of $9.1 million cash consideration including transactions costs of $171,000 less cash acquired of $260,000, and 1,146,625 shares of the Company’s common stock with an estimated fair value of $3.2 million. The Southwest Medical acquisition enabled the Company to expand operations in Texas.

The final allocation of consideration for the Southwest Medical acquisition is summarized as follows (in thousands):

	Preliminary		Final
	purchase price		purchase price
	allocation		allocation
	December 31,	Adjustments/	December 31,
	2008	reclassifications	2009
Equipment and leasehold improvements	$221	$—	$221
Customer relationships	5,370	—	5,370
Tradename	845	—	845
Covenants not to compete	190	—	190
Technology	106	—	106
Goodwill	6,674	(1,084)	5,590
Assets acquired and liabilities assumed, net	(154)	50	(104)
Totals	$13,252	$(1,034)	$12,218

The purchase agreement required the sellers to make a tax election under Internal Revenue Code Section 338(h)(10) (338 election) effectively treating the transaction as an asset acquisition. The Company agreed to reimburse the sellers for the estimated incremental taxes owed as a result of this election and deposited $465,000 into escrow on the acquisition date recording this payment as purchase consideration paid in 2008. In 2009, the Company finalized the 338 election analysis and the working capital adjustment, resulting in a decrease in total consideration paid of $1.0 million. The goodwill and other intangible assets resulting from the Southwest Medical acquisition are expected to be deductible for tax purposes.

(b)           2009 Acquisitions

Abeton Acquisition

On December 31, 2009, ExamWorks acquired, in two separate transactions, substantially all of the assets and assumed certain liabilities of Abeton, Inc. and Medical Assurance Group, Inc., both subsidiaries of The Abeton Group (collectively, the Abeton acquisition), for aggregate consideration of $9.6 million, comprised of $7.0 million cash consideration, $2.4 million in seller debt, and 153,996 shares of the Company’s common stock with an estimated fair value of $254,000. In conjunction with the Abeton acquisition, the Company incurred transaction costs of $310,000 which are reported in selling, general and administrative expenses in the accompanying 2009 consolidated statement of operations. The Abeton acquisition enabled the Company to expand its operations in the Pacific Northwest and Southwest regions.

The final allocation of consideration for the Abeton acquisition is summarized as follows (in thousands):

	Preliminary purchase price allocation December 31, 2009	Adjustments/ reclassifications	Final purchase price allocation December 31, 2010
Equipment and leasehold improvements	$124	$—	$124
Customer relationships	3,525	—	3,525
Tradename	1,072	—	1,072
Covenants not to compete	46	—	46
Technology	99	—	99
Goodwill	4,340	13	4,353
Deferred tax asset associated with step-up in book basis	224	—	224
Assets acquired and liabilities assumed, net	224	(86)	138
Totals	$9,654	$(73)	$9,581

In 2010, the Company recorded an adjustment to working capital resulting in a decrease to total consideration paid of $73,000. The goodwill and other intangible assets resulting from the Abeton acquisition are expected to be deductible for tax purposes.

Other 2009 Acquisitions

Additionally, in 2009, the Company completed the following individually insignificant acquisitions, as defined in SEC Regulation S-X Rule 3-05, with an aggregate purchase price of $26.2 million, comprised of $19.1 million cash consideration less cash acquired of $443,000, 1,613,998 shares of the Company’s common stock with an estimated fair value of $2.7 million, $2.0 million of seller debt in the form of subordinated unsecured notes payable, $389,000 of deferred payments, and $2.3 million of contingent consideration. In conjunction with the other 2009 acquisitions, the Company incurred transaction costs of $1.1 million, which are reported in selling, general and administrative expenses in the accompanying 2009 consolidated statement of operations. These acquisitions expanded the Company’s geographic coverage and, to a lesser extent, enhanced its portfolio of services.

Company name	Form of acquisition	Date of acquisition
The Ricwel Corporation	100% of the outstanding common stock	April 17, 2009
Ricwel of West Virginia, LLC	100% of the membership interest	April 17, 2009
Marquis Medical Administrators, Inc.	100% of the outstanding common stock	May 21, 2009
Florida Medical Services, Inc.	100% of the outstanding common stock	May 21, 2009
IME Software Solutions, LLC	100% of the membership interest	July 7, 2009
Benchmark Medical Consultants, Inc.	100% of the outstanding common stock	August 4, 2009
The Evaluation Group, Inc.	Substantially all of the assets and assumed certain liabilities	August 14, 2009
MedNet I.M.S. Inc.	Substantially all of the assets and assumed certain liabilities	December 31, 2009
Qualmed Evaluations, LLC	Substantially all of the assets and assumed certain liabilities	December 31, 2009
IME operations of Dr. Chalal and Dr. Zeide	Substantially all of the assets and assumed certain liabilities	December 31, 2009

The final allocation of consideration for these acquisitions is summarized as follows (in thousands):

	Preliminary purchase price allocation December 31, 2009	Adjustments/ reclassifications	Final purchase price allocation December 31, 2010
Equipment and leasehold improvements	$258	$—	$258
Customer relationships	10,320	—	10,320
Tradename	3,043	—	3,043
Covenants not to compete	851	—	851
Technology	1,289	—	1,289
Goodwill	9,622	(316)	9,306
Net deferred tax (liability) asset associated with step-up in book basis	(280)	376	96
Assets acquired and liabilities assumed, net	1,008	40	1,048
Totals	$26,111	$100	$26,211

In 2010, the Company recorded an adjustment to working capital for one of the insignificant 2009 acquisitions resulting in an increase to total consideration paid of $100,000. Certain of these transactions contain earnout provisions based upon the achievement of certain revenue targets and profitability targets and payable annually over a two-year or a 4.75 year period. Based on estimates of expected cash payments and the probability of acquired businesses achieving certain results, the Company recorded $2.3 million of contingent consideration in conjunction with the preliminary purchase price allocation. The contingent consideration includes seller debt in the form of subordinated unsecured notes payable with an estimated fair value of $1.1 million, 355,584 shares of the Company’s common stock with an estimated fair value of $572,000, and deferred payments with an estimated fair value of $618,000. The seller debt and the shares of the Company’s stock are subject to clawback provisions in the event that certain revenue targets are not achieved over the earnout period. The deferred payments are payable annually over a two–year period, 50% payable in cash and 50% payable with the Company’s common stock. The fair value of the deferred payments are adjusted quarterly based primarily on the movement in the fair value of the Company’s common stock to be issued with the change being recorded as other (income) expense in the accompanying consolidated statements of operations. For the years ended December 31, 2009 and 2010, the Company recorded additional contingent consideration of $300,000 and $2.3 million, respectively, resulting primarily from the change in the value of the earnout. As of December 31, 2009 and 2010, the range of outcomes and the assumptions used to develop the estimate have not changed. Goodwill of $5.2 million and other intangible assets of $9.9 million are expected to be deductible for tax purposes.

(c)           2010 Acquisitions

Metro Medical Acquisition

On March 26, 2010, ExamWorks acquired substantially all of the assets and assumed certain liabilities of Metro Medical Services, LLC (Metro Medical) for aggregate consideration of $13.5 million, comprised of $13.0 million cash consideration less cash acquired of $722,000 and 589,930 shares of the Company’s common stock with an estimated fair value of $1.3 million. In conjunction with the Metro Medical acquisition, the Company incurred transaction costs of $101,000 which are reported in selling, general and administrative expenses in the accompanying 2010 consolidated statement of operations. The Metro Medical acquisition enabled the Company to further expand its operations in the northeastern region of the United States.

The preliminary allocation of consideration for the Metro Medical acquisition is summarized as follows (in thousands):

Preliminary purchase price allocation December 31, 2010
Equipment and leasehold improvements	$186
Customer relationships	4,715
Tradename	1,458
Covenants not to compete	66
Technology	100
Goodwill	5,601
Deferred tax asset associated with step-up in book basis	680
Assets acquired and liabilities assumed, net	682
Totals	$13,488

The goodwill and other intangible assets resulting from the Metro Medical acquisition are expected to be deductible for tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change.  The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

Direct IME Acquisition

On June 30, 2010, ExamWorks acquired substantially all of the assets and assumed certain liabilities of Direct IME, A Partnership (Direct IME), for aggregate consideration of $13.6 million, comprised of $11.9 million cash consideration less cash acquired of $50,000, 507,606 shares of the Company’s common stock with an estimated fair value of $1.4 million and $351,000 of contingent consideration. The acquisition agreement contains a clawback provision whereby certain revenue and profitability targets must be met for a period of two years. The Company expects Direct IME to achieve the targeted levels. Additionally, the acquisition agreement contains contingent consideration in the form of an earnout provision based upon the achievement of certain revenue and profitability targets. Any contingent consideration is payable at the end of a two-year period. The fair value of the contingent consideration will be adjusted quarterly based primarily on variations in the expected performance of the acquired businesses with the change being recorded as other (income) expense in the accompanying consolidated statements of operations. For the year ended December 31, 2010, the Company recorded additional contingent consideration of $210,000 resulting primarily from the change in the value of the earnout. As of December 31, 2010, the range of outcomes and the assumptions used to develop the estimate have not changed. In conjunction with the Direct IME acquisition, the Company incurred transaction costs of $194,000 which are reported in selling, general and administrative expenses in the accompanying 2010 consolidated statement of operations. The Direct IME acquisition enabled the Company to expand operations into the Canadian market.

The preliminary allocation of consideration for the Direct IME acquisition is summarized as follows (in thousands):

Preliminary purchase price allocation December 31, 2010
Equipment and leasehold improvements	$34
Customer relationships	5,416
Tradename	720
Covenants not to compete	33
Technology	48
Goodwill	5,708
Deferred tax asset associated with step-up in book basis	815
Assets acquired and liabilities assumed, net	855
Totals	$13,629

The goodwill and other intangible assets resulting from the Direct IME acquisition are expected to be deductible for tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change.  The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

Verity Acquisition

On August 6, 2010, ExamWorks acquired substantially all of the assets and assumed certain liabilities of Verity Medical, Inc. (Verity Medical), for cash consideration of $14.0 million. In conjunction with the Verity Medical acquisition, the Company incurred transaction costs of $138,000 which are reported in selling, general and administrative expenses in the accompanying 2010 consolidated statement of operations. The Verity Medical acquisition enabled the Company to further expand its operations in the midwestern region of the United States.

The preliminary allocation of consideration for the Verity Medical acquisition is summarized as follows (in thousands):

Preliminary purchase price allocation December 31, 2010
Equipment and leasehold improvements	$46
Customer relationships	6,063
Tradename	1,036
Covenants not to compete	51
Technology	83
Goodwill	6,160
Deferred tax asset associated with step-up in book basis	12
Assets acquired and liabilities assumed, net	540
Totals	$13,991

The goodwill and other intangible assets resulting from the Verity Medical acquisition are expected to be deductible for tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change.  The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

UK Independent Medical Acquisition

On September 7, 2010, ExamWorks acquired 100% of the outstanding common stock of UK Independent Medical Systems (UKIM) for aggregate consideration of $15.6 million, comprised of $14.1 million cash consideration and 253,003 shares of the Company’s common stock with an estimated fair value of $1.5 million. In conjunction with the UKIM acquisition, the Company incurred transaction costs of $447,000 which are reported in selling, general and administrative expenses in the accompanying 2010 consolidated statement of operations. The UKIM acquisition enabled the Company to expand operations into the UK market.

The preliminary allocation of consideration for the UKIM acquisition is summarized as follows (in thousands):

Preliminary purchase price allocation December 31, 2010
Equipment and leasehold improvements	$152
Customer relationships	3,238
Tradename	1,704
Covenants not to compete	107
Technology	5
Goodwill	2,895
Deferred tax asset associated with step-up in book basis	1,163
Assets acquired and liabilities assumed, net	6,358
Totals	$15,622

The goodwill and other intangible assets resulting from the UKIM acquisition are expected to be deductible for U.S. federal income tax purposes. The Company expects to make further adjustments to the purchase price allocation, principally resulting from working capital adjustments, in accordance with the purchase agreement, and the allocation of intangible assets upon the completion of an outside valuation.

Other 2010 Acquisitions

Additionally, in 2010, the Company completed the following individually insignificant acquisitions, as defined in SEC Regulation S-X Rule 3-05, with an aggregate purchase price of $70.3 million, comprised of $62.9 million cash consideration less cash acquired of $1.0 million, 1,685,312 shares of the Company’s common stock with an estimated fair value of $5.9 million, $1.7 million of seller debt in the form of subordinated unsecured notes payable, and $786,000 of contingent consideration. A portion of this debt may be settled, at the election of the seller, with 135,282 shares of the Company’s common stock.  In conjunction with the other 2010 acquisitions, the Company incurred transaction costs of $1.2 million, which are reported in selling, general and administrative expenses in the accompanying 2010 consolidated statement of operations. These acquisitions expanded the geographic coverage and, to a lesser extent, enhanced the service offering of the Company.

Company name	Form of acquisition	Date of acquisition
American Medical Bill Review, Inc. (AMBR)	Substantially all of the assets and assumed certain liabilities	March 15, 2010
Medical Evaluations, Inc. (MEI)	Substantially all of the assets and assumed certain liabilities	March 15, 2010
401 Diagnostics, Inc.	Substantially all of the assets and assumed certain liabilities	June 30, 2010
Independent Medical Services Corporation	Substantially all of the assets and assumed certain liabilities	June 30, 2010
Network Medical Review Co. Ltd.	100% of the outstanding common stock	June 30, 2010
SOMA Medical Assessments, Inc.	Substantially all of the assets and assumed certain liabilities	June 30, 2010
Exigere Corporation	100% of the outstanding common stock	August 6, 2010
Health Cost Management, LLC	Substantially all of the assets and assumed certain liabilities	September 1, 2010
BME Gateway, Inc.	Substantially all of the assets and assumed certain liabilities	October 1, 2010
Royal Medical Consultants, Inc.	Substantially all of the assets and assumed certain liabilities	December 20, 2010

The preliminary allocation of consideration for these acquisitions is summarized as follows (in thousands):

Preliminary purchase price allocation December 31, 2010
Equipment and leasehold improvements	$792
Customer relationships	24,814
Tradename	5,984
Covenants not to compete	242
Technology	1,219
Goodwill	37,513
Net deferred tax liability associated with step-up
in book basis	(2,540)
Assets acquired and liabilities assumed, net	2,294
Totals	$70,318

The Company expects to make further adjustment to the purchase price allocation of certain acquisitions, principally resulting from working capital and tax related adjustments, in accordance with the purchase agreements. One of the acquisition agreements contains a clawback provision whereby certain revenue and profitability targets must be met for a period of two years. The Company expects this acquisition to achieve the targeted levels. Additionally, this acquisition agreement contains contingent consideration in the form of an earnout provision based upon the achievement of certain revenue and profitability targets. At the date of acquisition, the Company recorded $536,000 as the estimate of the fair value of the contingent consideration related to this acquisition. Any contingent consideration is payable at the end of a two-year period. The fair value of the contingent consideration will be adjusted quarterly based primarily on variations in the expected performance of the acquired businesses with the change being recorded as other (income) expense in the accompanying consolidated statements of operations. For the year ended December 31, 2010, the Company recorded additional contingent consideration of $714,000 resulting primarily from the change in the value of the earnout. As of December 31, 2010, the range of outcomes and the assumptions used to develop the estimate have not changed. Goodwill of $23.9 million and other intangible assets of $21.7 million are expected to be deductible for tax purposes.

The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change.  Such changes are not expected to be significant.  The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

(d)           Pro forma Financial Information

The following unaudited pro forma results of operations for the year ended December 31, 2009 assumes that the 2009 and 2010 acquisitions were completed on January 1, 2009. The unaudited pro forma results of operations for the year ended December 31, 2010 assumes that the 2010 acquisitions were completed on January 1, 2010. The pro forma results include adjustments to reflect additional interest expense to fund the acquisitions, amortization of intangibles associated with the acquisitions, and other costs deemed to be non-recurring in nature.

	Years ended
	December 31,
	2009	2010
Pro forma revenues	$211,113	$229,669
Pro forma net loss	(930)	(526)

Pro forma net loss per share:
Basic	$(0.06)	$(0.03)
Diluted	$(0.06)	$(0.03)

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective as of January 1 of the respective years or of future operations of the Company.

(4)           Equipment and Leasehold Improvements

Equipment and leasehold improvements at December 31, 2009 and 2010, consist of the following (in thousands):

	Estimated	December 31
	useful
	lives	2009	2010
Computer and office equipment	3 years	$1,971	$5,738
Furniture and fixtures	3 – 5 years	736	1,379
Leasehold improvements	Lease term	139	295
		2,846	7,412
Less accumulated depreciation and amortization		874	2,542
Total		$1,972	$4,870

Depreciation expense was $218,000, $656,000 and $1.7 million for the years ended December 31, 2008, 2009 and 2010, respectively.

(5)           Goodwill and Intangible Assets

Goodwill at December 31, 2009 and 2010 consists of the following (in thousands):

	December 31,
	2009	2010
Balance at beginning of year	$19,960	$32,395

Goodwill acquired during the year	13,962	57,877
Adjustments to prior year acquistitions	(1,527)	(303)
Effect of foreign currency translation	—	613
Balance at end of year	$32,395	$90,582

Intangible assets at December 31, 2009 and 2010, consist of the following (in thousands):

		December 31, 2009
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	40 to 42 months	$25,274	$(5,843)	$19,431
Tradenames	45 months	6,846	(1,386)	5,460
Covenants not to compete	36 months	1,328	(326)	1,002
Technology	24 to 40 months	1,861	(852)	1,009
Totals		$35,309	$(8,407)	$26,902

		December 31, 2010
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	40 to 42 months	$70,163	$(19,130)	$51,033
Tradenames	45 months	1,729	(841)	888
Covenants not to compete	36 months	17,883	(4,606)	13,277
Technology	24 to 40 months	3,427	(1,711)	1,716
Totals		$93,202	$(26,288)	$66,914

The aggregate intangible amortization expense was $2.2 million, $6.2 million and $17.8 million for the years ended December 31, 2008, 2009 and 2010, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

		Amount
Year ended December 31:
	2011	$26,377
	2012	21,806
	2013	16,887
	2014	1,844
Total		$66,914

(6)           Accrued Expenses

Accrued expenses at December 31, 2009 and 2010 consist of the following (in thousands):

	December 31,
	2009	2010
Accrued compensation and benefits	$995	$1,647
Accrued professional fees	733	1,775
Accrued income and other taxes	149	2,235
Accrued medical panel fees	12	284
Accrued value added tax	—	2,829
Other accrued expenses	168	644
Total	$2,057	$9,414

(7)           Stockholders’ Equity

During the year ended December 31, 2009, the Company issued 1,767,994 shares of common stock, with a fair value of $2.9 million, to fund the stock consideration of the acquisitions completed in 2009. Additionally, the Company issued 355,584 shares of common stock, with a fair value of $572,000 to fund the stock component of the contingent consideration of an acquisition completed in 2009.

In December 2009, the Company initiated an equity offering of 1,250,361 shares of common stock in exchange for $3.5 million, of which $560,000 was received in December 2009 with the balance being received and shares issued in January 2010. Proceeds from this issuance were used to repay the December 2009 subordinated promissory notes (see note 8).

In January 2010, the Company issued 739,506 shares of common stock with an estimated fair value of $1.4 million to Compass Partners, LLC (Compass) as consideration for the termination of the monitoring fee (see note 8).

During the first quarter of 2010, the Company commenced a private placement of Series A Convertible Preferred Stock to raise between $5 million and $33.0 million of additional capital, with the final closing occurring on May 7, 2010. In 2010, the Company issued 4,975,180 preferred shares, representing approximately $33.0 million in gross proceeds to the Company. The preferred shares were converted into 4,975,180 shares of common stock upon the consummation of the initial public offering.

The Company issued warrants to purchase shares of common stock to the private placement agent equal to 9% of the total number of shares of Series A Convertible Preferred Stock sold in the private placement. The warrants are exercisable for five years and have an exercise price of $6.63 per share. In addition, the placement agent elected to receive its placement agent fee and expense allowance of 7% and 2%, respectively, of proceeds from the private placement in shares of ExamWorks common stock and $270,000 in cash consideration. In conjunction with the final closing of the private placement on May 7, 2010, the Company issued 447,763 warrants to the placement agent, as described above, with an estimated fair value of $126,000 as of that date. In addition, as partial payment for its services, the Company issued 407,062 shares of the Company’s common stock with an estimated fair value of $1.0 million, to the placement agent as of that date.  During the year ended December 31, 2010, 4,388 of these warrants were exercised in exchange for shares of common stock. On November 2, 2010, the Company cancelled the warrants issued on May 7, 2010, and issued revised warrants reflecting the Reorganization, the October 12, 2010 stock split and the initial public offering.  As of December 31, 2010, there were 443,375 warrants outstanding.

On July 16, 2010, the Company issued 43,620 shares of restricted stock with an estimated fair value of $145,000 to the members of the Board of Directors as compensation for services to be provided in the upcoming year. On October 12, 2010, the Company issued an additional 6,853 shares of restricted stock with an estimated fair value of $44,000. The Company will record the expense related to these awards in selling, general and administrative expenses over the one-year service period.

On August 4, 2010, the Company issued 103,947 shares of common stock with a fair value of $576,000 to fund the stock component of the first earnout obligation from a 2009 acquisition.

On August 23, 2010, the Company sold approximately 17,000 shares of common stock for $200,000 in cash.

On October 28, 2010, the Company closed an initial public offering of 10,300,000 shares of its common stock at $16.00 per share before discounts and commissions to underwriters and other offering expenses. Of the shares sold, 7,745,114 were sold by the Company and 2,554,886 were sold by certain selling shareholders. In addition, on November 2, 2010, the underwriters exercised their overallotment provision and an additional 1,545,000 shares of the Company’s common stock were issued at $16.00 per share before offering expenses. The Company used the net proceeds to pay off the amount outstanding under the credit facility in place as of the date of the offering and the remainder is to be used to continue to expand the Company’s business through acquisitions and for working capital and other general corporate purposes.

During the year ended December 31, 2010, the Company issued approximately 3.0 million shares of common stock, with a fair value of $10.1 million, to fund the stock consideration of the acquisitions completed in 2010.

(8)           Related Party Transactions

In December 2009, two stockholders advanced the Company $3.5 million in the form of subordinated promissory notes to fund a portion of the cash consideration of the acquisitions completed in December 2009. The notes bore interest at an annual rate of 7.5% and were repaid in January 2010. The notes are included in due to related parties in the accompanying 2009 consolidated balance sheet.

Beginning in July 2008 and through December 2009, the Company was party to a monitoring fee agreement with Compass, whereby the Company would pay Compass, on a quarterly basis, 5% of Adjusted EBITDA, as defined. In December 2009, the Company and Compass agreed to terminate the monitoring fee agreement in exchange for a one-time payment of $2.0 million, to be settled with 739,506 shares of ExamWorks common stock, as approved by the Company’s independent director. The shares were issued in January 2010. The Company recorded a charge in the fourth quarter of 2009 of $1.4 million (included in selling, general and administrative expenses in the accompanying 2009 consolidated statement of operations), representing the estimated fair value of the shares to be issued to settle the termination obligation. The liability is included in due to related parties in the accompanying 2009 consolidated balance sheet. Inclusive of this charge, the Company incurred $1.7 million and $50,000 in monitoring fees for the years ended December 31, 2009 and 2008, respectively. Compass is an entity owned and controlled by Richard Perlman, the Company’s then Co-Chairman and Co-CEO.

In June 2009, the Company engaged RedRidge Finance Group (RedRidge) to assist the Company in securing additional debt financing to allow the Company to continue to implement its acquisition strategy. In December 2009, in conjunction with the closing of the Fifth Third Credit Facility (see note 10), the Company paid RedRidge $500,000 in broker fees and recorded them as deferred financing costs in the consolidated balance sheet. P&P Investment, LLC (P&P), a company owned by Richard Perlman and James Price, the then Co-Chairmen and Co-CEO’s of the Company, are minority owners of RedRidge. For the year ended December 31, 2010, the Company paid RedRidge $425,000 in connection with the credit facility. Pursuant to the payment of the broker fees, the Company, RedRidge, P&P, Mr. Perlman and Mr. Price entered into a letter agreement under which P&P waived any right it had to any portion of the broker fees paid by the Company to RedRidge and agreed that such fee, minus amounts paid to RedRidge’s employees, would be paid solely to RedRidge’s majority owner.

The Fifth Third Credit Facility contains a provision requiring the Company to use a third party to perform financial due diligence for acquisitions exceeding a certain size. With the approval of the senior lender, the Company engaged RedRidge to assist it with financial due diligence and incurred $52,000 in fees in 2009 related to acquisitions completed in December 2009 and $725,000 in fees in  2010 pertaining to acquisition-related work performed during that period. P&P, Mr. Perlman and Mr. Price have likewise waived any right P&P had to any portion of the diligence fees paid by the Company to RedRidge.

In 2010, the Company utilized private planes when necessary for business operations using a NetJets, Inc. (“NetJets”) share belonging to PerPrice Aviation, Inc., a Georgia corporation  (“PerPrice”).   Mr. Perlman  and Mr. Price each own 50% of the total outstanding shares of PerPrice.  PerPrice was reimbursed for the actual cost incurred in connection with the Company’s use of the NetJets share in 2010, which totaled approximately $311,000.  The Company does not expect to incur any further costs through this arrangement with PerPrice.

In June 2010, the Company entered into a lease agreement with Compass for corporate office space located at 655 Madison Avenue, 23rd Floor, New York, NY. Pursuant to the lease, which runs from April 1, 2010 through June 30, 2014, the Company paid Compass a rental fee of $10,080 per month in 2010, which fee was subject to increase commencing January 1, 2011 based on a proportionate pass through of base rent increases and increases for property taxes and building operating expenses. The aggregate amount of all periodic rental payments made to Compass for such office space in 2010 is $102,720. In addition, in June 2010, the Company paid Compass $40,320 as advance rent payment for the last four months of the lease and approximately $62,000 as its share of leasehold improvements. Prior to the entry into this lease agreement, the Company did not incur costs in excess of $120,000 per year with respect to leasing this corporate office space.

The Company is a party to certain consulting agreements with each of Dr. Edward M. Decter and Dr. Steven G. Robbins, who are stockholders of the Company and members of its medical panel, which set forth the terms and conditions upon which Dr. Decter and Dr. Robbins are entitled to compensation for IMEs and other services performed by them on behalf of the Company. In addition, such agreements provide that Dr. Decter and Dr. Robbins are to be provided with a minimum number of IMEs. For the years ended December 31, 2008, 2009 and 2010, the Company paid Dr. Decter $279,000, $819,000 and $1.1 million, respectively, for IME services performed. For the years ended December 31, 2008, 2009 and 2010, the Company paid Dr. Robbins $122,000, $360,000, and $415,000, respectively, for IME services performed.

(9)           Commitments and Contingencies

(a)           Lease Commitments

The Company and its subsidiaries lease office space under noncancelable operating leases with various expiration dates from 2011 through 2019.

Future minimum lease payments under the operating leases in each of the years subsequent to December 31, 2010 are as follows (in thousands):

		Amount
Year ended December 31:
	2011	$4,316
	2012	3,647
	2013	2,808
	2014	1,889
	2015	1,352
	Thereafter	1,640
Total		$15,652

Related rent expense was $498,000, $1.7 million and $4.0 million for the years ended December 31, 2008, 2009 and 2010, respectively.

(b)           Employee Benefit Plans

The Company and its subsidiaries each sponsor a separate voluntary defined contribution pension plan under Section 401(k) of the Internal Revenue Code. The plans cover substantially all employees that meet specific age and length of service requirements. The Company and its subsidiaries have various matching and vesting arrangements within their individual plans. For the years ended December 31, 2008, 2009 and 2010, the Company recorded $55,000, $18,000 and $18,000, respectively, in compensation expense related to these plans.

(c)           Letter of Credit

As of December 31, 2009 and 2010, the Company had $220,000 outstanding under letters of credit which are used to secure two of the Company’s leased office facilities.

(10)           Long-Term Debt

	December 31,
	2009	2010
Senior Revolving Credit Facility, Bank of America, N.A. (a)	$—	$—
Credit facility, Fifth Third Bank (Fifth Third) (b)	32,634	—
Revolving facility, Fifth Third (b)	600	—
Discount facility, Barclays (c)	—	4,998

Various subordinated unsecured notes payable;
maturing at various dates from 2011 through 2015 (d)	5,117	4,858
	38,351	9,856
Less current portion	4,828	2,312
	$33,523	$7,544

(a)
The Company entered into a senior revolving credit facility agreement dated November 2, 2010, (“Bank of America Senior Revolving Credit Facility”). The facility initially consisted of a $180.0 million revolving credit facility. The facility is available to finance the Company’s acquisition program and working capital needs. On February 9, 2011, the Company exercised the accordion feature of theBank of America Senior Revolving Credit Facility, increasing the facility from $180.0 million to $245.0 million.   The Company may elect to increase the Bank of America Senior Revolving Credit Facility by an additional $35 million, so long as the Company is not in default under the terms and subject to the agreement of the lenders or new lenders to provide additional credit.

Borrowings under the Bank of America Senior Revolving Credit Facility bear interest, at either (i) LIBOR plus the applicable margin or (ii) a base rate (equal to the highest of (a) the federal funds rate plus 0.5%, (b) the Bank of America prime rate and (c) LIBOR (using a one month-period) plus 1.0%), plus the applicable margin, as we elect. The applicable margin means a percentage per annum determined in accordance with the following table:

		Commitment
Pricing		Fee/Unused	Letter of	Eurocurrency	Base Rate
Tier	Consolidated Leverage Ratio	Line Fee	Credit Fee	Rate Loans	Loans
1	≥ 2.50 to 1.0	0.50%	3.75%	3.75%	2.75%
2	< 2.50 to 1.0 but ≥ 1.75 to 1.0	0.63%	3.50%	3.50%	2.50%
3	< 1.75 to 1.0 but ≥ 1.0 to 1.0	0.63%	3.25%	3.25%	2.25%
4	< 1.0 to 1.0	0.75%	3.00%	3.00%	2.00%

In the event of default, the outstanding indebtedness under the facility will bear interest at an additional 2%.

The Bank of America Senior Revolving Credit Facility contains restrictive covenants, including among other things financial covenants requiring us to not exceed a maximum consolidated senior leverage coverage ratio, a maximum total consolidated leverage ratio and to maintain a minimum consolidated fixed charge coverage ratio. The Bank of America Senior Revolving Credit Facility also restricts the Company’s ability (subject to certain exceptions) to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and make other payments in respect of capital stock, make certain investments, sell assets, change its lines of business, enter into transactions with affiliates and other corporate actions.

(b)           The Company entered into a loan and security agreement dated December 18, 2009 (Fifth Third Credit Facility). The facility initially consisted of a $50.0 million term loan facility and a $5.0 million revolving credit facility. The revolving credit facility was subject to borrowing base limitations. The Fifth Third Credit Facility was available to finance the Company’s acquisition program and working capital needs. Borrowings under the Fifth Third Credit Facility bore interest at a base rate plus 5.0% for base rate loans or at a LIBOR base rate plus 5.5% for LIBOR loans with a LIBOR floor of 2.0%. The Fifth Third Credit Facility also required the payment of a monthly commitment fee for any availability at a rate 0.5%. On April 26, 2010, the Fifth Third Credit Facility was amended increasing the term loan facility from $50.0 million to $65.0 million, for a total facility of $70.0 million. On June 23, 2010, the Fifth Third Credit Facility was further amended increasing the term loan facility from $65.0 million to $105.0 million, for a total facility of $110.0 million.  In conjunction with the initial public offering, the Fifth Third Facility was repaid in full and terminated.  In connection with this early retirement of this facility, the Company recognized debt extinguishment costs of approximately $3.2 million for the unamortized portion of the loan costs. The debt extinguishment costs were recorded as other interest expense in accordance with ASC 470.

The Company’s previous Bank of America credit facility was repaid in December 2009 with proceeds from the Fifth Third Credit Facility. In connection with this early retirement of debt, the Company recognized debt extinguishment costs of approximately $461,000 for the unamortized portion of the loan costs. The debt extinguishment costs were recorded as other interest expense in accordance with ASC 470.

(c)           On September 29, 2010, our indirect wholly-owned subsidiary UK Independent Medical Services Limited (“UKIM”) entered into a Sales Finance Agreement (“SFA”) with Barclays Bank PLC (“Barclays”), pursuant to which Barclays will provide UKIM a working capital facility of up to £5,000,000, subject to the terms and conditions of the SFA. The working capital facility bears a discount margin of 2.5% over Base Rate (0.5% rate on December 31, 2010) and serves to finance UKIM’s unpaid account receivables. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays Bank PLC and with the Bank of America Senior Revolving Credit Facility. As of December 31, 2010, the Company had $5.0 million outstanding under the working capital facility, resulting in $2.8 million in availability.

(d)           During 2009, the Company issued seller debt in the form of subordinated unsecured notes payable with an estimated fair value of approximately $5.5 million relating to certain acquisitions (see note 3). These notes are unsecured and subordinated to the Bank of America Senior Revolving Credit Facility. Five notes payable totaling $4.4 million bear interest at 6%, and are payable quarterly with amounts ranging between $50,000 and $76,000, with maturity dates ranging from August 2011 through March 2013. The remaining balance of the notes payable, $1.1 million, are noninterest bearing and are payable annually with amounts ranging between $250,000 and $333,000, maturing in 2014. The Company made principal payments totaling $392,000 during 2009.

As of December 31, 2010, future maturities of long-term debt were as follows (in thousands):

		Amount
Year ended December 31:
	2011	$2,312
	2012	1,848
	2013	5,220
	2014	209
	2015	267
Total		$9,856

(11)           Financial Instruments

The FASB issued ASC 815 which establishes accounting and reporting standards for derivative instruments. ASC 815 requires an entity to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Derivatives that do not qualify as a hedge must be adjusted to fair value in earnings. If the derivative does qualify as a hedge under ASC 815, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedge’s change in fair value will be immediately recognized in earnings.

In August 2008, in order to protect against interest rate exposure on its variable-rate debt, the Company entered into an interest rate swap to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed interest rate of 4.36% with a notional amount of $11.7 million, $10.5 million and $8.3 million as of December 31, 2008, 2009 and 2010, respectively. The Company did not meet the criteria for hedge accounting under ASC 815, thus the difference between its amortized cost and its fair value resulted in an unrealized (loss)gain at December 31, 2008, 2009 and 2010, of $(955,000), $343,000, and $(42,000) respectively, and such amount was reported in other expenses on the accompanying consolidated statements of operations.

The Company does not enter into derivative transactions for speculative purposes.

(12)         Income Taxes

The components of the benefit for income taxes for the period for the years ended December 31, 2008, 2009 and 2010 were as follows (in thousands):

	December 31,
	2008	2009	2010
Current:
Federal	$—	$4	$1,913
State	16	106	285
Foreign	—	—	724
	16	110	2,922
Deferred:
Federal	(1,174)	(2,169)	(4,120)
State	(191)	(554)	(616)
Foreign	—	—	(670)

Change in deferred tax asset valuation allowance	(85)	—	—
Total	(1,450)	(2,723)	(5,406)
Benefit for income taxes	$(1,434)	$(2,613)	$(2,484)

                Deferred taxes result from temporary differences between the bases of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The sources of the temporary differences and their effect on deferred tax assets and liabilities as of December 31, 2009 and 2010 were as follows (in thousands):

	December 31
	2009		2010
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets:
Allowance for doubtful accounts	$279	$—	$542	$—
Basis difference of intangible assets	—	958	—	6,198
Loss on interest rate swap	—	240	—	257
Net operating loss carryforwards	—	316	—	51
Shared-based compensation	—	689	—	766
Other deferred tax assets	420	181	620	1,114
Total deferred tax assets	699	2,384	1,162	8,386
Deferred tax liabilities:
Basis difference of intangible assets	—	(75)	—	—
Basis difference of property and equipment	—	(204)	—	(538)
Other deferred tax liabilities	(57)	(157)	(1,094)	(179)
Total deferred tax liabilities	(57)	(436)	(1,094)	(717)
Net deferred tax assets (liabilities)	$642	$1,948	$68	$7,669

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax benefit for the years ended December 31, 2008, 2009 and 2010 were as follows (in thousands):

	December 31,
	2008	2009	2010
Expected tax benefit	$(1,226)	$(2,386)	$(2,897)
Increase (decrease) in income taxes resulting from: State
income taxes, net of federal benefit	(123)	(234)	(297)
Non-deductible items	—	—	636
Other	—	7	74
Change in valuation allowance	(85)	—	—
Income tax benefit	$(1,434)	$(2,613)	$(2,484)

As of December 31, 2009, the Company had federal net operating losses (NOLs). On December 31, 2009, a change in ownership took place as defined for income tax purposes under Internal Revenue Code Section 382 (IRC Section 382), limiting the annual utilization of the NOL carryforward. The Company generated $5.2 million of federal taxable income in the year ended December 31, 2010, fully utilizing the federal NOLs and resulting in federal income taxes payable of approximately $800,000 as of December 31, 2010, included in accrued expenses in the accompanying consolidated balance sheet. Management believes that it is more likely than not that the recorded deferred tax assets will be realized.

Effective January 1, 2009, the Company adopted the provisions of ASC 740 as it relates to uncertain tax positions. This interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information.

As of the adoption date, the total amount of liability for unrecognized tax benefits related to federal and state taxes was approximately $96,000. As of December 31, 2009, the corresponding balance of liability for unrecognized tax benefits was approximately $96,000. The Company recorded an additional $80,000 liability for unrecognized tax benefits in the year ended December 31, 2010 related to prior year tax positions of an acquired company. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

The following table summarizes the activity related to the unrecognized tax benefits for the year ended December 31, 2009 and 2010 (dollars in thousands):

Balance at January 1, 2009	$96
Increase to prior year tax positions	—
Increase to current year tax positions	—
Expiration of the statute of limitations for the assessment
of taxes	—
Decrease related to settlements	—
Balance at December 31, 2009	96
Increase to prior year tax positions	80
Increase to current year tax positions	—
Expiration of the statute of limitations for the assessment
of taxes	—
Decrease related to settlements	—
Balance at December 31, 2010	$176

The Company is no longer subject to U.S. federal income or state tax return examinations by tax authorities for tax years before 2006 and 2005, respectively, which periods relate to certain acquired businesses. The Company operates in multiple taxing jurisdictions and faces audits from various tax authorities. The Company remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. The Company does not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next 12 months.

Undistributed earnings of the Company’s foreign subsidiaries are considered indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been recorded. Deferred taxes are provided for earnings outside the United States when those earnings are not considered indefinitely reinvested.

 (13)           Segment and Geographical Information

The Company complies with ASC Topic 280, Segment Reporting, (ASC Topic 280). ASC Topic 280, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. Based on the provisions of ASC Topic 280, the Company has determined that it operates in one segment. The Company manages its resources and assesses its performance on an enterprise-wide basis. The Company’s product groups qualify for aggregation under ASC Topic 280 due to their similarities in customer base, economic characteristics, and the nature of products and services provided.

For the year ended December 31, 2009, all of the Company’s revenues were generated in the U.S. For the year ended December 31, 2010, $147.9 million, $9.7 million and $5.9 million of the Company’s revenues were generated in the U.S., Canada and the U.K., respectively. As of December 31, 2009, all of the Company’s long-lived assets were located in the U.S. With the acquisition of SOMA and Direct IME in June 2010, the Company entered the Canadian market and with the acquisition of UKIM in September 2010 the Company entered the U.K. market. As of December 31, 2010, total long-lived assets located in the U.S, Canada and the U.K. were $139.4 million, $26.3 million and $8.8 million, respectively.

(14)         Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date of this filing and identified the following items:

On February 18, 2011, the Company acquired 100% of the outstanding common stock of National IME (National IME) for $2.5 million, comprised of $2.3 million cash consideration and 11,927 shares of the Company’s common stock with a fair value of $250,000. The National IME acquisition increased the Company’s presence in the Canadian market.

On February 28, 2011, the Company completed the acquisition of MES Group, Inc. (MES) for $215 million. The Company paid total consideration consisting of $175 million in cash, 1,424,501 shares of Company common stock with a fair value of $30 million  (using a value of  $21.07 per share, the closing price of the Company’s common stock on February 28, 2011), and $10 million of assumed indebtedness under MES’ credit facility, which was paid off at closing. The MES acquisition broadens the Company’s product portfolio, customer base and increases the Company’s market share in the U.S.

CFO MEDICAL SERVICES, P.A.
(Predecessor Company)

Report of Independent Registered Public Accounting Firm

The Stockholders
CFO Medical Services, P.A.:

We have audited the statements of operations and cash flows of CFO Medical Services, P.A. (the Predecessor Company) for the period from January 1, 2008 to July 13, 2008. These financial statements are the responsibility of the Predecessor Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of CFO Medical Services, P.A. for the period from January 1, 2008 to July 13, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Atlanta, Georgia

October 12, 2010

CFO MEDICAL SERVICES, P.A.
(Predecessor Company)

Statement of Operations

Period from January 1, 2008 to July 13, 2008
Revenues	$6,071,647
Costs and expenses:
Costs of revenues	3,756,413
Selling, general and administrative expenses	2,304,395
Depreciation and amortization	33,080
Total costs and expenses	6,093,888

Loss from operations	(22,241)

Other expenses, net:
Interest expense, net	10,822
Total other expenses, net	10,822

Loss before income taxes	(33,063)
Income tax expense	2,805
Net loss	$(35,868)

See accompanying notes to financial statements.

CFO MEDICAL SERVICES, P.A.
(Predecessor Company)

Statement of Cash Flows

Period from January 1, 2008 to July 13, 2008
Operating activities:
Net loss	$(35,868)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,080
Changes in operating assets and liabilities:
Accounts receivable, net	168,823
Prepaid expenses and other current assets	(556)
Accounts payable and accrued expenses	527,566
Net cash provided by operating activities	693,045
Financing activities:
Principal payment on note payable	(48,818)
Reductions to revolving line of credit facility, net	(500,000)
Net cash used in financing activities	(548,818)

Net increase in cash and cash equivalents	144,227
Cash and cash equivalents, beginning of period	190,504

Cash and cash equivalents, end of period	$334,731

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,822
Cash paid for income taxes	$2,805

See accompanying notes to financial statements.

CFO MEDICAL SERVICES, P.A.
(Predecessor Company)

Notes to Financial Statements

(1)	Nature of Operations and Basis of Presentation

CFO Medical Services, P.A. (CFO or the Company) was founded in 2001. The Company’s independent review services include medical evaluation programs for group health, disability, workers’ compensation, automobile, and general liability. The Company’s main office is located in Roseland, New Jersey and primarily serves the states of New Jersey and New York. On July 14, 2008, the Company was merged into a wholly-owned subsidiary of ExamWorks, Inc. The Company is considered to be the predecessor company of ExamWorks, Inc.

(2)	Summary of Significant Accounting Policies

	(a)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on certain assumptions which they believe are reasonable in the circumstances and actual results could differ from those estimates. The most significant estimate reflected in these financial statements is the allowance for doubtful accounts.

	(b)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts owed to the Company for services provided in the normal course of business and are reported net of allowance for doubtful accounts. Generally, no collateral is received from customers and additions to the allowance are based on ongoing credit evaluations of customers with general credit experience being within the range of management’s expectations. Accounts are reviewed regularly for collectibility and those deemed uncollectible are written off.

	(c)	Concentrations of Credit Risk

The Company routinely assesses the financial strength of its customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. For the period from January 1, 2008 to July 13, 2008, there was no customer that accounted for greater than 10% of revenues.

	(d)	Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets and accelerated methods for income tax purposes. Leasehold improvements are amortized over the lesser of their expected useful life or the remaining lease term. Maintenance and repair costs are expensed as incurred.  Depreciation expense was $33,080 for the period from January 1, 2008 to July 13, 2008.

	(e)	Revenue Recognition

Revenue related to IMEs and administrative support services is recognized at the time services have been performed and the report is shipped to the end user. The Company believes that recognizing revenue at the time the report is shipped is appropriate because the Company’s revenue policies meet the following four criteria in accordance with ASC 605-10-S25, Revenue Recognition: Overall, (i) persuasive evidence that arrangement exists, (ii) shipment has occurred, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured.

Revenue related to other IME services, including litigation support services, and medical record retrieval services, where no report is generated, is recognized at the time the service is performed. The Company believes that recognizing revenue at the time the service is performed is appropriate because the Company’s revenue policies meet the following four criteria in accordance with ASC 605-10-S25, (i) persuasive evidence that arrangement exists, (ii) services have been rendered, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured.

	(f)	Costs of Revenues

Costs of revenues are comprised of fees paid to members of the Company’s medical panel; other direct costs including transcription, film and medical record obtainment and transportation; and other indirect costs including labor and overhead related to the generation of revenues.

	(g)	Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred and amounted to $52,272 for the period from January 1, 2008 to July 13, 2008.

	(h)	Income Taxes

The Company has elected with the Internal Revenue Service to be taxed as an S corporation. Accordingly, the Company is not liable to pay federal income taxes. Rather, the stockholders separately account for their pro rata share of corporate items of income, deduction, loss, and credits in their personal income tax returns. Items affecting the stockholders’ individual income tax liability are separately stated. The Company is subject to the state tax in New Jersey and in New York. Such tax provisions are classified in income tax expense, and were $2,805 for the period from January 1, 2008 to July 13, 2008.

(3)	Leases

The Company leases office space under noncancelable operating leases expiring May 31, 2011.  Related rent expense for the Company’s offices $136,906 for the period from January 1, 2008 to July 13, 2008.

(4)	Subsequent Event

The Company has evaluated subsequent events from the balance sheet date through the date of this filing and identified the following item:

On July 14, 2008, the Company merged into a wholly-owned subsidiary of ExamWorks, Inc.