Form 10-Q
period 2011-03-31
ExamWorks Group, Inc.
filed 2011-05-13
CIK 1498021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2011.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-34930

EXAMWORKS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2909425
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3280 PEACHTREE ROAD, N.E., SUITE 2625
ATLANTA, GEORGIA 30305
(Address of principal executive offices)

Telephone Number (404)952-2400
(Registrant’s telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of May 11, 2011, ExamWorks Group, Inc. had 34,461,958 shares of Common Stock outstanding.

EXAMWORKS GROUP, INC.  AND SUBSIDIARIES
MARCH 31, 2011
FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION
      ITEM 1. FINANCIAL STATEMENTS

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	December 31,	March 31,
	2010	2011
Assets
Current assets:
Cash and cash equivalents	$33,624	$15,381
Accounts receivable, net	38,638	66,477
Other receivables	33	94
Prepaid expenses	2,175	3,220
Deferred tax assets	68	3,047
Other current assets	42	26
Total current assets	74,580	88,245
Property, equipment and leasehold improvements, net	4,870	6,643
Goodwill	90,582	254,245
Intangible assets, net	66,914	115,975
Deferred tax assets, noncurrent	7,669	—
Deferred financing costs, net	4,176	4,215
Other assets	271	424
Total assets	$249,062	$469,747
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,999	$28,123
Accrued expenses	9,414	11,905
Deferred revenue	272	1,063
Current portion of subordinated unsecured notes payable	2,312	2,298
Current portion of contingent earnout obligation	2,478	2,155
Other current liabilities	3,105	4,884
Total current liabilities	37,580	50,428
Senior revolving credit facility and discount facility	4,998	170,308
Long-term subordinated unsecured notes payable, less current portion	2,546	2,331
Long-term contingent earnout obligation, less current portion	2,032	2,121
Deferred tax liability, noncurrent	—	9,989
Other long-term liabilities	1,666	2,116
Total liabilities	48,822	237,293
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 50,000,000 shares; no shares issued and outstanding at December 31, 2010 and March 31, 2011	—	—
Common stock, $0.0001 par value; Authorized 250,000,000 shares; issued and outstanding 32,216,104 and 33,720,298 shares at December 31, 2010 and March 31, 2011, respectively	3	3
Additional paid-in capital	211,861	243,790
Accumulated other comprehensive income	1,216	2,060
Accumulated deficit	(12,840)	(13,399)
Total stockholders’ equity	200,240	232,454
Total liabilities and stockholders’ equity	$249,062	$469,747

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive (Loss) Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,

	2010	2011

Revenues	$25,400	$66,588
Costs and expenses:
Costs of revenues	16,132	43,569
Selling, general and administrative expenses	6,011	14,328
Depreciation and amortization	2,977	8,609
Total costs and expenses	25,120	66,506
Income from operations	280	82
Interest and other expenses, net:
Interest expense, net	1,439	1,182
Loss (gain) on interest rate swap	25	(170)
Total interest and other expenses, net	1,464	1,012
Loss before income taxes	(1,184)	(930)
Income tax benefit	(589)	(371)
Net loss	$(595)	$(559)

Per share data:
Net loss per share:
Basic and diluted	$(0.04)	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	13,943,454	32,739,428

Comprehensive (Loss) Income:
Net loss	$(595)	$(559)
Foreign currency translation adjustments	—	844
Total comprehensive (loss) income	$(595)	$285

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,

	2010	2011
Operating activities:
Net loss	$(595)	$(559)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (gain) on interest rate swap	25	(170)
Depreciation and amortization	2,977	8,609
Amortization of deferred rent	(31)	(56)
Share-based compensation	114	977
Provision for doubtful accounts	156	149
Amortization of deferred financing costs	146	406
Deferred income taxes	(594)	(2,576)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,153)	(1,975)
Prepaid expenses and other current assets	173	(926)
Accounts payable and accrued expenses	1,121	2,679
Deferred revenue and customer deposits	102	(537)
Other liabilities	321	245
Net cash provided by operating activities	2,762	6,266
Investing activities:
Cash paid for acquisitions, net	(24,081)	(187,303)
Purchases of equipment and leasehold improvements, net	(567)	(1,968)
Working capital and other settlements for acquisitions	(205)	(325)
Net cash used in investing activities	(24,853)	(189,596)
Financing activities:
Borrowings under senior revolving credit facility	—	165,000
Proceeds from the exercise of options and warrants	—	263
Borrowings (repayments) under revolving line of credit and discount facility	(600)	130
Repayment of subordinated unsecured notes payable	(228)	(361)
Payment of deferred financing costs	(162)	(445)
Excess tax benefit related to share-based compensation	—	438
Borrowings under term loan	13,712	—
Issuance of preferred stock, net	18,712	—
Issuance of common stock, net	2,772	—
Payment of related party notes	(3,500)	—
Other	—	(18)
Net cash provided by financing activities	30,706	165,007
Exchange rate impact on cash and cash equivalents	—	80
Net increase (decrease) in cash and cash equivalents	8,615	(18,243)
Cash and cash equivalents, beginning of period	1,499	33,624
Cash and cash equivalents, end of period	$10,114	$15,381

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for acquisitions	$2,942	$30,269
Issuance of common stock for termination of agreement	$1,436	$—

Supplemental disclosures of cash flow information:
Cash paid for interest	$919	$988
Cash paid for income taxes	$73	$1,430

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(1)           Nature of Operations and Basis of Presentation

ExamWorks Group, Inc. is a leading provider of independent medical examinations (“IMEs”), peer and bill reviews and related services (“IME services” or the “IME industry”). ExamWorks, Inc. was incorporated as a Delaware corporation on April 27, 2007. In 2008, ExamWorks, Inc. acquired three companies operating in the IME industry. In 2009, ExamWorks, Inc. acquired 11 other IME companies, including a provider of software solutions to the IME industry. In 2010, ExamWorks, Inc. acquired 14 additional IME companies. In the three months ended March 31, 2011, ExamWorks, Inc. acquired two additional IME companies.  As of March 31, 2011, ExamWorks, Inc. operated out of 40 service centers serving all 50 United States, Canada and the United Kingdom. In June 2010, ExamWorks, Inc. effected a corporate reorganization creating a holding company, ExamWorks Group, Inc., with ExamWorks, Inc. becoming a wholly-owned subsidiary of ExamWorks Group, Inc. (“ExamWorks” or the “Company”).  In the fourth quarter of 2010, the Company issued 9.3 million shares of common stock in an initial public offering (“IPO”).

The consolidated financial statements of the Company as of March 31, 2010 and 2011 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the Company’s most recent fiscal year. The Company’s December 31, 2010 consolidated balance sheet was derived from audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, but does not include all disclosures required by GAAP. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the aforementioned Form 10-K. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

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

(b)           Foreign Currencies

Assets and liabilities recorded in foreign currencies are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the periods. Translation adjustments resulting from this process are recorded to other comprehensive income.

(c)           Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2010 and March 31, 2011.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(d)           Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts owed to the Company for services provided in the normal course of business and are reported net of allowance for doubtful accounts, which amounted to $815,000 and $899,000  as of December 31, 2010 and March 31, 2011, respectively. Generally, no collateral is received from customers and additions to the allowance are based on ongoing credit evaluations of customers with general credit experience being within the range of management’s expectations. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off.

(e)           Concentrations of Credit Risk

The Company routinely assesses the financial strength of its customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. For the three months ended March 31, 2010 and 2011, no individual customer accounted for more than 10% of revenues.  At December 31, 2010 and March 31, 2011, there was no individual customer that accounted for greater than 10% of the accounts receivable balance.

As of March 31, 2011, the Company had cash and cash equivalents totaling approximately $15.4 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $14.2 million were held in the U.S. The U.S. amounts are insured in full against bank failure through June 30, 2012 under the Federal Deposit Insurance Corporation Temporary Liquidity Guarantee Program.

(f)           Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets and accelerated methods for income tax purposes. Leasehold improvements are amortized over the lesser of their expected useful life or the remaining lease term. Maintenance and repair costs are expensed as incurred.

(g)           Long-Lived Assets

In accordance with Impairment or Disposal of Long-Lived Assets, Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Subtopic 360-10 (“ASC 360”), Property, Plant, and Equipment — Overall, long-lived assets, such as equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. At December 31, 2010 and March 31, 2011, no impairment was noted.

(h)          Goodwill and Other Intangible Assets

Goodwill is an asset representing the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is reviewed for impairment at least annually in accordance with the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”). The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The Company performed its annual impairment review of goodwill in October 2010 and it was determined that the carrying amount of goodwill was not impaired and there have been no subsequent developments that would indicate impairment exists as of December 31, 2010 and March 31, 2011. The goodwill impairment review will continue to be performed annually or more frequently, if facts and circumstances warrant a review.

ASC 350 also requires that intangible assets with definite lives be amortized over their estimated useful lives. Currently, customer relationships, trade names, covenants not-to-compete and technology are amortized using the straight-line method over estimated useful lives.

(i)           Deferred Financing Costs

Deferred financing costs totaling $1.7 million were incurred in December 2009 in connection with a previous credit facility and were to be amortized to interest expense over the three-year term of the facility using the straight-line method, which approximates the effective interest method. In the first ten months of 2010, an additional $2.1 million of deferred financing costs were incurred as the Company expanded its borrowing availability under that facility.  The previous credit facility was repaid in November 2010 with proceeds generated from the IPO.  In connection with this early retirement of debt, the Company recognized debt extinguishment costs of approximately $3.2 million in the fourth quarter of 2010 for the unamortized portion of the loan costs.  The debt extinguishment costs were recorded as other interest expense in accordance with FASB ASC Topic 470, Debt (“ASC 470”).  In November 2010, the Company entered in to a new senior revolving credit facility with Bank of America N.A. (see note 10) and incurred deferred financing costs of $4.8 million, $4.4 million of which were incurred in 2010 and $445,000 of which were incurred in the three months ended March 31, 2011.  The deferred financing costs will be amortized to interest expense over the three-year term of the facility using the straight-line method which approximates the effective interest method.

For the three months ended March 31, 2010 and 2011, the Company amortized approximately $146,000 and $406,000 to interest expense, respectively.

(j)           Revenue Recognition

Revenue related to IMEs, peer reviews, bill reviews and administrative support services is recognized at the time services have been performed and the report is shipped to the end user. The Company believes that recognizing revenue at the time the report is shipped is appropriate because the Company’s revenue policies meet the following four criteria in accordance with FASB ASC 605-10-S25, Revenue Recognition: Overall, (i) persuasive evidence that arrangement exists, (ii) shipment has occurred, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured.

Revenue related to other IME services, including litigation support services and medical record retrieval services, where no report is generated, is recognized at the time the service is performed. The Company believes that recognizing revenue at the time the service is performed is appropriate because the Company’s revenue policies meet the following four criteria in accordance with FASB ASC 605-10-S25, (i) persuasive evidence that arrangement exists, (ii) services have been rendered, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured.

Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

(k)           Costs of Revenues

Costs of revenues are comprised of fees paid to members of the Company’s medical panel; other direct costs including transcription, film and medical record obtainment and transportation; and other indirect costs including labor and overhead related to the generation of revenues.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(l)            Income Taxes

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

(m)          Loss Per Common Share

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

For the three months ended March 31, 2010, the potentially dilutive securities include options exercisable into 2.7 million shares of common stock and 220,000 shares of common stock issuable to settle the equity component of an earnout obligation.  For the three months ended March 31, 2011, the potentially dilutive securities include options and warrants exercisable into 6.9 million shares of common stock, 83,000 shares of common stock issuable to settle the equity component of an earnout obligation, and 135,000 shares of common stock issuable, at the holder’s option, to settle a subordinated unsecured note.

For the three months ended March 31, 2010 and 2011, all of the potentially dilutive securities were excluded from the calculation of shares applicable to loss per share, because their inclusion would have been anti-dilutive.

(n)           Share-Based Compensation

The Company has an Amended and Restated 2008 Stock Incentive Plan (the “Plan”) that provides for granting of options. The Company accounts for share-based awards in accordance with FASB ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires measurement of compensation cost for all share-based awards at fair value on the grant date (or measurement date if different) and recognition of compensation expense, net of forfeitures, over the requisite service period for awards expected to vest.

The fair value of stock option grants is determined using the Black-Scholes valuation model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in these employee stock options. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of its share-based awards. The Company’s expected volatility assumptions are based on the Company’s peer group median implied volatility. Expected life assumptions are based upon the “simplified” method as described in Securities and Exchange Commission Staff Accounting Bulletin No. 107, which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The assumptions utilized for stock option grants during the three months ended March 31, 2011 were as follows:

Three months ended March 31, 2011
Volatility	35.79%
Expected life (years)	6.00
Risk-free interest rate	2.54%
Dividend yield	—
Fair value	$8.78

In the first quarter of 2011, the Company issued approximately 1.5 million stock option awards to certain employees. The weighted average fair value of each stock option was $8.78 per option and the aggregate fair value was $13.4 million. All of these awards vest over a three-year period. All of these options could vest earlier in the event of a change in control or merger or other acquisition. Share-based compensation expense was $114,000 and $977,000 for the three months ended March 31, 2010 and 2011, respectively. At March 31, 2011, the unrecognized compensation expense related to stock option grants was $19.5 million with a remaining weighted average life of 2.2 years.

A summary of option activity for the three months ended March 31, 2011 follows:

		Weighted
	Number of	average
	options	price
Balance at December 31, 2010	5,058,525	$7.29
Options granted	1,525,200	22.50
Options forfeited	(103,820)	3.87
Options exercised	(67,766)	9.73
Balance at March 31, 2011	6,412,139	$10.91

There were no stock options exercised during the three months ended March 31, 2010.  The total intrinsic value of stock options exercised during the three months ended March 31, 2011 was approximately $1.2 million.  As of March 31, 2011, there were 1.8 million stock options exercisable with a weighted average exercise price of $4.23.

 (o)           Fair Value Measurements

In September 2006, the FASB issued authoritative guidance codified as FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in U.S.  generally accepted accounting principles and expands disclosure about fair value measurements. ASC 820 is effective for interim reporting periods in fiscal years beginning after November 15, 2007. The Company adopted the applicable provisions of ASC 820 effective January 1, 2008.

FASB ASC Topic 825, Financial Instruments (“ASC 825”), delayed the effective date of the application of ASC 820 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Nonrecurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of ASC 820 primarily include those measured at fair value in goodwill and long-lived asset impairment testing, those initially measured at fair value in a business combination, and nonfinancial liabilities for exit or disposal activities.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3 – Unobservable inputs based on the company’s own assumptions.

The Company’s financial liabilities, which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy at December 31, 2010 and March 31, 2011, and are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2010
Financial liabilities:
Interest rate swap	$—	$654	$—	$654
Contingent consideration	—	—	6,202	6,202

As of March 31, 2011
Financial liabilities:
Interest rate swap	—	484	—	484
Contingent consideration	—	—	5,676	5,676

The fair value of the interest rate swap is determined using observable market inputs, such as current interest rates, and considers nonperformance risk of the Company and that of its counterparties.

The contingent consideration relates to earnout provisions recorded in conjunction with certain acquisitions completed in 2009 and 2010 (see note 3).

In February 2007, the FASB issued ASC 825, which permits entities to choose to measure many financial instruments and certain other items at fair value. This provision of ASC 825 is effective for fiscal years beginning after November 15, 2007.  As the Company did not elect the fair value option, the adoption of this provision of ASC 825 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows for the three months ended March 31, 2010 and 2011.

(p)           Comprehensive (Loss) Income

Comprehensive (loss) income consists of two components, net loss and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under GAAP are recorded as a component of stockholders’ equity but are excluded from net loss. The Company’s other comprehensive income consists of foreign currency translation adjustments from those business units not using the U.S. dollar as their functional currency.

(q)           Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13 (“ASU 2009-13”) addressing revenue arrangements with multiple deliverables. The new guidance establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, requires the allocation of arrangement consideration to all deliverables using the relative selling price method, and significantly expands disclosure requirements. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted the provisions of ASU 2009-13 effective January 1, 2011 and this adoption did not have a material impact on its consolidated financial position, results of operations and cash flows.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations.  The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures under FASB ASC Topic 805 (“ASC 805”), Business Combinations, to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011.  The Company adopted the provisions of ASU 2010-29 effective January 1, 2011.  The adoption of ASU 2010-29 did not have a material impact on the Company’s consolidated financial statements for the three months ended March 31, 2011.  The Company included the expanded disclosure requirements required under ASU 2010-29 for all acquisitions completed in 2011 (see note 3).

(3)           Acquisitions

ExamWorks operates in a highly fragmented industry and has completed numerous acquisitions since July 14, 2008. A key component of ExamWorks’ acquisition strategy is growth through acquisitions that expand its geographic coverage, provide new or complementary lines of business, expand its portfolio of services and that increase its market share.

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

 (a)           2010 Acquisitions

Metro Medical Acquisition

On March 26, 2010, ExamWorks acquired substantially all of the assets and assumed certain liabilities of Metro Medical Services, LLC (“Metro Medical”) for aggregate consideration of $13.5 million, comprised of $13.0 million cash consideration less cash acquired of $722,000 and 589,930 shares of the Company’s common stock with an estimated fair value of $1.3 million. In conjunction with the Metro Medical acquisition, the Company incurred transaction costs of $101,000 which were reported in selling, general and administrative expenses in the Company’s 2010 consolidated statement of operations. The Metro Medical acquisition enabled the Company to further expand its operations in the northeastern region of the United States.

The final allocation of consideration for the Metro Medical acquisition is summarized as follows (in thousands):

	Preliminary		Final
	purchase price		Purchase price
	allocation	Adjustments/	allocation
	December 31, 2010	reclassifications	March 31, 2011
Equipment and leasehold improvements	$186	$—	$186
Customer relationships	4,715	—	4,715
Tradename	1,458	—	1,458
Covenants not to compete	66	—	66
Technology	100	—	100
Goodwill	5,601	—	5,601
Deferred tax asset associated with step-up in book basis	680	—	680
Assets acquired and liabilities assumed, net	682	—	682
Totals	$13,488	$-	$13,488

In 2011, the Company finalized the purchase price allocation with no adjustments to the purchase price.  The goodwill and other intangible assets resulting from the Metro Medical acquisition are expected to be deductible for tax purposes.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Direct IME Acquisition

On June 30, 2010, ExamWorks acquired substantially all of the assets and assumed certain liabilities of Direct IME, a partnership (“Direct IME”), for aggregate consideration of $13.6 million, comprised of $11.9 million cash consideration less cash acquired of $50,000, 507,606 shares of the Company’s common stock with an estimated fair value of $1.4 million and $351,000 of contingent consideration. The acquisition agreement contains a clawback provision whereby certain revenue and profitability targets must be met for a period of two years. The Company expects Direct IME to achieve the targeted levels. Additionally, the acquisition agreement contains contingent consideration in the form of an earnout provision based upon the achievement of certain revenue and profitability targets. Any contingent consideration is payable at the end of a two-year period. The fair value of the contingent consideration will be adjusted quarterly based primarily on variations in the expected performance of the acquired businesses with the change being recorded as other (income) expense in the accompanying consolidated statements of operations. For the three months ended March 31, 2011, the Company recorded additional contingent consideration of $69,000 resulting primarily from the change in the value of the earnout.  As of March 31, 2011, the range of outcomes and the assumptions used to develop the estimate have not changed. In conjunction with the Direct IME acquisition, the Company incurred transaction costs of $194,000 which were reported in selling, general and administrative expenses in the Company’s 2010 consolidated statement of operations. The Direct IME acquisition enabled the Company to expand operations into the Canadian market.

The preliminary allocation of consideration for the Direct IME acquisition is summarized as follows (in thousands):

	Preliminary		Preliminary
	purchase price		Purchase price
	allocation	Adjustments/	allocation
	December 31, 2010	reclassifications	March 31, 2011
Equipment and leasehold improvements	$34	$—	$34
Customer relationships	5,416	—	5,416
Tradename	720	—	720
Covenants not to compete	33	—	33
Technology	48	—	48
Goodwill	5,708	—	5,708
Deferred tax asset associated with step-up in book basis	815	—	815
Assets acquired and liabilities assumed, net	855	—	855
Totals	$13,629	$-	$13,629

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

Verity Acquisition

On August 6, 2010, ExamWorks acquired substantially all of the assets and assumed certain liabilities of Verity Medical, Inc. (“Verity Medical”), for cash consideration of $14.0 million. In conjunction with the Verity Medical acquisition, the Company incurred transaction costs of $138,000 which were reported in selling, general and administrative expenses in the Company’s 2010 consolidated statement of operations. The Verity Medical acquisition enabled the Company to further expand its operations in the midwestern region of the United States.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The preliminary allocation of consideration for the Verity Medical acquisition is summarized as follows (in thousands):

	Preliminary		Preliminary
	purchase price		Purchase price
	allocation	Adjustments/	allocation
	December 31, 2010	reclassifications	March 31, 2011
Equipment and leasehold improvements	$46	$—	$46
Customer relationships	6,063	—	6,063
Tradename	1,036	—	1,036
Covenants not to compete	51	—	51
Technology	83	—	83
Goodwill	6,160	22	6,182
Deferred tax asset associated with step-up in book basis	12	—	12
Assets acquired and liabilities assumed, net	540	(22)	518
Totals	$13,991	$-	$13,991

The goodwill and other intangible assets resulting from the Verity Medical acquisition are expected to be deductible for tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

UK Independent Medical Acquisition

On September 7, 2010, ExamWorks acquired 100% of the outstanding share capital of UK Independent Medical Services Limited (“UKIM”) for aggregate consideration of $16.0 million, comprised of $14.5 million cash consideration and 253,003 shares of the Company’s common stock with an estimated fair value of $1.5 million. In conjunction with the UKIM acquisition, the Company incurred transaction costs of $447,000 which were reported in selling, general and administrative expenses in the Company’s 2010 consolidated statement of operations. The UKIM acquisition enabled the Company to expand operations into the UK market.

The preliminary allocation of consideration for the UKIM acquisition is summarized as follows (in thousands):

	Preliminary		Preliminary
	purchase price		Purchase price
	allocation	Adjustments/	allocation
	December 31, 2010	reclassifications	March 31, 2011
Equipment and leasehold improvements	$152	$—	$152
Customer relationships	3,238	—	3,238
Tradename	1,704	—	1,704
Covenants not to compete	5	—	5
Technology	107	—	107
Goodwill	2,895	686	3,581
Deferred tax asset associated with step-up in book basis	1,163	—	1,163
Assets acquired and liabilities assumed, net	6,358	(313)	6,045
Totals	$15,622	$373	$15,995

In 2011, the Company recorded an adjustment to working capital resulting in an increase to total consideration paid of $373,000.  The goodwill and other intangible assets resulting from the UKIM acquisition are expected to be deductible for U.S. federal income tax purposes.  The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change.  Such changes are not expected to be significant.  The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Other 2010 Acquisitions

Additionally, in 2010, the Company completed the following individually insignificant acquisitions, as defined in SEC Regulation S-X Rule 3-05, with an aggregate purchase price of $70.3 million, comprised of $62.8 million cash consideration less cash acquired of $1.0 million, 1,685,312 shares of the Company’s common stock with an estimated fair value of $5.9 million, $1.7 million of seller debt in the form of subordinated unsecured notes payable, and $786,000 of contingent consideration. A portion of this debt may be settled, at the election of the seller, with 135,282 shares of the Company’s common stock.  In conjunction with the other 2010 acquisitions, the Company incurred transaction costs of $1.2 million, which were reported in selling, general and administrative expenses in the Company’s 2010 consolidated statement of operations. These acquisitions expanded the geographic coverage and, to a lesser extent, enhanced the service offering of the Company.

Company name	Form of acquisition	Date of acquisition
American Medical Bill Review, Inc. (“AMBR”)	Substantially all of the assets and assumed certain liabilities	March 15, 2010
Medical Evaluations, Inc. (“MEI”)	Substantially all of the assets and assumed certain liabilities	March 15, 2010
401 Diagnostics, Inc.	Substantially all of the assets and assumed certain liabilities	June 30, 2010
Independent Medical Services Corporation	Substantially all of the assets and assumed certain liabilities	June 30, 2010
Network Medical Review Co. Ltd.	100% of the outstanding common stock	June 30, 2010
SOMA Medical Assessments, Inc.	Substantially all of the assets and assumed certain liabilities	June 30, 2010
Exigere Corporation	100% of the outstanding common stock	August 6, 2010
Health Cost Management, LLC	Substantially all of the assets and assumed certain liabilities	September 1, 2010
BME Gateway, Inc.	Substantially all of the assets and assumed certain liabilities	October 1, 2010
Royal Medical Consultants, Inc.	Substantially all of the assets and assumed certain liabilities	December 20, 2010

The preliminary allocation of consideration for these acquisitions is summarized as follows (in thousands):

	Preliminary		Preliminary
	purchase price		Purchase price
	allocation	Adjustments/	allocation
	December 31, 2010	reclassifications	March 31, 2011
Equipment and leasehold improvements	$792	$—	$792
Customer relationships	24,814	—	24,814
Tradename	5,984	—	5,984
Covenants not to compete	242	—	242
Technology	1,219	—	1,219
Goodwill	37,513	197	37,710
Net deferred tax liability associated with step-up in book basis	(2,540)	—	(2,540)
Assets acquired and liabilities assumed, net	2,294	(246)	2,048
Totals	$70,318	$(49)	$70,269

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

In 2011, the Company recorded an adjustment to working capital resulting in a decrease to total consideration paid of $49,000.  The Company expects to make further adjustments to the purchase price allocation of certain acquisitions, excluding AMBR and MEI which are considered final as of March 31, 2011, principally resulting from working capital and tax related adjustments, in accordance with the purchase agreements. One of the acquisition agreements contains a clawback provision whereby certain revenue and profitability targets must be met for a period of two years. The Company expects this acquisition to achieve the targeted levels. Additionally, this acquisition agreement contains contingent consideration in the form of an earnout provision based upon the achievement of certain revenue and profitability targets. At the date of acquisition, the Company recorded $536,000 as the estimate of the fair value of the contingent consideration related to this acquisition. Any contingent consideration is payable at the end of a two-year period. The fair value of the contingent consideration will be adjusted quarterly based primarily on variations in the expected performance of the acquired businesses with the change being recorded as other (income) expense in the accompanying consolidated statements of operations. For the three months ended March 31, 2011, the Company recorded additional contingent consideration of $18,000 resulting primarily from the change in the value of the earnout.  As of March 31, 2011, the range of outcomes and the assumptions used to develop the estimate have not changed. Goodwill of $23.9 million and other intangible assets of $21.7 million are expected to be deductible for tax purposes.

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

(b)           2011 Acquisitions

MES Group, Inc. Acquisition

On February 28, 2011, the Company completed the acquisition of 100% of the outstanding stock of MES Group, Inc. (“MES”) for aggregate consideration of $215.0 million, comprised of $175.0 million cash consideration, 1,424,501 shares of Company common stock with a fair value of $30.0 million  (using a value of  $21.07 per share, the closing price of the Company’s common stock on February 28, 2011), and $10.0 million of assumed indebtedness under MES’ credit facility, which was paid off at closing. In conjunction with the MES acquisition, the Company incurred transaction costs of $1.5 million, of which $439,000 were incurred in the first quarter of 2011 and are reported in selling, general and administrative expenses in the Company’s accompanying 2011 consolidated statement of operations. The MES acquisition broadens the Company’s product portfolio, customer base and increases the Company’s market share in the U.S.

The preliminary allocation of consideration for the MES acquisition is summarized as follows (in thousands):

Preliminary
purchase price
allocation
March 31, 2011
Property, equipment and leasehold improvements	$1,800
Customer relationships	37,003
Tradename	16,805
Covenants not to compete	511
Technology	762
Goodwill	160,540
Net deferred tax liability associated with step-up in book basis	(18,316)
Assets acquired and liabilities assumed, net	15,909
Totals	$215,014

       The goodwill and other intangible assets resulting from the MES acquisition are not expected to be deductible for tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.  The MES acquisition contributed $13.2 million in revenues and $1.2 million in operating income for the three months ended March 31, 2011.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Other 2011 Acquisition

On February 18, 2011, the Company acquired 100% of the outstanding common stock of National IME (“National IME”) for $2.5 million, comprised of $2.3 million cash consideration and 11,927 shares of the Company’s common stock with a fair value of $250,000 (using a value of $21.33 per share, the closing price of the Company’s common stock on February 18, 2011). In conjunction with the National IME acquisition, the Company incurred transaction costs of $46,000, of which $4,000 were incurred in the first quarter of 2011 and are reported in selling, general and administrative expenses in the Company’s accompanying 2011 consolidated statement of operations. The National IME acquisition increased the Company’s presence in the Canadian market.

The preliminary allocation of consideration for the National IME acquisition is summarized as follows (in thousands):

Preliminary
purchase price
allocation
March 31, 2011
Customer relationships	$1,060
Tradename	254
Goodwill	1,576
Net deferred tax liability associated with step-up in book basis	(356)
Assets acquired and liabilities assumed, net	(5)
Totals	$2,529

The goodwill and other intangible assets resulting from the National IME acquisition are not expected to be deductible for tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change.  Such changes are not expected to be significant.  The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.  The National IME acquisition contributed $220,000 in revenues and $24,000 in operating income for the three months ended March 31, 2011.

(c)           Pro forma Financial Information

The unaudited pro forma results of operations for the three months ended March 31, 2010 and March 31, 2011 assumes that the 2010 and 2011 acquisitions were completed on January 1, 2010.

For the three months ended March 31, 2010 and March 31, 2011, the pro forma results include adjustments to reflect additional interest expense of $3.6 million and $1.2 million, respectively, associated with the funding of the acquisitions assuming that acquisition related debt was incurred on January 1, 2010.  In addition, incremental depreciation and amortization expense was recorded as if the acquisitions had occurred on January 1, 2010 and amounted to $6.6 million and $1.7 million for the three months ended March 31, 2010 and 2011, respectively.  Finally, adjustments of $5.6 million and $3.8 million were made to selling, general and administrative expenses for the three months ended March 31, 2010 and 2011, respectively, principally related to certain salary and other personal  expenses attributable to the previous owners of the acquired businesses.  These adjustments represent contractual reductions and are considered to be non-recurring and are not expected to have a continuing impact on the operations of the Company.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Three months ended
	March 31,
	2010	2011
Pro forma revenues	$87,372	$87,840
Pro forma net income (loss)	309	(224)

Pro forma income (loss) per
share:
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective as of January 1 of the respective years or of future operations of the Company.

(4)           Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements at December 31, 2010 and March 31, 2011, consist of the following (in thousands):

	Estimated
	useful	December 31,	March 31,
	lives	2010	2011
Building	15 years	$—	$600
Computer and office equipment	3 years	5,738	6,909
Furniture and fixtures	3 – 5 years	1,379	1,993
Leasehold improvements	Lease term	295	423
		7,412	9,925
Less accumulated depreciation and amortization		2,542	3,282
Total		$4,870	$6,643

Depreciation expense was $212,000 and $736,000 for the three months ended March 31, 2010 and 2011, respectively.

(5)           Goodwill and Intangible Assets

Goodwill at December 31, 2010 and March 31, 2011 consists of the following (in thousands):

	December 31,	March 31,
	2010	2011
Balance at beginning of period	$32,395	$90,582
Goodwill acquired during the period	57,877	162,116
Adjustments to prior year acquistitions	(303)	905
Effect of foreign currency translation	613	642
Balance at end of period	$90,582	$254,245

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Intangible assets at December 31, 2010 and March 31, 2011, consist of the following (in thousands):

		December 31, 2010
		Gross
		carrying	Accumulated	Net carrying
	Estimated useful lives	amount	amortization	value
Amortizable intangible assets:
Customer relationships	40 to 42 months	$70,163	$(19,130)	$51,033
Tradenames	45 months	17,883	(4,606)	13,277
Covenants not to compete	36 months	1,729	(841)	888
Technology	24 to 40 months	3,427	(1,711)	1,716
Totals		$93,202	$(26,288)	$66,914

		March 31, 2011
		Gross
		carrying	Accumulated	Net carrying
	Estimated useful lives	amount	amortization	value
Amortizable intangible assets:
Customer relationships	40 to 60 months	$108,704	$(25,138)	$83,566
Tradenames	45 to 84 months	34,803	(6,047)	28,756
Covenants not to compete	36 months	2,500	(1,007)	1,493
Technology	24 to 40 months	4,196	(2,036)	2,160
Totals		$150,203	$(34,228)	$115,975

The aggregate intangible amortization expense was $2.8 million and $7.9 million for the three months ended March 31, 2010 and 2011, respectively.  The estimated future amortization expense of intangible assets is as follows (in thousands):

		Amount
Nine months ended December 31, 2011		$27,641
Year ended December 31:
	2012	32,709
	2013	27,478
	2014	11,913
	2015	9,801
Thereafter		6,433
	Total	$115,975

(6)           Accrued Expenses

Accrued expenses at December 31, 2010 and March 31, 2011 consist of the following (in thousands):

	December 31,	March 31,
	2010	2011
Accrued compensation and benefits	$1,647	$4,521
Accrued professional fees	1,775	647
Accrued income and other taxes	2,235	2,750
Accrued medical panel fees	284	276
Accrued value added tax	2,829	2,993
Other accrued expenses	644	718
Total	$9,414	$11,905

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(7)           Stockholders’ Equity

During the three months ended March 31, 2011, the Company issued approximately 1.4 million shares of common stock, with a fair value of $30.3 million, to fund the stock consideration of the acquisitions completed in 2011.

During the three months ended March 31, 2011, the Company issued approximately 68,000 shares of common stock to settle stock options exercised during the period.

(8)           Related Party Transactions

The Bank of America Senior Revolving Credit Facility contains a provision requiring the Company to use a third party to perform financial due diligence for acquisitions exceeding a certain size. With the approval of the senior lender, the Company engaged RedRidge Finance Group (“RedRidge”) to assist it with financial due diligence and incurred $174,000 and $44,000 in fees in acquisition related work performed during the three months ended March 31, 2010 and 2011, respectively.   P&P Investment, LLC (“P&P”), a company owned by Richard Perlman, Executive Chairman of the Company, and James Price, Chief Executive Officer of the Company, are minority owners of RedRidge.  P&P, Mr. Perlman and Mr. Price have entered into a letter agreement under which P&P waived any right it had to any portion of the diligence fees paid by the Company to RedRidge and agreed that such fee, minus amounts paid to RedRidge’s employees, would be paid solely to RedRidge’s majority owner.

In June 2010, the Company entered into a lease agreement with Compass Partners L.L.C. (“Compass”) for corporate office space located at 655 Madison Avenue, 23rd Floor, New York, NY. Compass is the general partner of our majority shareholder, ExamWorks Holdings, LLLP.  The Company’s Executive Chairman, Richard Perlman, owns 99% of Compass and his wife owns the remaining 1%.  Pursuant to the lease, which runs from April 1, 2010 through June 30, 2014, the Company paid Compass a rental fee of $10,080 per month in 2010, which fee was subject to increase commencing January 1, 2011 based on a proportionate pass through of base rent increases and increases for property taxes and building operating expenses. Prior to the entry into this lease agreement, the Company did not incur costs in excess of $120,000 per year with respect to leasing this corporate office space. The Company paid Compass $33,000 in rental payments during the three months ended March 31, 2011.

 (9)           Commitments and Contingencies

(a)           Lease Commitments

The Company and its subsidiaries lease office space under noncancelable operating leases with various expiration dates from 2011 through 2019.

Future minimum lease payments under the operating leases for the nine months ended December 31, 2011 and in each of the years subsequent to December 31, 2011 are as follows (in thousands):

Amount
Nine months ended December 31, 2011	$5,519
Year ended December 31:
2012	5,481
2013	3,605
2014	2,449
2015	1,814
Thereafter	2,237
Total	$21,105

Related rent expense was $690,000 and $1.5 million for the three months ended March 31, 2010 and 2011, respectively.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(b)           Employee Benefit Plans

The Company and its subsidiaries each sponsor a separate voluntary defined contribution pension plan under Section 401(k) of the Internal Revenue Code. The plans cover substantially all employees that meet specific age and length of service requirements. The Company and its subsidiaries have various matching and vesting arrangements within their individual plans. For the three months ended March 31, 2010, the Company recorded $4,000 in compensation expense related to these plans. The Company did not record any compensation expense related to these plans for the three months ended March 31, 2011.

(c)           Letter of Credit

As of December 31, 2010 and March 31, 2011, the Company had $220,000 in outstanding under letters of credit which are used to secure two of the Company’s leased office facilities.

(10)         Long-Term Debt

	December 31,	March 31,
	2010	2011
Senior Revolving Credit Facility, Bank of America, N.A. (a)	$—	$165,000
Discount facility, Barclays (b)	4,998	5,308
Various subordinated unsecured notes payable; maturing at various dates from 2011 through 2014 (c)	4,858	4,629
	9,856	174,937
Less current portion	2,312	2,298
	$7,544	$172,639

(a)
The Company entered into a senior revolving credit facility agreement dated November 2, 2010, (“Bank of America Senior Revolving Credit Facility”). The facility initially consisted of a $180.0 million revolving credit facility. The facility is available to finance the Company’s acquisition program and working capital needs. On February 9, 2011, the Company exercised the accordion feature of the Bank of America Senior Revolving Credit Facility, increasing the facility from $180.0 million to $245.0 million.  On May 6, 2011, the Company increased and fully exercised the accordion features of the Bank of America Senior Revolving Credit Facility.  The increase and exercise of the accordion feature increased the committed capacity of the credit facility by $55.0 million, from a total of $245.0 million to a total of $300.0 million.  Concurrently with the foregoing, the Company amended the Bank of America Senior Revolving Credit Facility to, among other things, (i) permit its maximum senior leverage ratio to temporarily increase from 3.0 to 1 to 3.50 to 1 for the quarters ending June 30 and September 30, 2011 and 3.25 to 1 for the quarter ending December 31, 2010 and 3.0 to 1 thereafter;  and (ii) permit the netting of unrestricted domestic cash in excess of $2.5 million but not exceeding $12.5 million against funded indebtedness for purposes of calculating leverage ratios.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Borrowings under the Bank of America Senior Revolving Credit Facility, as amended, bear interest, at either (i) LIBOR plus the applicable margin or (ii) a base rate (equal to the highest of (a) the federal funds rate plus 0.5%, (b) the Bank of America prime rate and (c) LIBOR (using a one month-period) plus 1.0%), plus the applicable margin, as the Company elects. The applicable margin means a percentage per annum determined in accordance with the following table:

		Commitment
Pricing		Fee/Unused	Letter of	Eurocurrency	Base Rate
Tier	Consolidated Leverage Ratio	Line Fee	Credit Fee	Rate Loans	Loans
1	> 3.0 to 1.0	0.50%	4.00%	4.00%	3.00%
2	> 2.50 to 1.0 but < 3.0 to 1.0	0.50%	3.75%	3.75%	2.75%
3	< 2.50 to 1.0 but > 1.75 to 1.0	0.625%	3.50%	3.50%	2.50%
4	< 1.75 to 1.0 but > 1.0 to 1.0	0.625%	3.25%	3.25%	2.25%
5	< 1.0 to 1.0	0.75%	3.00%	3.00%	2.00%

In the event of default, the outstanding indebtedness under the facility will bear interest at an additional 2%.

The Bank of America Senior Revolving Credit Facility contains restrictive covenants, including among other things financial covenants requiring the Company to not exceed a maximum consolidated senior leverage coverage ratio, a maximum total consolidated leverage ratio and to maintain a minimum consolidated fixed charge coverage ratio. The Bank of America Senior Revolving Credit Facility also restricts the Company’s ability (subject to certain exceptions) to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and make other payments in respect of capital stock, make certain investments, sell assets, change its lines of business, enter into transactions with affiliates and other corporate actions.

(b)
On September 29, 2010, the Company’s indirect wholly-owned subsidiary UKIM entered into a Sales Finance Agreement (the “UKIM SFA”) with Barclays Bank PLC (“Barclays”), pursuant to which Barclays will provide UKIM a working capital facility of up to £5,000,000, subject to the terms and conditions of the UKIM SFA. The working capital facility bears a discount margin of 2.5% over Base Rate (0.5% rate on March 31, 2011) and serves to finance UKIM’s unpaid account receivables. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays Bank PLC and with the Bank of America Senior Revolving Credit Facility. As of March 31, 2011, the Company had $5.3 million outstanding under the working capital facility, resulting in approximately $2.7 million in availability.

On May 12, 2011, the Company’s indirect wholly-owned subsidiary Premex Group Limited (“Premex”) entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays will provide Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate and serves to finance Premex’s unpaid account receivables. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Bank of America Senior Revolving Credit Facility.

(c)
During 2009 and 2010, the Company issued seller debt in the form of subordinated unsecured notes payable with an estimated fair value of approximately $5.5 million relating to certain acquisitions (see note 3). These notes are unsecured and subordinated to the Bank of America Senior Revolving Credit Facility. Five notes payable totaling $4.4 million bear interest at 6%, and are payable quarterly with amounts ranging between $50,000 and $76,000, with maturity dates ranging from August 2011 through March 2013. The remaining balance of the notes payable, $1.1 million, are noninterest bearing and are payable annually with amounts ranging between $250,000 and $333,000, maturing in 2014. The Company made principal payments totaling $326,000 during the three months ended March 31, 2011.

As of March 31, 2011, future maturities of long-term debt were as follows (in thousands):

Amount
Nine months ended December 31, 2011	$2,298
Year ended December 31:
2012	1,847
2013	170,520
2014	272
Total	$174,937

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(11)         Financial Instruments

The FASB issued ASC Topic 815, Derivatives and Hedging (“ASC 815”), which establishes accounting and reporting standards for derivative instruments. ASC 815 requires an entity to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Derivatives that do not qualify as a hedge must be adjusted to fair value in earnings. If the derivative does qualify as a hedge under ASC 815, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedge’s change in fair value will be immediately recognized in earnings.

In August 2008, in order to protect against interest rate exposure on its variable-rate debt, the Company entered into an interest rate swap to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed interest rate of 4.36% with a notional amount of $8.3 million and $7.9 million as of December 31, 2010 and March 31, 2011, respectively.  The Company did not meet the criteria for hedge accounting under ASC 815, thus the difference between its amortized cost and its fair value resulted in an unrealized loss (gain) at March 31, 2010 and 2011, of $25,000 and $(170,000), respectively, and such amount was reported in other expenses on the accompanying consolidated statements of operations.

The Company does not enter into derivative transactions for speculative purposes.

(12)         Income Taxes

In preparing its financial statements, the Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. During the year ended December 31, 2010, the Company generated $5.2 million of federal taxable income.  For the three months ended March 31, 2010 and March 31, 2011, the Company had an income tax benefit of $589,000 and $371,000, respectively.

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

As of December 31, 2010, the liability related to unrecognized tax benefits was approximately $176,000. The Company recorded an additional liability for unrecognized tax benefits in the three months ended March 31, 2011 of $8,000 related to interest and penalties on prior year tax positions.  The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

The following table summarizes the activity related to the unrecognized tax benefits for the period ended March 31, 2011 (in thousands):

Balance at January 1, 2011	$176
Increase to prior year tax positions	8
Increase to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—
Decrease related to settlements	—
Balance at March 31, 2011	$184

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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

 (13)        Segment and Geographical Information

The Company complies with FASB ASC Topic 280, Segment Reporting, (“ASC 280”). ASC 280, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. Based on the provisions of ASC 280, the Company has determined that it operates in one segment. The Company manages its resources and assesses its performance on an enterprise-wide basis. The Company’s product groups qualify for aggregation under ASC 280 due to their similarities in customer base, economic characteristics, and the nature of products and services provided.

For the three months ended March 31, 2010, all of the Company’s revenues were generated in the U.S.  For the three months ended March 31, 2011, $56.9 million, $4.7 million and $5.0 million of the Company’s revenues were generated in the U.S., Canada and the U.K., respectively.  As of December 31, 2010, total long-lived assets located in the U.S., Canada and the U.K. were $139.4 million, $26.3 million and $8.8 million, respectively.  As of March 31, 2011, total long-lived assets located in the U.S., Canada and the U.K. were $343.0 million, $29.0 million and $9.5 million, respectively.

(14)         Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date of this filing and identified the following items:

Exercise of Accordion and Amendment Under Senior Revolving Credit Facility

On May 6, 2011, the Company increased and fully exercised the accordion features of the Bank of America Senior Revolving Credit Facility.  The increase and exercise of the accordion feature increased the committed capacity of the credit facility by $55.0 million, from a total of $245.0 million to a total of $300.0 million.  Concurrently with the foregoing, the Company amended the Bank of America Senior Revolving Credit Facility to, among other things, (i) permit its maximum senior leverage ratio to temporarily increase from 3.0 to 1 to 3.50 to 1 for the quarters ending June 30 and September 30, 2011 and 3.25 to 1 for the quarter ending December 31, 2010 and 3.0 to 1 thereafter;  and (ii) permit the netting of unrestricted domestic cash in excess of $2.5 million but not exceeding $12.5 million against funded indebtedness for purposes of calculating leverage ratios.

Premex Group Limited Acquisition

On May 10, 2011, the Company completed the acquisition of 100% of the outstanding share capital of Premex Group Limited for $108.4 million.  The Company paid total consideration consisting of $66.5 million in cash, 661,610 shares of Company common stock with a fair value of approximately $15.1 million (using a value of $22.85 per share, the closing price of the Company’s common stock on May 10, 2011) and $26.8 million of assumed indebtedness under Premex’s receivables facility which was paid off at closing.  ExamWorks financed the cash portion of the transaction with proceeds from the Bank of America Senior Revolving Credit Facility. The Premex acquisition increases the Company’s market share in the U.K. and broadens the Company’s product portfolio and customer base in the U.K.

Working Capital Facility

On May 12, 2011, the Company’s indirect wholly-owned subsidiary Premex Group Limited entered into a SFA with Barclays, pursuant to which Barclays will provide Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate and serves to finance Premex’s unpaid account receivables. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Bank of America Senior Revolving Credit Facility.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to “ExamWorks”, “the Company,” “we,” “our,” and “us” mean ExamWorks Group, Inc. and its consolidated subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q.  This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties.  Forward-looking statements convey current expectations or forecasts of future events for ExamWorks. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking. You can identify forward-looking statements by terminology such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” “can,” “continue,” or “may,” or the negative of these terms or other similar expressions that convey uncertainty of future events or outcomes. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this report, and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this report.

Our Business

       We are a leading provider of independent medical examinations, or “IMEs”, peer and bill reviews, and related services, which include litigation support services, administrative support services and medical record retrieval services. We were incorporated as a Delaware corporation on April 27, 2007. From July 14, 2008 through the date of this filing, we have acquired 31 IME businesses, including a leading provider of software solutions to the IME industry. We currently operate out of 42 service centers servicing all 50 U.S. states, Canada and the United Kingdom. In June 2010, we effected a corporate reorganization creating a holding company, ExamWorks Group, Inc., with ExamWorks, Inc. becoming a wholly-owned subsidiary of ExamWorks Group, Inc.  In the fourth quarter of 2010, we issued 9.3 million shares of our common stock in the IPO.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Significant Recent Developments

Exercise of Accordion and Amendment Under Senior Revolving Credit Facility

On May 6, 2011, we increased and fully exercised the accordion features of the Bank of America Senior Revolving Credit Facility.  The increase and exercise of the accordion feature increased the committed capacity of the credit facility by $55.0 million, from a total of $245.0 million to a total of $300.0 million.  Concurrently with the foregoing, we amended the Bank of America Senior Revolving Credit Facility to, among other things, (i) permit its maximum senior leverage ratio to temporarily increase from 3.0 to 1 to 3.50 to 1 for the quarters ending June 30 and September 30, 2011 and 3.25 to 1 for the quarter ending December 31, 2010 and 3.0 to 1 thereafter;  and (ii) permit the netting of unrestricted domestic cash in excess of $2.5 million but not exceeding $12.5 million against funded indebtedness for purposes of calculating leverage ratios.

Acquisition of Premex Group, Limited

On May 10, 2011, we completed the acquisition of 100% of the outstanding share capital of Premex Group Limited (“Premex”) for $108.4 million.  We paid total consideration consisting of $66.5 million in cash, 661,610 shares of our common stock with a fair value of approximately $15.1 million (using a value of $22.85 per share, the closing price of the Company’s common stock on May 10, 2011) and $26.8 million of assumed indebtedness under Premex’s receivables facility which was paid off at closing.  We financed the cash portion of the transaction with proceeds from our Bank of America Senior Revolving Credit Facility. The Premex acquisition increases our market share in the U.K. and broadens our product portfolio and customer base in the U.K.

Working Capital Facility

On May 12, 2011, our indirect wholly-owned subsidiary Premex Group Limited entered into a SFA with Barclays, pursuant to which Barclays will provide Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the SFA. The working capital facility bears a discount margin of 2.4% over Base Rate and serves to finance Premex’s unpaid account receivables. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Bank of America Senior Revolving Credit Facility.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Acquisitions

       We operate in a highly fragmented industry and have completed numerous acquisitions. A key component of our business strategy is growth through acquisitions that expand our geographic coverage, provide new or complementary lines of business, expand our portfolio of services, and increase our market share. Another central feature of our business strategy is to grow our business organically by selling additional services to existing clients, cross-selling into additional insurance lines of business and expanding our geographic footprint with existing clients. To date, we have completed the following 31 acquisitions:

Acquisition Date	Name
May 10, 2011	●	Premex Group Limited
February 28, 2011	●	MES Group, Inc.
February 18, 2011	●	National IME Centres Inc.
December 20, 2010	●	Royal Medical Consultants
October 1, 2010	●	BMEGateway
September 7, 2010	●	UK Independent Medical Services
September 1, 2010	●	Health Cost Management
August 6, 2010	●	Verity Medical
	●	Exigere
June 30, 2010	●	SOMA Medical Assessments
	●	Direct IME
	●	Network Medical Review
	●	Independent Medical Services
	●	401 Diagnostics
March 26, 2010	●	Metro Medical Services
March 15, 2010	●	American Medical Bill Review
	●	Medical Evaluations
December 31, 2009	●	Abeton
	●	Medical Assurance Group
	●	MedNet I.M.S.
	●	Qualmed
	●	IME Operations of Physicians Practice
August 14, 2009	●	The Evaluation Group
August 4, 2009	●	Benchmark Medical Consultants
July 7, 2009	●	IME Software Solutions
May 21, 2009	●	Florida Medical Specialists
	●	Marquis Medical Administrators
April 17, 2009	●	Ricwel
July 14, 2008	●	CFO Medical Services
	●	Crossland Medical Review Services
	●	Southwest Medical

Sources of Revenues and Expenses

Revenues

       We derive revenue primarily from fees charged for independent medical examinations, peer and bill reviews and other related services, which include litigation support services, administrative support services and medical record retrieval services. Revenues are recognized at the time services have been performed and, if applicable, at the time the report is shipped to the end user. We expect revenue to continue to increase through acquisition and organic growth.  Our revenue is derived from services performed in different geographic areas.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Depreciation and amortization

       Depreciation and amortization (“D&A”) expense consists primarily of amortization of our finite lived intangible assets obtained through acquisitions completed to date and, to a lesser extent, depreciation of equipment and leasehold improvements. We expect that depreciation and amortization expense will increase as we continue our acquisition strategy.

Results of Operations

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands):

	For the three months ended March 31,
	2010	2011
Revenues	$25,400	$66,588
Costs and expenses:
Costs of revenues	16,132	43,569
Selling, general and administrative expenses	6,011	14,328
Depreciation and amortization	2,977	8,609
Total costs and expenses	25,120	66,506
Income from operations	280	82
Interest and other expenses, net	1,464	1,012
Loss before income tax benefit	(1,184)	(930)
Income tax benefit	(589)	(371)
Net loss	$(595)	$(559)

Net loss per share attributable to common stockholders — basic and diluted	$(0.04)	$(0.02)

Weighted average shares outstanding - common stock - basic and diluted	13,943,454	32,739,428

Other Financial Data:
Adjusted EBITDA (1)	$4,166	$10,902

(1)	Adjusted EBITDA is a non-GAAP measure that is described and reconciled to net loss in the next section and is not a substitute for the GAAP equivalent.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

       Non-GAAP information should not be construed as an alternative to GAAP information, as the items excluded from the non-GAAP measures often have a material impact on our financial results. Management uses, and investors should use, non-GAAP measures in conjunction with our GAAP results.

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated (in thousands):

	For the three months ended March 31,
Reconciliation of Adjusted EBITDA	2010	2011
Net loss	$(595)	$(559)
Share-based compensation expense	114	977
Depreciation and amortization expense	2,977	8,609
Acquisition-related transaction costs	795	767
Other non-recurring costs(i)	—	467
Interest and other expenses, net	1,464	1,012
Provision (benefit) for income taxes	(589)	(371)
Adjusted EBITDA	$4,166	$10,902

(i)           Other non-recurring costs consist of severance and facility termination costs.

Comparison of the Three Months Ended March 31, 2011 and 2010

       Revenues. Revenues were $66.6 million for the three months ended March 31, 2011 compared to $25.4 million for the three months ended March 31, 2010, an increase of $41.2 million, or 162%. The change in revenues over the 2010 period was due to acquisitions completed in 2010 and 2011.

       On a pro forma basis, revenues were $87.8 million for the three months ended March 31, 2011 compared to $87.4 million for the three months ended March 31, 2010.  Pro forma revenues for the three months ended March 31, 2011 and March 31, 2010 assumes that the 2010 and 2011 acquisitions were completed on January 1, 2010.

       Costs of revenues. Costs of revenues were $43.6 million for the three months ended March 31, 2011 compared to $16.1 million for the three months ended March 31, 2010, an increase of $27.5 million, or 170%. The change in cost of revenues over the 2010 period was due to acquisitions completed in 2010 and 2011.  Costs of revenues as a percentage of revenues increased slightly from 64% for the three months ended March 31, 2010 to 65% for the period ended March 31, 2011. The increase was due to higher costs of revenues as a percentage of revenues for acquisitions completed in 2010 and 2011.

       Selling, general and administrative. SGA expenses were $14.3 million for the three months ended March 31, 2011 compared to $6.0 million for the three months ended March 31, 2010, an increase of $8.3 million, or 138%.  The change in SGA expenses over 2010 was due primarily to acquisitions completed in 2010 and 2011, with personnel expenses accounting for $5.0 million of this increase and the remainder resulting primarily from increases in rent, travel, phone, legal and insurance expenses.

       Depreciation and amortization. D&A expenses were $8.6 million for the three months ended March 31, 2011 compared to $3.0 million for the three months ended March 31, 2010, an increase of $5.6 million, or 189%. The increase in D&A expenses over the 2010 period was due primarily to additional amortization of finite-lived intangible and tangible assets related to acquisitions completed during 2010 and 2011.

       Interest and other expenses, net. Interest and other expenses, net were $1.0 million for the three months ended March 31, 2011 compared to $1.5 million for the three months ended March 31, 2010, a decrease of approximately $452,000, or 31%. Interest and other expenses, net decreased primarily due to adjustments on an interest rate swap and reductions in other expenses, offset by increased interest expenses and deferred loan cost amortization.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

       Income tax benefit. Income tax benefit was $371,000 for the three months ended March 31, 2011 compared with $589,000 for the three months ended March 31, 2010, a decrease of $218,000 or 37%.  Our effective income tax rate was 40% and 50% for the three months ended March 31, 2011 and 2010, respectively.  The tax rates in the 2010 period were impacted by state net operating losses and non deductible items.

       Net loss. For the foregoing reasons, net loss was $559,000 for the three months ended March 31, 2011 compared to $595,000 for the three months ended March 31, 2010, a decrease of $36,000 or 6%.

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

Credit Facilities

Credit Facility

       In November 2010, in conjunction with the initial public offering, we repaid $102.4 million of outstanding debt and terminated a credit facility.  This facility was replaced with a new senior revolving credit facility with Bank of America, N.A., as administrative agent and the other lenders party thereto (the “Bank of America Senior Revolving Credit Facility”), which following the exercises of the accordion feature in February 2011 and, subsequently in May 2011, provides for borrowings of up to $300.0 million. Up to $15.0 million of the Bank of American Senior Revolving Credit Facility may be in the form of letters of credit, and up to $15.0 million may be in the form of swingline loans. Loans under the Bank of America Senior Revolving Credit Facility will be used to fund our acquisition program (plans) and for general corporate purposes, including permitted acquisitions, and terminates in November 2013.

       On May 6, 2011, we increased and fully exercised the accordion features of the Bank of America Senior Revolving Credit Facility.  The increase and exercise of the accordion feature increased the committed capacity of the credit facility by $55.0 million, from a total of $245.0 million to a total of $300.0 million.  Concurrently with the foregoing, we amended the Bank of America Senior Revolving Credit Facility to, among other things, (i) permit its maximum senior leverage ratio to temporarily increase from 3.0 to 1 to 3.50 to 1 for the quarters ending June 30 and September 30, 2011 and 3.25 to 1 for the quarter ending December 31, 2011 and 3.0 to 1 thereafter;  and (ii) permit the netting of unrestricted domestic cash in excess of $2.5 million but not exceeding $12.5 million against funded indebtedness for purposes of calculating leverage ratios.

       Our obligations under the Bank of America Senior Revolving Credit Facility are guaranteed by each of our existing and future direct and indirect domestic subsidiaries, and such obligations are secured by substantially all of the assets of us and our domestic subsidiaries; however, in the case of our foreign subsidiaries, no more than 65% of the capital stock of first-tier subsidiaries shall be pledged, and no assets will be encumbered by liens in favor of our lenders.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

       Borrowings under the Bank of America Senior Revolving Credit Facility, as amended, bear interest, at either (i) LIBOR plus the applicable margin or (ii) a base rate (equal to the highest of (a) the federal funds rate plus 0.5%, (b) the Bank of America prime rate and (c) LIBOR (using a one month-period) plus 1.0%), plus the applicable margin, as we elect. The applicable margin means a percentage per annum determined in accordance with the following table:

		Commitment
Pricing		Fee/Unused	Letter of	Eurocurrency	Base Rate
Tier	Consolidated Leverage Ratio	Line Fee	Credit Fee	Rate Loans	Loans
1	> 3.0 to 1.0	0.50%	4.00%	4.00%	3.00%
2	> 2.50 to 1.0 but < 3.0 to 1.0	0.50%	3.75%	3.75%	2.75%
3	< 2.50 to 1.0 but > 1.75 to 1.0	0.625%	3.50%	3.50%	2.50%
4	< 1.75 to 1.0 but > 1.0 to 1.0	0.625%	3.25%	3.25%	2.25%
5	< 1.0 to 1.0	0.75%	3.00%	3.00%	2.00%

       In the event of default, the outstanding indebtedness under the Bank of America Senior Revolving Credit Facility will bear interest at an additional 2%.

       The Bank of America Senior Revolving Credit Facility contains restrictive covenants, including among other things financial covenants requiring us to not exceed a maximum consolidated senior leverage coverage ratio, a maximum total consolidated leverage ratio and to maintain a minimum consolidated fixed charge coverage ratio. The senior credit facility also restricts our ability (subject to certain exceptions) to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and make other payments in respect of capital stock, make certain investments, sell assets, change our lines of business, enter into transactions with affiliates and other corporate actions.  As of March 31, 2011, the Company was in full compliance with the financial covenants in the Bank of America Senior Revolving Credit Facility.

       The Bank of America Senior Revolving Credit Facility also includes events of default typical of these types of credit facilities and transactions, including, but not limited to, the nonpayment of principal, interest, fees or other amounts owing under the new senior credit facility, the violation of covenants, the inaccuracy of representations and warranties, cross defaults, insolvency, certain ERISA events, material judgments and change of control. The occurrence of an event of default could result in the lenders not being required to lend any additional amounts and the acceleration of obligations under the new senior credit facility, causing such obligations to be due and payable immediately, which could materially and adversely affect us.

       As of March 31, 2011, there was $165.0 million outstanding under the Bank of America Senior Revolving Credit Facility.  As of May 12, 2011, there was $255.0 million outstanding under the Bank of America Senior Revolving Credit Facility, the increase resulting from the Premex acquisition completed on May 10, 2011.

     Working Capital Facility

       On September 29, 2010, our indirect wholly-owned subsidiary UK Independent Medical Services Limited (“UKIM”) entered into a Sales Finance Agreement (“SFA”) with Barclays Bank PLC (“Barclays”), pursuant to which Barclays will provide UKIM a working capital facility of up to £5,000,000, subject to the terms and conditions of the SFA. The working capital facility bears a discount margin of 2.5% over Base Rate (0.5% rate on March 31, 2011) and serves to finance UKIM’s unpaid account receivables. The working capital facility will operate on a co-terminus and cross-default basis with other facilities provided by Barclays Bank PLC and with our new senior credit facility with Bank of America, N.A. As of March 31, 2011, we had $5.3 million outstanding under the working capital facility, resulting in approximately $2.7 million in availability.

       On May 12, 2011, our indirect wholly-owned subsidiary Premex Group Limited (“Premex”) entered into a SFA with Barclays, pursuant to which Barclays will provide Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the SFA. The working capital facility bears a discount margin of 2.4% over Base Rate and serves to finance Premex’s unpaid account receivables. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Bank of America Senior Revolving Credit Facility.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Cash Flow Summary

       Cash and cash equivalents were $15.4 million at March 31, 2011 compared to $10.1 million at March 31, 2010.

       Our cash flows from operating, investing and financing activities, as reported in our consolidated financial statements included elsewhere in this report, are summarized as follows:

	For the three months ended March 31,
	2010	2011
Net cash provided by operating activities	$2,762	$6,266
Net cash used in investing activities	(24,853)	(189,596)
Net cash provided by financing activities	30,706	165,007
Exchange rate impact on cash and cash equivalents	—	80
Net increase (decrease) in cash and cash equivalents	$8,615	$(18,243)

       Operating Activities. Net cash provided by operating activities was $6.3 million in the three months ended March 31, 2011 as compared with net cash provided by operating activities of $2.8 million in the three months ended March 31, 2010.  Net cash provided by operating activities for 2011 consisted of our net loss of $559,000 which was offset by net non-cash charges of $7.3 million (including $8.6 million in depreciation and amortization and $977,000 from share based compensation expenses, offset by a net decrease in deferred income taxes of $2.6 million) and a decrease in working capital of approximately $514,000 in 2011 (primarily driven by increases in accounts receivable and prepaid expenses and other current assets offset by increases in accounts payable). Net cash provided by operating activities for 2010 consisted of our net loss of $595,000 which was offset by non-cash charges of $2.8 million (including $3.0 million in depreciation and amortization, offset by a net decrease in deferred income taxes of $594,000) and an increase in working capital of approximately $564,000 (primarily driven by increases in accounts payable and accrued expenses and other liabilities, offset by increases in accounts receivable).

       Investing Activities. Net cash used in investing activities was $189.6 million and $24.9 million in the three months ended March 31, 2011 and 2010, respectively.  This increase was directly attributable to cash paid for increased acquisition activity and capital asset purchases during 2011 and 2010 of approximately $189.3 million and $24.6 million, respectively.

       Financing Activities. Net cash provided by financing activities was $165.0 million and $30.7 million in the three months ended March 31, 2011 and 2010, respectively. The 2011 increase was primarily attributable to borrowings under the Bank of America Senior Revolving Credit Facility of $165.0 million, which was used to the fund the MES acquisition.  The 2010 increase was primarily attributable to the net issuance of preferred stock of $18.7 million, net borrowings under the previous term loan facility of $13.7 million, and net issuance of common stock of approximately $2.8 million, offset by the repayment of a note payable to a related party of $3.5 million and net repayments and borrowings under our previous revolving credit facility of approximately $600,000.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Contractual Obligations and Commitments

Our contractual cash payment obligations as of March 31, 2011 are set forth below:

			Payments due by year ending December 31,
		Period from
		April 1, 2011
		through
		December 31,
	Total	2011	2012	2013	2014	2015	Thereafter
				(In thousands)
Operating leases	$21,105	$5,519	$5,481	$3,605	$2,449	$1,814	$2,237
Amounts outstanding under Bank of America Senior Revolving Credit Facility	165,000	—	—	165,000	—	—	—
Amounts outstanding under working capital facility	5,308	—	—	5,308	—	—	—
Subordinated unsecured notes payable ahd deferred payments	4,975	2,450	1,942	249	334	—	—
Total:	$196,388	$7,969	$7,423	$174,162	$2,783	$1,814	$2,237

       As of March 31, 2011, we leased our office spaces for our corporate locations in Atlanta, Georgia and New York, New York and also for 40 of our service centers in various cities under non-cancelable lease agreements.

       We have certain contractual obligations including various debt agreements with requirements to make interest payments. These amounts are subject to the level of borrowings in future periods and the interest rate for the applicable periods, and therefore the amounts of these payments are not determinable. Based upon amounts outstanding at March 31, 2011 and applicable interest rates ranging between 0.0% and 6.0%, interest amounts are expected to be approximately $4.4 million for the nine months ended December 31, 2011, approximately $5.6 million per year for the years ended December 31, 2012 and 2013, and immaterial thereafter.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

       We performed our annual impairment review of goodwill in October 2010 and reviewed subsequent events through December 31, 2010 and determined that the carrying value of goodwill was not impaired as of year end. Further, we believe that there have been no facts or circumstances through the date of this filing that indicate an impairment of goodwill exists.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

       During the year ended December 31, 2010, we generated $5.2 million of federal taxable income.  For the three months ended March 31, 2010 and March 31, 2011, we had an income tax benefit of $589,000 and $371,000, respectively.

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

       Effective January 1, 2009, we adopted the provisions of ASC 740, Income Taxes (“ASC 740”), as it relates to uncertain tax positions. This guidance prescribes a comprehensive model for how a company should recognize, measure, present and disclosure in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. ASC 740 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. As of January 1, 2009, we recognized a liability for unrecognized tax liabilities of approximately $96,000.  As of December 31, 2010 the liability related to unrecognized tax benefits was $176,000 and we recognized an additional liability related to unrecognized tax benefits of $8,000 in the three months ended March 31, 2011.  We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

       In the first quarter of 2011, we issued approximately 1.5 million stock option awards to certain employees. The weighted average fair value of each stock option was $8.78 per option and the aggregate fair value was $13.4 million. All of these awards vest over a three-year period. All of these options could vest earlier in the event of a change in control or merger or other acquisition. Share-based compensation expense was $114,000 and $977,000 for the three months ended March 31, 2010 and 2011, respectively. At March 31, 2011, the unrecognized compensation expense related to stock option grants was $19.5 million with a remaining weighted average life of 2.2 years.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Level 1 — Quoted prices in active markets for identical assets or liabilities.

 Level 2 — Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

 Level 3 — Unobservable inputs based on the company’s own assumptions.

The Company’s financial liabilities, which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy at December 31, 2010 and March 31, 2011, and are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2010
Financial liabilities:
Interest rate swap	$—	$654	$—	$654
Contingent consideration	—	—	6,202	6,202

As of March 31, 2011
Financial liabilities:
Interest rate swap	—	484	—	484
Contingent consideration	—	—	5,676	5,676

The fair value of the interest rate swap is determined using observable market inputs, such as current interest rates, and considers nonperformance risk of the Company and that of its counterparties.

The contingent consideration relates to earnout provisions recorded in conjunction with certain acquisitions completed in 2009 and 2010.

In February 2007, the FASB issued authoritative guidance codified as ASC 825, which permits entities to choose to measure many financial instruments and certain other items at fair value. This provision of ASC 825 is effective for fiscal years beginning after November 15, 2007.  As the Company did not elect the fair value option, the adoption of this provision of ASC 825 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows for the three months ended March 31, 2010 and 2011.

Recent Accounting Pronouncements

       In October 2009, the FASB issued ASU 2009-13 (“ASU 2009-13”), addressing revenue arrangements with multiple deliverables. The new guidance establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, requires the allocation of arrangement consideration to all deliverables using the relative selling price method, and significantly expands disclosure requirements. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted the provisions of ASU 2009-13 effective January 1, 2011 and this adoption did not have a material impact on our consolidated financial position, results of operations and cash flows.

       In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations.  The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures under FASB ASC Topic 805 (ASC 805), Business Combinations, to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011.  We adopted the provisions of ASU 2010-29 effective January 1, 2011.  The adoption of ASU 2010-29 did not have a material impact on our consolidated financial statements for the three months ended March 31, 2011.  We included the expanded disclosure requirements required under ASU 2010-29 for all acquisitions completed in 2011.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

       There were various other accounting standards and interpretations issued during 2011 that we have not yet been required to adopt, none of which are expected to have a material impact on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

       Interest Rate Risk. As of March 31, 2011, we had cash and cash equivalents totaling approximately $15.4 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $14.2 million were held in the U.S. The U.S. amounts are insured in full against bank failure through June 30, 2012 under the Federal Deposit Insurance Corporation Temporary Liquidity Guarantee Program.

       Our outstanding debt of $165.0 million and $5.3 million at March 31, 2011 related to indebtedness under our senior revolving credit facility and discount facility, respectively, both of which contain a floating interest rate. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase in our variable rate debt would result in an increase of $1.7 million in our annual pre-tax net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at March 31, 2011.

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

       Foreign Exchange Risk. As of March 31, 2011, we have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. dollar.  Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently hedge our exposure to foreign currency exchange rate fluctuations given that the net difference between foreign currency denominated revenue and operating expenses is relatively small. In the future, however, we may hedge such exposure to foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures

       As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

       There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

       ExamWorks Group, Inc. is currently a party to various legal proceedings arising from the normal course of business activities.  While the Company does not presently believe that the ultimate outcome of such proceedings will have a material impact on its business, operating results or financial condition, litigation is subject to inherent uncertainties.  If an unfavorable ruling were to occur, it is possible that such ruling could have a material adverse impact on our business, operating results or financial condition in the period in which the ruling occurs.  Our current estimates of the potential impact from such legal proceedings could change in the future.

Item 1A. Risk Factors

       There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Acquisitions

       During the first quarter of fiscal year 2011, pursuant to the exemption from registration provided in Section 4(2) of the Securities Act, common stock was issued as a portion of the purchase price in connection with the acquisitions set forth below. The per share price set forth below represents the estimated fair market value of the shares at the time of issuance. No underwriters were involved in these sales of securities nor were any commissions paid as part of these sales.

Name	Acquisition Date	Number of Shares	Price Per Share
National IME Centres	February 18, 2011	11,927	$21.33
MES Group	February 28, 2011	1,424,501	$21.07

Dividend Policy

       Since the Company’s incorporation in 2007, the Company has not declared or paid any dividends on its common stock.  The Company currently intends to retain all of the Company’s  future earnings, if any, to finance the growth and development of the Company’s business and does not anticipate paying cash dividends for the foreseeable future.  The Company’s existing credit facility prohibits the Company from paying cash dividends, and any future financing agreements may prohibit the Company from paying any type of dividends.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Item 6. Exhibits

2.1	Stock Purchase Agreement dated as of January 11, 2011, by and among ExamWorks Group, Inc., ExamWorks, Inc., MES Group, Inc., George E. Turek, and the minority shareholders of MES Group, Inc., as set forth therein (incorporated by reference to Exhibit 2.1 to Form 8-K of the Registrant filed January 13, 2011).

10.1	First Amendment and Consent Agreement dated as of May 6, 2011, by and among ExamWorks Group, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and Lenders party thereto, amending the Credit Agreement dated as of October 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed May 10, 2011).

31.1	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          EXAMWORKS GROUP, INC.

Date: May 13, 2011	By:	/s/ J. Miguel Fernandez de Castro
J. Miguel Fernandez de Castro
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)