Form 10-Q
period 2011-06-30
ExamWorks Group, Inc.
filed 2011-08-10
CIK 1498021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2011.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-34930

EXAMWORKS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2909425
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3280 PEACHTREE ROAD, N.E., SUITE 2625
ATLANTA, GEORGIA 30305
(Address of principal executive offices)

Telephone Number (404) 952-2400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of August 5, 2011, ExamWorks Group, Inc. had 34,688,218 shares of Common Stock outstanding.

EXAMWORKS GROUP, INC.  AND SUBSIDIARIES
JUNE 30, 2011
FORM 10-Q QUARTERLY REPORT

PART 1. FINANCIAL INFORMATION
      ITEM 1. FINANCIAL STATEMENTS

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	December 31, 2010	June 30, 2011
Assets

Current assets:
Cash and cash equivalents	$33,624	$7,206
Accounts receivable, net	38,638	142,795
Other receivables	33	13
Prepaid expenses	2,175	4,393
Deferred tax assets	68	3,249
Other current assets	42	22
Total current assets	74,580	157,678
Property, equipment and leasehold improvements, net	4,870	7,495
Goodwill	90,582	277,891
Intangible assets, net	66,914	152,313
Deferred tax assets, noncurrent	7,669	—
Deferred financing costs, net	4,176	5,096
Other assets	271	425
Total assets	$249,062	$600,898
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$19,999	$51,231
Accrued expenses	9,414	28,250
Deferred revenue	272	835
Current portion of subordinated unsecured notes payable	2,312	2,143
Current portion of contingent earnout obligation	2,478	1,722
Other current liabilities	3,105	6,271
Total current liabilities	37,580	90,452
Senior revolving credit facility and working capital facilities	4,998	246,963
Long-term subordinated unsecured notes payable, less current portion	2,546	1,825
Long-term contingent earnout obligation, less current portion	2,032	1,461
Deferred tax liability, noncurrent	—	7,349
Other long-term liabilities	1,666	1,887
Total liabilities	48,822	349,937
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 50,000,000 shares; no shares issued and outstanding at December 31, 2010 and June 30, 2011	—	—
Common stock, $0.0001 par value; Authorized 250,000,000 shares; issued and outstanding 32,216,104 and 34,608,066 shares at December 31, 2010 and June 30, 2011, respectively	3	3
Additional paid-in capital	211,861	263,443
Accumulated other comprehensive income	1,216	986
Accumulated deficit	(12,840)	(13,471)
Total stockholders’ equity	200,240	250,961
Total liabilities and stockholders’ equity	$249,062	$600,898

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2010	2011	2010	2011

Revenues	$35,279	$106,742	$60,679	$173,330
Costs and expenses:
Costs of revenues	22,133	70,508	38,265	114,077
Selling, general and administrative expenses	8,372	21,654	14,383	35,982
Depreciation and amortization	3,570	11,475	6,547	20,084
Total costs and expenses	34,075	103,637	59,195	170,143
Income from operations	1,204	3,105	1,484	3,187
Interest and other expenses, net:
Interest expense, net	1,307	3,018	2,746	4,200
Loss (gain) on interest rate swap	40	(27)	65	(197)
Realized foreign currency loss	—	223	—	223
Total interest and other expenses, net	1,347	3,214	2,811	4,226
Loss before income taxes	(143)	(109)	(1,327)	(1,039)
Income tax benefit	(71)	(37)	(660)	(408)
Net loss	$(72)	$(72)	$(667)	$(631)

Per share data:
Net loss per share:
Basic and diluted	$—	$—	$(0.05)	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	15,270,593	34,222,475	14,621,853	33,489,308

Comprehensive Loss:
Net loss	$(72)	$(72)	$(667)	$(631)
Foreign currency translation adjustments	(131)	—	(131)	(230)
Total comprehensive loss	$(203)	$(72)	$(798)	$(861)

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,

	2010	2011
Operating activities:
Net loss	$(667)	$(631)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (gain) on interest rate swap	65	(197)
Depreciation and amortization	6,547	20,084
Amortization of deferred rent	(43)	(106)
Share-based compensation	298	3,022
Excess tax benefit related to share-based compensation	—	(1,886)
Provision for doubtful accounts	375	610
Amortization of deferred financing costs	320	918
Deferred income taxes	(742)	(2,563)
Other	—	223
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,830)	(2,623)
Prepaid expenses and other current assets	(697)	(689)
Accounts payable and accrued expenses	2,743	747
Deferred revenue and customer deposits	42	(764)
Other liabilities	414	248
Net cash provided by operating activities	6,825	16,393
Investing activities:
Cash paid for acquisitions, net	(61,890)	(280,542)
Purchases of equipment and leasehold improvements, net	(980)	(2,634)
Working capital and other settlements for acquisitions	(220)	(1,636)
Net cash used in investing activities	(63,090)	(284,812)
Financing activities:
Borrowings under revolving credit facilities	—	264,000
Net borrowings under working capital facilities	—	37,794
Excess tax benefit related to share-based compensation	—	1,886
Proceeds from the exercise of options and warrants	—	1,313
Borrowings under term loan	40,969	—
Issuance of preferred stock, net	32,421	—
Issuance of common stock, net	2,772	—
Payment of related party notes	(3,500)	—
Repayment of subordinated unsecured notes payable	(569)	(1,027)
Payment of deferred financing costs	(1,603)	(1,838)
Repayments under revolving credit facilities	(600)	(60,000)
Other	(70)	(275)
Net cash provided by financing activities	69,820	241,853
Exchange rate impact on cash and cash equivalents	—	148
Net increase (decrease) in cash and cash equivalents	13,555	(26,418)
Cash and cash equivalents, beginning of period	1,499	33,624
Cash and cash equivalents, end of period	$15,054	$7,206

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for acquisitions	$6,683	$45,386
Issuance of common stock for termination of agreement	$1,434	$—

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,985	$3,702
Cash paid for income taxes	$177	$1,773

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(1)           Nature of Operations and Basis of Presentation

ExamWorks Group, Inc. is a leading provider of independent medical examinations (“IMEs”), peer and bill reviews and related services (“IME services” or the “IME industry”). ExamWorks, Inc. was incorporated as a Delaware corporation on April 27, 2007. In 2008, ExamWorks, Inc. acquired three companies operating in the IME industry. In 2009, ExamWorks, Inc. acquired 11 other IME companies, including a provider of software solutions to the IME industry. In 2010, ExamWorks, Inc. acquired 14 additional IME companies. In the six months ended June 30, 2011, ExamWorks, Inc. acquired three additional IME companies.  As of June 30, 2011, ExamWorks, Inc. operated out of 42 service centers serving all 50 United States, Canada and the United Kingdom. In June 2010, ExamWorks, Inc. effected a corporate reorganization creating a holding company, ExamWorks Group, Inc., with ExamWorks, Inc. becoming a wholly-owned subsidiary of ExamWorks Group, Inc. (“ExamWorks” or the “Company”).  In the fourth quarter of 2010, the Company issued 9.3 million shares of common stock in an initial public offering (“IPO”).

The consolidated financial statements of the Company as of June 30, 2010 and 2011 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the Company’s most recent fiscal year. The Company’s December 31, 2010 consolidated balance sheet was derived from audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, but does not include all disclosures required by GAAP. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the aforementioned Form 10-K. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The consolidated financial statements include the accounts of ExamWorks, its wholly-owned subsidiaries and other entities controlled by ExamWorks. Significant intercompany accounts and transactions have been eliminated in consolidation.

(2)           Summary of Significant Accounting Policies

(a)           Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on certain assumptions which they believe are reasonable in the circumstances and actual results could differ from those estimates. The more significant estimates reflected in these consolidated financial statements include the valuation of equity issued, purchase price allocations, useful lives of intangible assets, potential impairment of goodwill and intangible assets, the allowance for doubtful accounts and the valuation of share-based compensation and derivative instruments.

(b)           Foreign Currencies

Assets and liabilities recorded in foreign currencies are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the periods. Translation adjustments resulting from this process are recorded to other comprehensive income.

(c)           Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2010 and June 30, 2011.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(d)           Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts owed to the Company for services provided in the normal course of business and are reported net of allowance for doubtful accounts, which amounted to $815,000 and $1.3 million  as of December 31, 2010 and June 30, 2011, respectively. Generally, no collateral is received from customers and additions to the allowance are based on ongoing credit evaluations of customers with general credit experience being within the range of management’s expectations. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off.

(e)           Concentrations of Credit Risk

The Company routinely assesses the financial strength of its customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. For the six months ended June 30, 2010 and 2011, no individual customer accounted for more than 10% of revenues.  At December 31, 2010 and June 30, 2011, there was no individual customer that accounted for greater than 10% of the accounts receivable balance.

As of June 30, 2011, the Company had cash and cash equivalents totaling approximately $7.2 million. These amounts were held for future acquisitions and working capital purposes and were held in non-interest bearing accounts, of which $5.4 million were held in the U.S. The U.S. amounts are insured in full against bank failure through June 30, 2012 under the Federal Deposit Insurance Corporation Temporary Liquidity Guarantee Program.

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

(g)           Long-Lived Assets

In accordance with Impairment or Disposal of Long-Lived Assets, Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Subtopic 360-10 (“ASC 360”), Property, Plant, and Equipment — Overall, long-lived assets, such as equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. At December 31, 2010 and June 30, 2011, no impairment was noted.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The Company performed its annual impairment review of goodwill in October 2010, and it was determined that the carrying amount of goodwill was not impaired and there have been no subsequent developments that would indicate impairment exists as of December 31, 2010 and June 30, 2011. The goodwill impairment review will continue to be performed annually or more frequently, if facts and circumstances warrant a review.

ASC 350 also requires that intangible assets with definite lives be amortized over their estimated useful lives. Currently, customer relationships, tradenames, covenants not to compete and technology are amortized using the straight-line method over estimated useful lives.

(i)           Deferred Financing Costs

Deferred financing costs totaling $1.7 million were incurred in December 2009 in connection with a previous credit facility and were to be amortized to interest expense over the three-year term of the facility using the straight-line method, which approximates the effective interest method. In the first ten months of 2010, an additional $2.1 million of deferred financing costs were incurred as the Company expanded its borrowing availability under that facility.  The previous credit facility was repaid in November 2010 with proceeds generated from the IPO.  In connection with this early retirement of debt, the Company recognized debt extinguishment costs of approximately $3.2 million in the fourth quarter of 2010 for the unamortized portion of the loan costs.  The debt extinguishment costs were recorded as other interest expense in accordance with FASB ASC Topic 470, Debt (“ASC 470”).  In November 2010, the Company entered in to a new senior secured revolving credit facility with Bank of America N.A. ("Senior Secured Revolving Credit Facility") (see note 10) and has incurred deferred financing costs of $6.2 million, $4.4 million of which were incurred in 2010 and $1.8 million of which were incurred in the six months ended June 30, 2011.  The deferred financing costs will be amortized to interest expense over the five-year term of the facility, as amended (see note 10), using the straight-line method which approximates the effective interest method.

For the three months ended June 30, 2010 and 2011, the Company amortized approximately $174,000 and $528,000 to interest expense, respectively.  For the six months ended June 30, 2010 and 2011, the Company amortized approximately $320,000 and $918,000 to interest expense, respectively.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(l)           Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company applies the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (included in FASB ASC Subtopic 740-10, Income Taxes — Overall), and recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FASB Interpretation No. 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.

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

For the six months ended June 30, 2010, the potentially dilutive securities include options and warrants exercisable into 3.9 million shares of common stock and 228,000 shares of common stock issuable to settle the equity component of an earnout obligation.  For the six months ended June 30, 2011, the potentially dilutive securities include options and warrants exercisable into 7.3 million shares of common stock, 58,000 shares of common stock issuable to settle the equity component of an earnout obligation, and 135,000 shares of common stock issuable, at the holder’s option, to settle a subordinated unsecured note.

For the three and six months ended June 30, 2010 and 2011, all of the potentially dilutive securities were excluded from the calculation of shares applicable to loss per share, because their inclusion would have been anti-dilutive.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The assumptions utilized for stock option grants during the six months ended June 30, 2011 were as follows:

Six months ended
June 30, 2011
Volatility	35.80%
Expected life (years)	6.00
Risk-free interest rate	2.23 — 2.54%
Dividend yield	0.00
Fair value	$8.78 — 9.28

In the first two quarters of 2011, the Company issued approximately 2.3 million stock option awards to certain employees. The weighted average fair value of each stock option was $8.95 per option and the aggregate fair value was $20.9 million. All of these awards vest over a three-year period. All of these options could vest earlier in the event of a change in control or merger or other acquisition. Share-based compensation expense was $184,000 and $298,000 for the three and six months ended June 30, 2010, respectively, all of which was recorded in selling, general and administrative expenses.  Share-based compensation expense was $2.0 million and $3.0 million for the three and six months ended June 30, 2011, of which $650,000 was included in costs of revenues in both periods, and $1.4 million and $2.4 million was recorded in selling, general and administrative expenses for the three and six months periods, respectively.  At June 30, 2011, the unrecognized compensation expense related to stock option grants was $24.5 million with a remaining weighted average life of 2.0 years.

A summary of option activity for the six months ended June 30, 2011 follows:

		Weighted
	Number of	average
	options	exercise price
Balance at December 31, 2010	5,058,525	$7.29
Options granted	2,330,026	23.08
Options forfeited	(217,435)	12.58
Options exercised	(276,591)	4.76
Balance at June 30, 2011	6,894,525	$12.56

There were no stock options exercised during the six months ended June 30, 2010.  The total intrinsic value of stock options exercised during the six months ended June 30, 2011 was approximately $5.1 million.  As of June 30, 2011, there were 1.8 million stock options exercisable with a weighted average exercise price of $4.50.

 (o)          Fair Value Measurements

In September 2006, the FASB issued authoritative guidance codified as FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosure about fair value measurements. ASC 820 is effective for interim reporting periods in fiscal years beginning after November 15, 2007. The Company adopted the applicable provisions of ASC 820 effective January 1, 2008.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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

The Company’s financial instruments, which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy at December 31, 2010 and June 30, 2011, and are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2010
Financial instruments:
Interest rate swap	$—	$654	$—	$654
Contingent consideration	—	—	6,202	6,202

As of June 30, 2011
Financial instruments:
Interest rate swap	—	457	—	457
Contingent consideration	—	—	4,599	4,599

The fair value of the interest rate swap is determined using observable market inputs, such as current interest rates, and considers nonperformance risk of the Company and that of its counterparties.

The contingent consideration relates to earnout provisions recorded in conjunction with certain acquisitions completed in 2009 and 2010 (see note 3). Of the total decrease in fair value of the contingent consideration of $1.6 million from December 31, 2010 to June 30, 2011, $293,000 was settled as cash consideration to satisfy the first installment related to a 2009 acquisition, approximately $500,000 was recorded in selling, general and administrative expenses, and approximately $800,000 was recorded in interest and other expenses, net in the consolidated statement of operations.

In February 2007, the FASB issued ASC 825, which permits entities to choose to measure many financial instruments and certain other items at fair value. This provision of ASC 825 is effective for fiscal years beginning after November 15, 2007.  As the Company did not elect the fair value option, the adoption of this provision of ASC 825 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows for the six months ended June 30, 2010 and 2011.

(p)          Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. Other comprehensive loss refers to revenues, expenses, gains and losses that under GAAP are recorded as a component of stockholders’ equity but are excluded from net loss. The Company’s other comprehensive loss consists of foreign currency translation adjustments from those business units not using the U.S. dollar as their functional currency.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations.  The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures under FASB ASC Topic 805 (“ASC 805”), Business Combinations, to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011.  The Company adopted the provisions of ASU 2010-29 effective January 1, 2011.  The adoption of ASU 2010-29 did not have a material impact on the Company’s consolidated financial statements for the six months ended June 30, 2011.  The Company included the expanded disclosure requirements required under ASU 2010-29 for all acquisitions completed in 2011 (see note 3).

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. These amendments have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The common requirements are expected to result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are to be applied prospectively and are effective for fiscal years beginning after December 15, 2011.  The Company plans to adopt these provisions in the first quarter of 2012. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

(3)           Acquisitions

ExamWorks operates in a highly fragmented industry and has completed numerous acquisitions since July 14, 2008. A key component of ExamWorks’ acquisition strategy is growth through acquisitions that expand its geographic coverage, provide new or complementary lines of business, expand its portfolio of services and that increase its market share.

The Company has accounted for all business combinations using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The Company recorded, based on a preliminary purchase price allocation, intangible assets representing customer relationships, tradenames, covenants not to compete, and technology and the excess of purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed and the separately recognized intangible assets has been recorded as goodwill in the accompanying consolidated financial statements. The goodwill is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence. The results of operations are reflected in the consolidated financial statements of the Company from the date of acquisition.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The final allocation of consideration for the Metro Medical acquisition is summarized as follows (in thousands):

	Preliminary		Final
	purchase price		Purchase price
	allocation	Adjustments/	allocation
	December 31, 2010	reclassifications	June 30, 2011
Equipment and leasehold improvements	$186	$—	$186
Customer relationships	4,715	—	4,715
Tradename	1,458	—	1,458
Covenants not to compete	66	—	66
Technology	100	—	100
Goodwill	5,601	—	5,601
Deferred tax asset associated with step-up in book basis	680	—	680
Assets acquired and liabilities assumed, net	682	—	682
Totals	$13,488	$-	$13,488

In 2011, the Company finalized the purchase price allocation with no adjustments to the purchase price.  The goodwill and other intangible assets resulting from the Metro Medical acquisition are expected to be deductible for tax purposes.

Direct IME Acquisition

On June 30, 2010, ExamWorks acquired substantially all of the assets and assumed certain liabilities of Direct IME, a partnership (“Direct IME”), for aggregate consideration of $13.6 million, comprised of $11.9 million cash consideration less cash acquired of $50,000, 507,606 shares of the Company’s common stock with an estimated fair value of $1.4 million and $351,000 of contingent consideration. The acquisition agreement contains a clawback provision whereby certain revenue and profitability targets must be met for a period of two years. The Company expects Direct IME to achieve the targeted levels. Additionally, the acquisition agreement contains contingent consideration in the form of an earnout provision based upon the achievement of certain revenue and profitability targets. Any contingent consideration is payable at the end of a two-year period. The fair value of the contingent consideration will be adjusted quarterly based primarily on variations in the expected performance of the acquired businesses with the change being recorded as selling, general and administrative ("SGA") expenses in the accompanying consolidated statements of operations. The Company recorded additional contingent consideration of $5,000 during the six months ended June 30, 2011, resulting primarily from the change in the expected value of the earnout.  As of June 30, 2011, the range of outcomes and the assumptions used to develop the estimate have not changed. In conjunction with the Direct IME acquisition, the Company incurred transaction costs of $194,000 which were reported in selling, general and administrative expenses in the Company’s 2010 consolidated statement of operations. The Direct IME acquisition enabled the Company to expand operations into the Canadian market.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The final allocation of consideration for the Direct IME acquisition is summarized as follows (in thousands):

	Preliminary		Final
	purchase price		Purchase price
	allocation	Adjustments/	allocation
	December 31, 2010	reclassifications	June 30, 2011
Equipment and leasehold improvements	$34	$—	$34
Customer relationships	5,416	—	5,416
Tradename	720	—	720
Covenants not to compete	33	—	33
Technology	48	—	48
Goodwill	5,708	—	5,708
Deferred tax asset associated with step-up in book basis	815	—	815
Assets acquired and liabilities assumed, net	855	—	855
Totals	$13,629	$-	$13,629

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

The final allocation of consideration for the Verity Medical acquisition is summarized as follows (in thousands):

	Preliminary		Final
	purchase price		Purchase price
	allocation	Adjustments/	allocation
	December 31, 2010	reclassifications	June 30, 2011
Equipment and leasehold improvements	$46	$—	$46
Customer relationships	6,063	—	6,063
Tradename	1,036	—	1,036
Covenants not to compete	51	—	51
Technology	83	—	83
Goodwill	6,160	22	6,182
Deferred tax asset associated with step-up in book basis	12	—	12
Assets acquired and liabilities assumed, net	540	(22)	518
Totals	$13,991	$-	$13,991

In 2011, the Company finalized the purchase price allocation with no adjustments to the purchase price. The goodwill and other intangible assets resulting from the Verity Medical acquisition are expected to be deductible for tax purposes.

UK Independent Medical Acquisition

On September 7, 2010, ExamWorks acquired 100% of the outstanding share capital of UK Independent Medical Services Limited (“UKIM”) for aggregate consideration of $16.0 million, comprised of $14.5 million cash consideration and 253,003 shares of the Company’s common stock with an estimated fair value of $1.5 million. In conjunction with the UKIM acquisition, the Company incurred transaction costs of $447,000 which were reported in selling, general and administrative expenses in the Company’s 2010 consolidated statement of operations. The UKIM acquisition enabled the Company to expand operations into the U.K. market.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The preliminary allocation of consideration for the UKIM acquisition is summarized as follows (in thousands)

	Preliminary		Preliminary
	purchase price		Purchase price
	allocation	Adjustments/	allocation
	December 31, 2010	reclassifications	June 30, 2011
Equipment and leasehold improvements	$152	$—	$152
Customer relationships	3,238	—	3,238
Tradename	1,704	—	1,704
Covenants not to compete	107	—	107
Technology	5	—	5
Goodwill	2,895	720	3,615
Deferred tax asset associated with step-up in book basis	1,163	—	1,163
Assets acquired and liabilities assumed, net	6,358	(347)	6,011
Totals	$15,622	$373	$15,995

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

Company name	Form of acquisition	Date of acquisition
American Medical Bill Review, Inc.	Substantially all of the assets and assumed certain liabilities	March 15, 2010
Medical Evaluations, Inc.	Substantially all of the assets and assumed certain liabilities	March 15, 2010
401 Diagnostics, Inc.	Substantially all of the assets and assumed certain liabilities	June 30, 2010
Independent Medical Services Corporation	Substantially all of the assets and assumed certain liabilities	June 30, 2010
Network Medical Review Company Ltd.	100% of the outstanding common stock	June 30, 2010
SOMA Medical Assessments Inc.	Substantially all of the assets and assumed certain liabilities	June 30, 2010
Exigere Corporation	100% of the outstanding common stock	August 6, 2010
Health Cost Management, LLC	Substantially all of the assets and assumed certain liabilities	September 1, 2010
BME Gateway	Substantially all of the assets and assumed certain liabilities	October 1, 2010
Royal Medical Consultants, Inc.	Substantially all of the assets and assumed certain liabilities	December 20, 2010

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The preliminary allocation of consideration for these acquisitions is summarized as follows (in thousands):

	Preliminary		Preliminary
	purchase price		Purchase price
	allocation	Adjustments/	allocation
	December 31, 2010	reclassifications	June 30, 2011
Equipment and leasehold improvements	$792	$—	$792
Customer relationships	24,814	—	24,814
Tradename	5,984	—	5,984
Covenants not to compete	242	—	242
Technology	1,219	—	1,219
Goodwill	37,513	162	37,675
Net deferred tax liability associated with step-up in book basis	(2,540)	—	(2,540)
Assets acquired and liabilities assumed, net	2,294	(232)	2,062
Totals	$70,318	$(70)	$70,248

In 2011, the Company recorded an adjustment to working capital resulting in a decrease to total consideration paid of $70,000.  The Company expects to make further adjustments to the purchase price allocation of certain acquisitions, excluding those completed on June 30, 2010 and prior which are considered final as of June 30, 2011, principally resulting from working capital and tax related adjustments, in accordance with the purchase agreements. One of the acquisition agreements contains a clawback provision whereby certain revenue and profitability targets must be met for a period of two years. The Company expects this acquisition to achieve the targeted levels. Additionally, this acquisition agreement contains contingent consideration in the form of an earnout provision based upon the achievement of certain revenue and profitability targets. At the date of acquisition, the Company recorded $536,000 as the estimate of the fair value of the contingent consideration related to this acquisition. Any contingent consideration is payable at the end of a two-year period. The fair value of the contingent consideration will be adjusted quarterly based primarily on variations in the expected performance of the acquired businesses with the change being recorded as SGA expenses in the accompanying consolidated statements of operations. The Company recorded a reduction in contingent consideration of $580,000 during the six months ended June 30, 2011, resulting primarily from the change in the expected value of the earnout. As of June 30, 2011, the range of outcomes and the assumptions used to develop the estimate have not changed. Goodwill of $23.9 million and other intangible assets of $21.7 million are expected to be deductible for tax purposes.

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

(b)           2011 Acquisitions

MES Group Acquisition

On February 28, 2011, the Company completed the acquisition of 100% of the outstanding stock of MES Group, Inc. (“MES”) for aggregate consideration of $215.0 million, comprised of $175.0 million cash consideration, 1,424,501 shares of Company common stock with a fair value of $30.0 million  (using a value of  $21.07 per share, the closing price of the Company’s common stock on February 28, 2011), and $10.0 million of assumed indebtedness under MES’ credit facility, which was paid off at closing. In conjunction with the MES acquisition, the Company incurred transaction costs of $2.0 million, of which $82,000 and $521,000 were incurred in the three and six months ended June 30, 2011 and are reported in selling, general and administrative expenses in the Company’s accompanying 2011 consolidated statement of operations. The MES acquisition broadens the Company’s product portfolio, customer base and increases the Company’s market share in the U.S.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The preliminary allocation of consideration for the MES acquisition is summarized as follows (in thousands):

	Preliminary		Preliminary
	purchase price		purchase price
	allocation	Adjustments/	allocation
	March 31, 2011	reclassifications	June 30, 2011
Building, equipment and leasehold improvements	$1,800	$—	$1,800
Customer relationships	37,003	1,187	38,190
Tradename	16,805	621	17,426
Covenants not to compete	511	—	511
Technology	762	—	762
Goodwill	160,540	(1,603)	158,937
Net deferred tax liability associated with step-up in book basis	(18,316)	(464)	(18,780)
Assets acquired and liabilities assumed, net	15,909	259	16,168
Totals	$215,014	$—	$215,014

  The goodwill and other intangible assets resulting from the MES acquisition are not expected to be deductible for tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change. As the adjustments to the preliminary purchase price allocation are not deemed material to the consolidated financial statements, the Company has not reflected the adjustments retroactively as of the acquisition date. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.  The MES acquisition contributed $37.0 million in revenues and $3.2 million in operating income for the three months ended June 30, 2011.  The MES acquisition contributed $50.2 million in revenues and $4.4 million in operating income for the six months ended June 30, 2011.

Premex Group Acquisition

On May 10, 2011, the Company completed the acquisition of 100% of the outstanding share capital of Premex Group Limited (“Premex”) for $108.4 million.  The Company paid total consideration consisting of $66.5 million in cash, 661,610 shares of Company common stock with a fair value of approximately $15.1 million (using a value of $22.85 per share, the closing price of the Company’s common stock on May 10, 2011) and $26.8 million of assumed indebtedness under Premex’s receivables facility which was paid off at closing.   In conjunction with the Premex acquisition, the Company incurred transaction costs of $652,000, of which $615,000 and $643,000 were incurred in the three and six months ended June 30, 2011 and are reported in selling, general and administrative expenses in the Company’s accompanying 2011 consolidated statement of operations. The Premex acquisition increases the Company’s market share in the U.K. and broadens the Company’s product portfolio and customer base in the U.K.

The preliminary allocation of consideration for the Premex acquisition is summarized as follows (in thousands):

Preliminary
purchase price
allocation
June 30, 2011
Building, equipment and leasehold improvements	$650
Customer relationships	32,886
Tradename	10,602
Covenants not to compete	109
Technology	2,356
Goodwill	25,689
Deferred tax asset associated with step-up in book basis	744
Assets acquired and liabilities assumed, net	35,321
Total	$108,357

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The goodwill and other intangible assets resulting from the Premex acquisition are expected to be deductible for tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change.  The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.  The Premex acquisition contributed $13.6 million in revenues and $919,000 in operating income for the three and six months ended June 30, 2011.

Other 2011 Acquisition

On February 18, 2011, the Company acquired 100% of the outstanding common stock of National IME (“National IME”) for $2.5 million, comprised of $2.3 million cash consideration and 11,927 shares of the Company’s common stock with a fair value of $250,000 (using a value of $21.33 per share, the closing price of the Company’s common stock on February 18, 2011). In conjunction with the National IME acquisition, the Company incurred transaction costs of $147,000, of which $102,000 and $106,000 were incurred in the three and six months ended June 30, 2011 and are reported in selling, general and administrative expenses in the Company’s accompanying 2011 consolidated statement of operations. The National IME acquisition increased the Company’s presence in the Canadian market.

The preliminary allocation of consideration for the National IME acquisition is summarized as follows (in thousands):

	Preliminary		Preliminary
	purchase price		purchase price
	allocation	Adjustments/	allocation
	March 31, 2011	reclassifications	June 30, 2011
Customer relationships	$1,060	$—	$1,060
Tradename	254	—	254
Goodwill	1,576	—	1,576
Net deferred tax liability associated with step-up in book basis	(356)	—	(356)
Assets acquired and liabilities assumed, net	(5)	—	(5)
Totals	$2,529	$-	$2,529

The goodwill and other intangible assets resulting from the National IME acquisition are not expected to be deductible for tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change.  Such changes are not expected to be significant.  The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.  The National IME acquisition contributed $640,000 in revenues and $68,000 in operating income for the three months ended June 30, 2011.  The National IME acquisition contributed $860,000 in revenues and $92,000 in operating income for the six months ended June 30, 2011.

(c)           Pro forma Financial Information

The unaudited pro forma results of operations for the three and six months ended June 30, 2010 and June 30, 2011 assumes that the 2010 and 2011 acquisitions were completed on January 1, 2010.

For the three months ended June 30, 2010 and June 30, 2011, the pro forma results include adjustments to reflect additional interest expense of $4.4 million and $387,000, respectively, associated with the funding of the acquisitions assuming that acquisition related debt was incurred on January 1, 2010.  In addition, incremental depreciation and amortization expense was recorded as if the acquisitions had occurred on January 1, 2010 and amounted to $7.9 million and $1.1 million for the three months ended June 30, 2010 and 2011, respectively.  Finally, adjustments of $5.8 million and $4.4 million were made to selling, general and administrative expenses for the three months ended June 30, 2010 and 2011, respectively, principally related to certain salary and other personal  expenses attributable to the previous owners of the acquired businesses.  These adjustments represent contractual reductions and are considered to be non-recurring and are not expected to have a continuing impact on the operations of the Company.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2010 and June 30, 2011, the pro forma results include adjustments to reflect additional interest expense of $9.0 million and $2.7 million, respectively, associated with the funding of the acquisitions assuming that acquisition related debt was incurred on January 1, 2010.  In addition, incremental depreciation and amortization expense was recorded as if the acquisitions had occurred on January 1, 2010 and amounted to $16.7 million and $5.4 million for the six months ended June 30, 2010 and 2011, respectively.  Finally, adjustments of $12.6 million and $8.7 million were made to selling, general and administrative expenses for the six months ended June 30, 2010 and 2011, respectively, principally related to certain salary and other personal  expenses attributable to the previous owners of the acquired businesses.  These adjustments represent contractual reductions and are considered to be non-recurring and are not expected to have a continuing impact on the operations of the Company.

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2011	2010	2011
Pro forma revenues	$113,860	$115,656	$222,264	$227,132
Pro forma net income	1,034	838	1,092	723

Pro forma income per share:
Basic and diluted	$0.03	$0.02	$0.03	$0.02

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective as of January 1 of the respective years or of future operations of the Company.

(4)           Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements at December 31, 2010 and June 30, 2011, consist of the following (in thousands):

	Estimated
	useful	December 31,	June 30,
	lives	2010	2011
Building	15 years	$—	$600
Computer and office equipment	3 years	5,738	8,170
Furniture and fixtures	3 – 5 years	1,379	2,327
Leasehold improvements	Lease term	295	673
		7,412	11,770
Less accumulated depreciation and amortization		2,542	4,275
Total		$4,870	$7,495

Depreciation expense for the three and six months ended June 30, 2010 was $381,000 and $593,000, respectively.  Depreciation expense for the three and six months ended June 30, 2011 was $954,000 and $1.7 million, respectively.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(5)           Goodwill and Intangible Assets

 Goodwill at December 31, 2010 and June 30, 2011 consists of the following (in thousands):

	December 31,	June 30,
	2010	2011
Balance at beginning of period	$32,395	$90,582
Goodwill acquired during the period	57,877	186,202
Adjustments to prior year acquisitions	(303)	904
Effect of foreign currency translation	613	203
Balance at end of period	$90,582	$277,891

Intangible assets at December 31, 2010 and June 30, 2011, consist of the following (in thousands):

		December 31, 2010
		Gross		Net
		carrying	Accumulated	carrying
	Estimated useful lives	amount	amortization	value
Amortizable intangible assets:
Customer relationships	40 to 42 months	$70,163	$(19,130)	$51,033
Tradenames	45 months	17,883	(4,606)	13,277
Covenants not to compete	36 months	1,729	(841)	888
Technology	24 to 40 months	3,427	(1,711)	1,716
Totals		$93,202	$(26,288)	$66,914

		June 30, 2011
		Gross		Net
		carrying	Accumulated	carrying
	Estimated useful lives	amount	amortization	value
Amortizable intangible assets:
Customer relationships	40 to 60 months	$142,138	$(32,759)	$109,379
Tradenames	45 to 84 months	45,809	(8,199)	37,610
Covenants not to compete	36 months	2,609	(1,222)	1,387
Technology	24 to 40 months	6,503	(2,566)	3,937
Totals		$197,059	$(44,746)	$152,313

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The aggregate intangible amortization expense for the three and six months ended June 30, 2010 was $3.2 million and $6.0 million, respectively.  The aggregate intangible amortization expense for the three and six months ended June 30, 2011 was $10.5 million and $18.4 million, respectively.  The estimated future amortization expense of intangible assets is as follows (in thousands):

Amount
Six months ended December 31, 2011	$23,906
Year ended December 31:
2012	43,446
2013	37,496
2014	21,461
2015	16,913
Thereafter	9,091
Total	$152,313

(6)           Accrued Expenses

Accrued expenses at December 31, 2010 and June 30, 2011 consist of the following (in thousands):

	December 31,	June 30,
	2010	2011
Accrued compensation and benefits	$1,647	$4,673
Accrued professional fees	1,775	1,556
Accrued income and other taxes	2,235	4,048
Accrued medical panel fees	284	1,686
Accrued value added tax	2,829	15,072
Other accrued expenses	644	1,215
Total	$9,414	$28,250

(7)           Stockholders’ Equity

During the six months ended June 30, 2011, the Company issued approximately 2.1 million shares of common stock, with a fair value of $45.4 million, to fund the stock consideration of the acquisitions completed in 2011.

During the six months ended June 30, 2011, the Company issued approximately 275,000 shares of common stock to settle stock options exercised during the period.

During the six months ended June 30, 2011, the Company issued approximately 12,000 shares of common stock to settle warrants exercised during the period.

On April 14, 2011, the Company issued approximately 6,900 shares of common stock with an estimated fair value of $107,000 to an outside consultant as compensation for services to be provided during the year.  The Company will record the expense related to these awards in selling, general and administrative expenses over the two-year service period.

(8)           Related Party Transactions

In June 2009, the Company engaged RedRidge Finance Group (“RedRidge”) to assist the Company in securing additional debt financing to allow the Company to continue to implement its acquisition strategy.  For the six months ended June 30, 2010, the Company paid RedRidge $425,000, all of which was paid during the three months ended June 30, 2010 in connection with a previous credit facility.  No such fees were paid to RedRidge during the three and six months ended June 30, 2011.

The Bank of America Senior Secured Revolving Credit Facility contains a provision requiring the Company to use a third party to perform financial due diligence for acquisitions exceeding a certain size. With the approval of the senior lender, the Company engaged RedRidge to assist it with financial due diligence and incurred $112,000 and $240,000 in fees in acquisition related work performed during the three and six months ended June 30, 2010, respectively.  The Company incurred $143,000 and $187,000 in fees in acquisition related work performed during the three and six months ended June 30, 2011, respectively.    P&P Investment, LLC (“P&P”), a company owned by Richard Perlman, Executive Chairman of the Company, and James Price, Chief Executive Officer of the Company, are minority owners of, and have lent funds to, RedRidge.  P&P, Mr. Perlman and Mr. Price have entered into a letter agreement under which P&P waived any right it had to any portion of the diligence fees paid by the Company to RedRidge and agreed that such fee, minus amounts paid to RedRidge’s employees, would be paid solely to RedRidge’s majority owner.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

In June 2010, the Company entered into a lease agreement with Compass Partners L.L.C. (“Compass”) for corporate office space located at 655 Madison Avenue, 23rd Floor, New York, NY. Compass is the general partner of ExamWorks Holdings, LLLP, the Company’s majority shareholder as of the date of the agreement.  The Company’s Executive Chairman, Richard Perlman, owns 99% of Compass and his wife owns the remaining 1%.  Pursuant to the lease, which runs from April 1, 2010 through June 30, 2014, the Company paid Compass a rental fee of $10,080 per month in 2010, which fee was subject to increase commencing January 1, 2011 based on a proportionate pass through of base rent increases and increases for property taxes and building operating expenses. Prior to the entry into this lease agreement, the Company did not incur costs in excess of $120,000 per year with respect to leasing this corporate office space. In June 2010, the Company paid Compass $62,000 in leasehold improvements.  For the three and six months ended June 30, 2010, the Company paid Compass $67,000 and $83,000, respectively in rental payments.  The Company paid Compass $35,000 and $68,000 in rental payments during the three and six months ended June 30, 2011, respectively.

 (9)          Commitments and Contingencies

(a)           Lease Commitments

The Company and its subsidiaries lease office space under noncancelable operating leases with various expiration dates from 2011 through 2019.

Future minimum lease payments under the operating leases for the six months ended December 31, 2011 and in each of the years subsequent to December 31, 2011 are as follows (in thousands):

Amount
Six months ended December 31, 2011	$3,906
Year ended December 31:
2012	6,820
2013	4,925
2014	3,158
2015	2,489
Thereafter	1,739
Total	$23,037

Related rent expense for the three and six months ended June 30, 2010 was $850,000 and $1.5 million, respectively.  Related rent expense for the three and six months ended June 30, 2011 was $2.2 million and $3.7 million, respectively.

(b)           Employee Benefit Plans

The Company and its subsidiaries each sponsor a separate voluntary defined contribution pension plan under Section 401(k) of the Internal Revenue Code. The plans cover substantially all employees that meet specific age and length of service requirements. The Company and its subsidiaries have various matching and vesting arrangements within their individual plans. For the three and six months ended June 30, 2010, the Company recorded $4,000 in compensation expense related to these plans. The Company did not record any compensation expense related to these plans for the three and six months ended June 30, 2011.

(c)           Letter of Credit

As of December 31, 2010 and June 30, 2011, the Company had $220,000 and $190,000, respectively outstanding under letters of credit which are used to secure certain of the Company’s leased office facilities.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(10)            Long-Term Debt

	December 31,	June 30,
	2010	2011
Senior Secured Revolving Credit Facility, Bank of America, N.A. (a)	$—	$204,000
Working capital facilities, Barclays (b)	4,998	42,963
Various subordinated unsecured notes payable; maturing at various dates from 2011 through 2015 (c)	4,858	3,968
	9,856	250,931
Less current portion	2,312	2,143
	$7,544	$248,788

(a)
The Company entered into a Senior Secured Revolving Credit Facility agreement effective November 2, 2010 with Bank of America, N.A. The facility initially consisted of a $180.0 million revolving credit facility. The facility is available to finance the Company’s acquisition program and working capital needs. On February 9, 2011, the Company exercised the accordion feature of the Senior Secured Revolving Credit Facility, increasing the facility from $180.0 million to $245.0 million.

On May 6, 2011, the Company increased and fully exercised the accordion features of the Senior Secured Revolving Credit Facility.  The increase and exercise of the accordion feature increased the committed capacity of the credit facility by $55.0 million, from a total of $245.0 million to a total of $300.0 million.

On July 7, 2011, the Company entered into a second amendment to its Senior Secured Revolving Credit Facility (the “Second Amendment”) which became effective simultaneously with the consummation of the Company’s private offering of $250.0 million aggregate principal senior notes (see note 14).  The Second Amendment amended the Senior Secured Revolving Credit Facility to, among other things, (i) extend the maturity date of the Senior Secured Revolving Credit Facility from November 2013 to July 2016; (ii) permit the issuance and sale of the Notes; (iii) replace the consolidated senior leverage ratio with a consolidated senior secured leverage ratio while permitting the maximum consolidated senior secured leverage ratio to be 3.00 to 1; (iv) permit the Company’s maximum consolidated leverage ratio to increase from 3.5 to 1 to 4.75 to 1; (v) reduce the borrowing cost; and (vi) allow the Company to complete acquisitions with a purchase price of up to $75.0 million (previously $50.0 million) without prior lender consent. The Second Amendment also reduced the aggregate revolving commitments under the Senior Secured Revolving Credit Facility by $37.5 million for a maximum commitment of $262.5 million, subject to the Company’s right to increase the aggregate revolving commitments by $37.5 million for a maximum commitment of $300.0 million, so long as the Company is not in default and the Company satisfies certain other customary conditions.

Borrowings under the Senior Secured Revolving Credit Facility, as amended, bear interest, at either (i) LIBOR plus the applicable margin or (ii) a base rate (equal to the highest of (a) the federal funds rate plus 0.5%, (b) the Bank of America prime rate and (c) LIBOR (using a one month-period) plus 1.0%), plus the applicable margin, as the Company elects. The applicable margin means a percentage per annum determined in accordance with the following table:

		Commitment
Pricing		Fee/Unused	Letter of	Eurocurrency	Base Rate
Tier	Consolidated Leverage Ratio	Line Fee	Credit Fee	Rate Loans	Loans
1	≥ 2.50 to 1.0	0.50%	3.75%	3.75%	2.75%
2	≥ 2.00 to 1.0 but < 2.50 to 1.0	0.45%	3.50%	3.50%	2.50%
3	≥ 1.50 to 1.0 but < 2.00 to 1.0	0.40%	3.25%	3.25%	2.25%
4	≥ 1.00 to 1.0 but < 1.50 to 1.0	0.35%	3.00%	3.00%	2.00%
5	< 1.00 to 1.0	0.30%	2.75%	2.75%	1.75%

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

In the event of default, the outstanding indebtedness under the Senior Secured Revolving Credit Facility will bear interest at an additional 2%.

The Senior Secured Revolving Credit Facility contains restrictive covenants, including among other things financial covenants requiring the Company to not exceed a maximum consolidated senior secured leverage coverage ratio, a maximum total consolidated leverage ratio and to maintain a minimum consolidated fixed charge coverage ratio. The Senior Secured Revolving Credit Facility also restricts the Company’s ability (subject to certain exceptions) to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and make other payments in respect of capital stock, make certain investments, sell assets, change its lines of business, enter into transactions with affiliates and other corporate actions.

(b)
On September 29, 2010, the Company’s indirect wholly-owned subsidiary UKIM entered into a Sales Finance Agreement (the “UKIM SFA”) with Barclays Bank PLC (“Barclays”), pursuant to which Barclays will provide UKIM a working capital facility of up to £5,000,000, subject to the terms and conditions of the UKIM SFA. The working capital facility bears a discount margin of 2.5% over Base Rate (0.5% rate on June 30, 2011) and serves to finance UKIM’s unpaid account receivables. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of June 30, 2011, the Company had $5.9 million outstanding under the working capital facility, resulting in approximately $2.1 million in availability.

On May 12, 2011, the Company’s indirect wholly-owned subsidiary Premex entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays will provide Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on June 30, 2011) and serves to finance Premex’s unpaid account receivables. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of June 30, 2011, the Company had $37.1 million outstanding under the working capital facility, resulting in approximately $5.4 million in availability.

(c)
During 2009 and 2010, the Company issued seller debt in the form of subordinated unsecured notes payable with an estimated fair value of approximately $5.5 million relating to certain acquisitions (see note 3). These notes are unsecured and subordinated to the Senior Secured Revolving Credit Facility and the Notes issued in July 2011. Five notes payable totaling $4.4 million bear interest at 6%, and are payable quarterly with amounts ranging between $50,000 and $76,000, with maturity dates ranging from August 2011 through March 2013. The remaining balance of the notes payable, $1.1 million, are noninterest bearing and are payable annually with amounts ranging between $250,000 and $333,000, maturing in 2014. The Company made principal payments totaling $1.0 million during the six months ended June 30, 2011.

As of June 30, 2011, future maturities of long-term debt were as follows (in thousands):

Amount
Six months ended December 31, 2011	$1,295
Year ended December 31:
2012	1,971
2013	210,327
2014	37,338
2015	—
Total	$250,931

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

In August 2008, in order to protect against interest rate exposure on its variable-rate debt, the Company entered into an interest rate swap to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed interest rate of 4.36% with a notional amount of $8.3 million and $7.4 million as of December 31, 2010 and June 30, 2011, respectively.  The Company did not meet the criteria for hedge accounting under ASC 815, thus the difference between its amortized cost and its fair value resulted in an unrealized loss (gain) for the six months ended June 30, 2010 and 2011, of $65,000 and $(197,000), respectively, and such amount was reported in interest and other expenses, net on the accompanying consolidated statements of operations.

The Company does not enter into derivative transactions for speculative purposes.

(12)         Income Taxes

In preparing its financial statements, the Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. During the year ended December 31, 2010, the Company generated $5.2 million of federal taxable income.  For the three and six months ended June 30, 2010, the Company had an income tax benefit of $71,000 and $660,000 respectively.  For the three and six months ended June 30, 2011, the Company had an income tax benefit of $37,000 and $408,000, respectively.

The Company applies the provisions of ASC 740 as it relates to uncertain tax positions. This interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information.

As of December 31, 2010, the liability related to unrecognized tax benefits was $176,000. The Company recorded an additional liability for unrecognized tax benefits in the six months ended June 30, 2011 of $120,000 related to aquired liabilities for unrecognized tax benefits and interest and penalties on prior year tax positions.  The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

The following table summarizes the activity related to the unrecognized tax benefits for the period ended June 30, 2011 (in thousands):

Balance at January 1, 2011	$176
Increase to prior year tax positions	120
Increase to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—
Decrease related to settlements	—
Balance at June 30, 2011	$296

The Company is no longer subject to U.S. federal income or state tax return examinations by tax authorities for tax years before 2006 and 2005, respectively, which periods relate to certain acquired businesses. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for 2009 during the second quarter of 2011.  As of June 30, 2011, the IRS has not proposed any adjustments to the Company’s tax positions.  The Company operates in multiple taxing jurisdictions and faces audits from various tax authorities. The Company remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. The Company does not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next twelve months.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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

For the three months ended June 30, 2010, all of the Company’s revenues were generated in the U.S.  For the three months ended June 30, 2011, $82.6 million, $5.6 million and $18.5 million of the Company’s revenues were generated in the U.S., Canada and the U.K., respectively.  For the six months ended June 30, 2010, all of the Company’s revenues were generated in the U.S.  For the six months ended June 30, 2011, $139.5 million, $10.3 million and $23.5 million of the Company’s revenues were generated in the U.S., Canada and the U.K., respectively.  As of December 31, 2010, total long-lived assets located in the U.S., Canada and the U.K. were $139.4 million, $26.3 million and $8.8 million, respectively.  As of June 30, 2011, total long-lived assets located in the U.S., Canada and the U.K. were $335.6 million, $28.0 million and $79.6 million, respectively.

(14)        Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date of this filing and identified the following items:

Senior Unsecured Notes

On July 19, 2011, the Company closed its previously announced private offering of $250.0 million in aggregate principal amount of 9.0% senior notes due 2019 (the “Notes”). The Notes were issued at a price of 100% of their principal amount. The Notes are senior obligations of ExamWorks and are guaranteed by ExamWorks’ existing and future U.S. subsidiaries. A portion of the gross proceeds of $250.0 million were used to repay borrowings outstanding under the Company’s Senior Secured Revolving Credit Facility and pay related fees and expenses, and the remainder will be used for general corporate purposes, including acquisitions.

Amendment to Senior Secured Revolving Credit Facility

On July 7, 2011, the Company entered into the Second Amendment becoming effective simultaneously with the consummation of the Company’s announced private offering of $250.0 million aggregate principal senior notes, which were issued on July 19, 2011. The Second Amendment, among other things, reduced the aggregate revolving commitments under the Senior Secured Revolving Credit Facility by $37.5 million for a maximum commitment of $262.5 million, subject to the Company’s right to increase the aggregate revolving commitments by $37.5 million for a maximum commitment of $300.0 million, so long as the Company is not in default and the Company satisfies certain other customary conditions (see note 10). In conjunction with the reduction in the maximum commitment under the Senior Secured Revolving Credit Facility, the Company recorded debt extinguishment costs of approximately $600,000 in July 2011.

Share Repurchase Program

On August 8, 2011, the Company announced that its Board of Directors authorized the implementation of a share repurchase program to repurchase up to $20.0 million of outstanding shares of the Company’s common stock.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Significant Recent Developments

Senior Unsecured Notes

On July 19, 2011, we closed our previously announced private offering of $250.0 million in aggregate principal amount of 9.0% senior notes due 2019 (the “Notes”). The Notes were issued at a price of 100% of their principal amount. The Notes are senior obligations of ExamWorks and are guaranteed by ExamWorks’ existing and future U.S. subsidiaries. A portion of the gross proceeds of $250.0 million were used to repay borrowings outstanding under our Senior Secured Revolving Credit Facility and pay related fees and expenses, and the remainder will be used for general corporate purposes, including acquisitions.

Amendment to Senior Secured Revolving Credit Facility

On July 7, 2011, we entered into the Second Amendment which became effective simultaneously with the consummation of our announced private offering of $250.0 million aggregate principal senior notes, which were issued on July 19, 2011. The Second Amendment, among other things, reduced the aggregate revolving commitments under the Senior Secured Revolving Credit Facility by $37.5 million for a maximum commitment of $262.5 million, subject to our right to increase the aggregate revolving commitments by $37.5 million for a maximum commitment of $300.0 million, so long as we are not in default and we satisfy certain other customary conditions.

Share Repurchase Program

On August 8, 2011, we announced that our Board of Directors authorized the implementation of a share repurchase program to repurchase up to $20.0 million of outstanding shares of our common stock.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Acquisition Date	Name
May 10, 2011	●	Premex Group
February 28, 2011	●	MES Group
February 18, 2011	●	National IME Centres
December 20, 2010	●	Royal Medical Consultants
October 1, 2010	●	BMEGateway
September 7, 2010	●	UK Independent Medical Services
September 1, 2010	●	Health Cost Management
August 6, 2010	●	Verity Medical
	●	Exigere
June 30, 2010	●	SOMA Medical Assessments
	●	Direct IME
	●	Network Medical Review
	●	Independent Medical Services
	●	401 Diagnostics
March 26, 2010	●	Metro Medical Services
March 15, 2010	●	American Medical Bill Review
	●	Medical Evaluations
December 31, 2009	●	Abeton
	●	Medical Assurance Group
	●	MedNet I.M.S.
	●	Qualmed
	●	IME Operations of Physicians Practice
August 14, 2009	●	The Evaluation Group
August 4, 2009	●	Benchmark Medical Consultants
July 7, 2009	●	IME Software Solutions
May 21, 2009	●	Florida Medical Specialists
	●	Marquis Medical Administrators
April 17, 2009	●	Ricwel
July 14, 2008	●	CFO Medical Services
	●	Crossland Medical Review Services
	●	Southwest Medical

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

Results of Operations

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2011	2010	2011
Revenues	$35,279	$106,742	$60,679	$173,330
Costs and expenses:
Costs of revenues	22,133	70,508	38,265	114,077
Selling, general and administrative expenses	8,372	21,654	14,383	35,982
Depreciation and amortization	3,570	11,475	6,547	20,084
Total costs and expenses	34,075	103,637	59,195	170,143
Income from operations	1,204	3,105	1,484	3,187
Interest and other expenses, net	1,347	3,214	2,811	4,226
Loss before income tax benefit	(143)	(109)	(1,327)	(1,039)
Income tax benefit	(71)	(37)	(660)	(408)
Net loss	$(72)	$(72)	$(667)	$(631)

Net loss per share attributable to common stockholders — basic and diluted	$-	$-	$(0.05)	$(0.02)

Weighted average shares outstanding - common stock - basic and diluted	15,270,593	34,222,475	14,621,853	33,489,308

Other Financial Data:
Adjusted EBITDA (1)	$6,183	$18,465	$10,349	$29,367

(1)	Adjusted EBITDA is a non-GAAP measure that is described and reconciled to net loss in the next section and is not a substitute for the GAAP equivalent.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
Reconciliation of Adjusted EBITDA	2010	2011	2010	2011
Net loss	$(72)	$(72)	$(667)	$(631)
Share-based compensation expense(i)	184	2,045	298	3,022
Depreciation and amortization expense	3,570	11,475	6,547	20,084
Acquisition-related transaction costs	1,225	1,460	2,020	2,227
Other non-recurring costs(ii)	—	380	-	847
Interest and other expenses, net	1,347	3,214	2,811	4,226
Income tax benefit	(71)	(37)	(660)	(408)
Adjusted EBITDA:	$6,183	$18,465	$10,349	$29,367

(i)	Share-Based compensation expense of $650,000 is included in costs of revenues for the three and six months ended June 30, 2011 and the remainder is included in SGA expenses. For the three and six months ended June 30, 2010, all share-based compensation expense is included in SGA expenses.
(ii)	Other non-recurring costs consist of severance and facility termination costs.

Comparison of the Three Months Ended June 30, 2011 and 2010

Revenues. Revenues were $106.7 million for the three months ended June 30, 2011 compared to $35.3 million for the three months ended June 30, 2010, an increase of $71.4 million, or 202%.  The change in revenues over the 2010 period was due primarily to acquisitions completed in 2010 and 2011.

 On a pro forma basis, revenues were $115.7 million for the three months ended June 30, 2011 compared to $113.9 million for the three months ended June 30, 2010.  Pro forma revenues for the three months ended June 30, 2011 and 2010 assumes that the 2010 and 2011 acquisitions were completed on January 1, 2010.

Costs of revenues. Costs of revenues were $70.5 million for the three months ended June 30, 2011 compared to $22.1 million for the three months ended June 30, 2010, an increase of $48.4 million, or 219%.  The change in cost of revenues over the 2010 period was due primarily to acquisitions completed in 2010 and 2011.  Costs of revenues as a percentage of revenues increased from 62.7% for the three months ended June 30, 2010 to 66.1% for the three months ended June 30, 2011. The change was due primarily to higher costs of revenues as a percentage of revenues for the MES acquisition, offset in part by lower costs of revenues as a percentage of revenues for the Premex acquisition.

Selling, general and administrative. SGA expenses were $21.7 million for the three months ended June 30, 2011 compared to $8.4 million for the three months ended June 30, 2010, an increase of $13.3 million, or 158%.  The change in SGA expenses over 2010 was due primarily to acquisitions completed in 2010 and 2011, with personnel expenses accounting for $7.9 million of this increase and the remainder resulting primarily from increases in rent, travel, phone, legal, insurance and other professional expenses.

Depreciation and amortization. D&A expenses were $11.5 million for the three months ended June 30, 2011 compared to $3.6 million for the three months ended June 30, 2010, an increase of $7.9 million, or 219% The increase in D&A expenses over the 2010 period was due primarily to additional amortization of finite-lived intangible and tangible assets related to acquisitions completed during 2010 and 2011.

Interest and other expenses, net. Interest and other expenses, net were $3.2 million for the three months ended June 30, 2011 compared to $1.3 million for the three months ended June 30, 2010, an increase of approximately $1.9 million or 146%. Interest and other expenses, net increased primarily due to increased interest expenses related to additional borrowings to fund acquisitions, deferred loan cost amortization and a realized loss on foreign currency, offset by adjustments to an interest rate swap.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Income tax benefit. Income tax benefit was $37,000 for the three months ended June 30, 2011 compared with $71,000 for the three months ended June 30, 2010, a decrease of $34,000 or 48%.  Our effective income tax rate was 33.9% and 49.7% for the three months ended June 30, 2011 and 2010, respectively.  The tax rates in the 2010 period were impacted by state net operating losses and nondeductible items.

Net loss. For the foregoing reasons, net loss was $72,000 for the three months ended June 30, 2011 and  2010.

Comparison of the Six Months Ended June 30, 2011 and 2010

Revenues. Revenues were $173.3 million for the six months ended June 30, 2011 compared to $60.7 million for the six months ended June 30, 2010, an increase of $112.6 million, or 186%. The change in revenues over the 2010 period was due primarily to acquisitions completed in 2010 and 2011.

 On a pro forma basis, revenues were $227.1 million for the six months ended June 30, 2011 compared to $222.3 million for the six months ended June 30, 2010.  Pro forma revenues for the six months ended June 30, 2011 and 2010 assumes that the 2010 and 2011 acquisitions were completed on January 1, 2010.

Costs of revenues. Costs of revenues were $114.1 million for the six months ended June 30, 2011 compared to $38.3 million for the six months ended June 30, 2010, an increase of $75.8 million, or 198%.  The change in cost of revenues over the 2010 period was due primarily to acquisitions completed in 2010 and 2011.  Costs of revenues as a percentage of revenues increased from 63.1% for the six months ended June 30, 2010 to 65.8% for the six months ended June 30, 2011. The change was due primarily to higher costs of revenues as a percentage of revenues for the MES acquisition, offset in part by lower costs of revenues as a percentage of revenues for the Premex acquisition.

Selling, general and administrative. SGA expenses were $36.0 million for the six months ended June 30, 2011 compared to $14.4 million for the six months ended June 30, 2010, an increase of $21.6 million, or 150%.  The change in SGA expenses over 2010 was due primarily to acquisitions completed in 2010 and 2011, with personnel expenses accounting for $12.9 million of this increase and the remainder resulting primarily from increases in rent, travel, phone, legal, insurance and other professional expenses.

Depreciation and amortization. D&A expenses were $20.1 million for the six months ended June 30, 2011 compared to $6.5 million for the six months ended June 30, 2010, an increase of $13.6 million, or 209%. The increase in D&A expenses over the 2010 period was due primarily to additional amortization of finite-lived intangible and tangible assets related to acquisitions completed during 2010 and 2011.

Interest and other expenses, net. Interest and other expenses, net were $4.2 million for the six months ended June 30, 2011 compared to $2.8 million for the six months ended June 30, 2010, an increase of approximately $1.4 million or 50%.  Interest and other expenses, net increased primarily due to increased interest expenses related to additional borrowings to fund acquisitions, deferred loan cost amortization and a realized loss on foreign currency, offset by adjustments to an interest rate swap.

Income tax benefit. Income tax benefit was $408,000 for the six months ended June 30, 2011 compared with $660,000 for the six months ended June 30, 2010, a decrease of $252,000 or 38%  Our effective income tax rate was 39.3% and 49.7% for the six months ended June 30, 2011 and 2010, respectively.  The tax rates in the 2010 period were impacted by state net operating losses and nondeductible items.

Net loss. For the foregoing reasons, net loss was $631,000 for the six months ended June 30, 2011 compared to $667,000 for the six months ended June 30, 2010, a decrease of $36,000 or 5%.

Liquidity and Capital Resources

Our principal capital requirements are to fund operations and acquisitions. To date, we have funded our capital needs from cash flow generated from operations, private placements of our common and preferred stock, the initial public offering, borrowings under our existing credit facility and the private offering of senior unsecured notes completed in July 2011. We have also funded our acquisition program with equity issuances to sellers and with seller debt financing. We expect that cash and cash equivalents, availability under our existing Senior Secured Revolving Credit Facility, proceeds from the senior unsecured notes, and cash flow from operations will be sufficient to support our operations, planned capital expenditures and acquisitions for at least the next 12 months.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Although we believe that our current cash and cash equivalents and funds available under our Senior Secured Revolving Credit Facility will be sufficient to meet our working capital and acquisition plans for at least the next 12 months, we may need to raise additional funds through the issuance of equity or convertible debt securities or increase borrowings to fund acquisitions. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. Additional financing may not be available or, if available, such financing may not be obtained on terms favorable to our stockholders and us.

Credit Facilities

Credit Facility

 In November 2010, in conjunction with the initial public offering, we repaid $102.4 million of outstanding debt and terminated a credit facility.  This facility was replaced with a new senior secured revolving credit facility with Bank of America, N.A., as administrative agent and the other lenders party thereto (the “Secured Senior Revolving Credit Facility”), which following the exercises of the accordion feature in February 2011 and, subsequently in May 2011, and as amended in July 2011 as defined below, provides for borrowings of up to $262.5 million. Up to $15.0 million of the Senior Secured Revolving Credit Facility may be in the form of letters of credit, and up to $15.0 million may be in the form of swingline loans. Loans under the Senior Secured Revolving Credit Facility will be used to fund our acquisition program (plans) and for general corporate purposes, including permitted acquisitions, and terminates in July 2016.

On May 6, 2011, we increased and fully exercised the accordion features of the Senior Secured Revolving Credit Facility.  The increase and exercise of the accordion feature increased the committed capacity of the credit facility by $55.0 million, from a total of $245.0 million to a total of $300.0 million.  Concurrently with the foregoing, we amended the Senior Secured Revolving Credit Facility to, among other things, (i) permit its maximum senior leverage ratio to temporarily increase from 3.0 to 1 to 3.50 to 1 for the quarters ending June 30 and September 30, 2011 and 3.25 to 1 for the quarter ending December 31, 2011 and 3.0 to 1 thereafter;  and (ii) permit the netting of unrestricted domestic cash in excess of $2.5 million but not exceeding $12.5 million against funded indebtedness for purposes of calculating leverage ratios.

On July 7, 2011, we entered into a second amendment to our Senior Secured Revolving Credit Facility, (the “Second Amendment”) which became effective simultaneously with the consummation of our private offering of $250.0 million aggregate principal senior notes. The Second Amendment amended the Senior Revolving Credit Facility to, among other things, (i) extend the maturity date of the Senior Secured Revolving Credit Facility from November 2013 to July 2016; (ii) permit the issuance and sale of the Notes; (iii) replace the consolidated senior leverage ratio with a consolidated senior secured leverage ratio while permitting the maximum consolidated senior secured leverage ratio to be 3.00 to 1; (iv) permit our maximum consolidated leverage ratio to increase from 3.5 to 1 to 4.75 to 1; (v) reduce the borrowing cost; and (vi) allow us to complete acquisitions with a purchase price of up to $75.0 million (previously $50.0 million) without prior lender consent. The Second Amendment also reduced the aggregate revolving commitments under the Senior Secured Revolving Credit Facility by $37.5 million for a maximum commitment of $262.5 million, subject to our right to increase the aggregate revolving commitments by $37.5 million for a maximum commitment of $300.0 million, so long as we are not in default and we satisfy certain other customary conditions.

Our obligations under the Senior Secured Revolving Credit Facility are guaranteed by each of our existing and future direct and indirect domestic subsidiaries, and such obligations are secured by substantially all of the assets of us and our domestic subsidiaries; however, in the case of our foreign subsidiaries, no more than 65% of the capital stock of first-tier subsidiaries shall be pledged, and no assets will be encumbered by liens in favor of our lenders.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Borrowings under the Senior Secured Revolving Credit Facility, as amended, bear interest, at either (i) LIBOR plus the applicable margin or (ii) a base rate (equal to the highest of (a) the federal funds rate plus 0.5%, (b) the Bank of America prime rate and (c) LIBOR (using a one month-period) plus 1.0%), plus the applicable margin, as we elect. The applicable margin means a percentage per annum determined in accordance with the following table:

		Commitment
Pricing		Fee/Unused	Letter of	Eurocurrency	Base Rate
Tier	Consolidated Leverage Ratio	Line Fee	Credit Fee	Rate Loans	Loans
1	≥ 2.50 to 1.0	0.50%	3.75%	3.75%	2.75%
2	≥ 2.00 to 1.0 but < 2.50 to 1.0	0.45%	3.50%	3.50%	2.50%
3	≥ 1.50 to 1.0 but < 2.00 to 1.0	0.40%	3.25%	3.25%	2.25%
4	≥ 1.00 to 1.0 but < 1.50 to 1.0	0.35%	3.00%	3.00%	2.00%
5	< 1.00 to 1.0	0.30%	2.75%	2.75%	1.75%

In the event of default, the outstanding indebtedness under the Senior Secured Revolving Credit Facility will bear interest at an additional 2%.

The Senior Secured Revolving Credit Facility contains restrictive covenants, including among other things financial covenants requiring us to not exceed a maximum consolidated senior secured leverage coverage ratio, a maximum total consolidated leverage ratio and to maintain a minimum consolidated fixed charge coverage ratio. The Senior Secured Revolving Credit Facility also restricts our ability (subject to certain exceptions) to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and make other payments in respect of capital stock, make certain investments, sell assets, change our lines of business, enter into transactions with affiliates and other corporate actions.  As of June 30, 2011, the Company was in compliance with the financial covenants in the Senior Secured Revolving Credit Facility.

The Senior Secured Revolving Credit Facility also includes events of default typical of these types of credit facilities and transactions, including, but not limited to, the nonpayment of principal, interest, fees or other amounts owing under the new Senior Secured Revolving Credit Facility, the violation of covenants, the inaccuracy of representations and warranties, cross defaults, insolvency, certain ERISA events, material judgments and change of control. The occurrence of an event of default could result in the lenders not being required to lend any additional amounts and the acceleration of obligations under the new Senior Secured Revolving Credit Facility, causing such obligations to be due and payable immediately, which could materially and adversely affect us.

As of June 30, 2011, there was $204.0 million outstanding under the Senior Secured Revolving Credit Facility.  As of August 5, 2011, there were no borrowings outstanding under the Senior Secured Revolving Credit Facility as the full amount outstanding under the facility was repaid with proceeds from the senior unsecured notes offered in July 2011.

  Working Capital Facilities

On September 29, 2010, our indirect wholly-owned subsidiary UK Independent Medical Services Limited (“UKIM”) entered into a Sales Finance Agreement (“SFA”) with Barclays Bank PLC (“Barclays”), pursuant to which Barclays will provide UKIM a working capital facility of up to £5,000,000, subject to the terms and conditions of the SFA. The working capital facility bears a discount margin of 2.5% over Base Rate (0.5% rate on June 30, 2011) and serves to finance UKIM’s unpaid account receivables. The working capital facility will operate on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of June 30, 2011, we had $5.9 million outstanding under the working capital facility, resulting in approximately $2.1 million in availability.

On May 12, 2011, our indirect wholly-owned subsidiary Premex Group Limited (“Premex”) entered into a SFA with Barclays, pursuant to which Barclays will provide Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on June 30, 2011) and serves to finance Premex’s unpaid account receivables. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of June 30, 2011, we had $37.1 million outstanding under the working capital facility, resulting in approximately $5.4 million in availability.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Senior Unsecured Notes

On July 19, 2011, we closed our previously announced private offering of $250.0 million in aggregate principal amount of 9.0% senior notes due 2019 (the “Notes”). The Notes were issued at a price of 100% of their principal amount. The Notes are senior obligations of ExamWorks and are guaranteed by ExamWorks’ existing and future U.S. subsidiaries. A portion of the gross proceeds of $250.0 million were used to repay borrowings outstanding under our Senior Secured Revolving Credit Facility and pay related fees and expenses, and the remainder will be used for general corporate purposes, including acquisitions.

Cash Flow Summary

Cash and cash equivalents were $7.2 million at June 30, 2011 compared to $15.1 million at June 30, 2010.

Our cash flows from operating, investing and financing activities, as reported in our consolidated financial statements included elsewhere in this report, are summarized as follows:

	For the six months ended
	June 30,
	2010	2011
Net cash provided by operating activities	$6,825	$16,393
Net cash used in investing activities	(63,090)	(284,812)
Net cash provided by financing activities	69,820	241,853
Exchange rate impact on cash and cash equivalents	—	148
Net increase (decrease) in cash and cash equivalents	$13,555	$(26,418)

Operating Activities. Net cash provided by operating activities was $16.4 million in the six months ended June 30, 2011 as compared with net cash provided by operating activities of $6.8 million in the six months ended June 30, 2010.  Net cash provided by operating activities for 2011 consisted of our net loss of $631,000 which was offset by net non-cash charges of $20.1 million (consisting primarily of $20.1 million in depreciation and amortization and $3.0 million from share based compensation expenses, offset by a net decrease in deferred income taxes of $2.6 million) and a decrease in working capital of approximately $3.1 million in 2011 (primarily driven by increases in accounts receivable, prepaid expenses and other current assets and deferred revenues offset by increases in accounts payable and accrued expenses). Net cash provided by operating activities for 2010 consisted of our net loss of $667,000 which was offset by non-cash charges of $6.8 million (consisting primarily of $6.5 million in depreciation and amortization) and an increase in working capital of approximately $672,000 (primarily driven by increases in accounts payable and accrued expenses and other liabilities, offset by increases in accounts receivable and prepaid expenses and other current assets).

Investing Activities. Net cash used in investing activities was $284.8 million and $63.1 million in the six months ended June 30, 2011 and 2010, respectively.  This increase was directly attributable to cash paid for increased acquisition activity and capital asset purchases during 2011 and 2010 of approximately $283.2 million and $62.9 million, respectively.

Financing Activities. Net cash provided by financing activities was $241.9 million and $69.8 million in the six months ended June 30, 2011 and 2010, respectively. The 2011 increase was primarily attributable to borrowings under the Senior Secured Revolving Credit Facility of $264.0 million, which was used to the fund the MES and Premex acquisitions and borrowings under the Barclay’s Working Capital Facility of $37.8 million, used to repay a portion of the Senior Secured Revolving Credit Facility, offset by $60.0 million in repayments of the Senior Secured Revolving Credit Facility.  The 2010 increase was primarily attributable to the net issuance of preferred stock of $32.4 million, net borrowings under the previous term loan facility of $41.0 million, and net issuance of common stock of approximately $2.8 million, offset by the repayment of a note payable to a related party of $3.5 million and net repayments and borrowings under our previous revolving credit facility and subordinated unsecured notes payable of approximately $600,000 and $639,000, respectively.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

Contractual Obligations and Commitments

Our contractual cash payment obligations as of June 30, 2011 are set forth below:

			Payments due by year ending December 31,
		Period from July
		1, 2011 through
		December 31,
	Total	2011	2012	2013	2014	2015	Thereafter
	(In thousands)
Operating leases	$23,037	$3,906	$6,820	$4,925	$3,158	$2,489	$1,739
Amounts outstanding under Bank of America Senior Revolving
Credit Facility	204,000	—	—	204,000	—	—	—
Amounts outstanding under working capital facilities	42,963	—	—	5,899	37,064	—	—
Subordinated unsecured notes payable and deferred payments	4,105	1,330	2,073	428	274	—	—
Total:	$274,105	$5,236	$8,893	$215,252	$40,496	$2,489	$1,739

As of June 30, 2011, we leased our office spaces for our corporate locations in Atlanta, Georgia and New York, New York and also for 42 of our service centers in various cities under non-cancelable lease agreements.

We have certain contractual obligations including various debt agreements with requirements to make interest payments. These amounts are subject to the level of borrowings in future periods and the interest rate for the applicable periods, and therefore the amounts of these payments are not determinable. Based upon amounts outstanding at June 30, 2011 and applicable interest rates ranging between 0.0% and 6.0%, interest amounts are expected to be approximately $4.1 million for the six months ended December 31, 2011, approximately $8.0 million for the year ended December 31, 2012, approximately $7.4 million for the year ended December 31, 2013, approximately $448,000 for the year ended December 31, 2014, and immaterial thereafter.

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

Intangible assets, including customer relationships, tradenames, covenants not to compete and technology that have finite lives are amortized over their useful lives.

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

During the year ended December 31, 2010, we generated $5.2 million of federal taxable income.  For the three and six months ended June 30, 2010, we had an income tax benefit of $71,000 and $660,000, respectively.  For the three and six months ended June 30, 2011, we had an income tax benefit of $37,000 and $408,000, respectively.

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

We apply the provisions of ASC 740, Income Taxes (“ASC 740”), as it relates to uncertain tax positions. This guidance prescribes a comprehensive model for how a company should recognize, measure, present and disclosure in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. ASC 740 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. As of January 1, 2009, we recognized a liability for unrecognized tax liabilities of $96,000.  As of December 31, 2010 the liability related to unrecognized tax benefits was $176,000 and we recognized an additional liability related to unrecognized tax benefits of $120,000 in the six months ended June 30, 2011.  We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.

We are no longer subject to U.S. federal income or state tax return examinations by tax authorities before 2006 and 2005, respectively, which periods relate to certain acquired businesses. The Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax returns for 2009 during the second quarter of 2011.  As of the date of this filing, the IRS has not proposed any adjustments to our tax positions. We operate in multiple taxing jurisdictions and face audits from various tax authorities. We remain subject to examination until the statute of limitations expires for the respective tax jurisdiction. We do not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next twelve months.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

The fair value of stock option grants is determined using the Black-Scholes valuation model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded stock options that have no vesting restrictions and are fully transferable, characteristics not present in these stock options. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because the Company’s stock options have characteristics significantly different from those of traded stock options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of its share-based awards. Our expected volatility assumptions are based on publicly traded peer group’s median implied historical volatility. We expect to continue to use an estimate based on our peer group’s historical volatility until we have adequate historical data regarding the volatility of our traded stock price. Expected life assumptions are based upon the “simplified” method as described in Securities and Exchange Commission Staff Accounting Bulletin No. 107, which is the midpoint between the vesting date and the end of the contractual term. This option has been elected as we do not have sufficient stock option exercise experience to support a reasonable estimate of the expected term. The risk-free interest rate was selected based upon yields currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term of the option. We recognize compensation expense for only the portion of stock options that are expected to vest. Accordingly, we have estimated expected forfeitures of stock options based on historical forfeiture experience rates and used these to develop a future rate. If our actual forfeiture rate varies from our historical rates and estimates, additional adjustments to compensation expense may be required in future periods.

Since our initial public offering in the fourth quarter of 2010, the per share exercise price of our stock option grants equals the closing price of our common stock on the date of grant.

In the first two quarters of 2011, we issued approximately 2.3 million stock option awards to certain employees. The weighted average fair value of each stock option was $8.95 per option and the aggregate fair value was $20.9 million. All of these awards vest over a three-year period. All of these options could vest earlier in the event of a change in control or merger or other acquisition. Share-based compensation expense was $184,000 and $298,000 for the three and six months ended June 30, 2010, respectively, all of which was recorded in selling, general and administrative expenses.  Share-based compensation expense was $2.0 million and $3.0 million for the three and six months ended June 30, 2011, of which $650,000 was included in costs of revenues in both periods, and $1.4 million and $2.4 million was recorded in selling, general and administrative expenses, respectively.  At June 30, 2011, the unrecognized compensation expense related to stock option grants was $24.5 million with a remaining weighted average life of 2.0 years.

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

Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance codified as ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosure about fair value measurements. ASC 820 is effective for interim reporting periods in fiscal years beginning after November 15, 2007. As such, we adopted the provisions of ASC 820 effective January 1, 2008.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

The Company’s financial instruments, which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy at December 31, 2010 and June 30, 2011, and are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2010
Financial instruments:
Interest rate swap	$—	$654	$—	$654
Contingent consideration	—	—	6,202	6,202

As of June 30, 2011
Financial instruments:
Interest rate swap	—	457	—	457
Contingent consideration	—	—	4,599	4,599

The fair value of the interest rate swap is determined using observable market inputs, such as current interest rates, and considers nonperformance risk of the Company and that of its counterparties.

The contingent consideration relates to earnout provisions recorded in conjunction with certain acquisitions completed in 2009 and 2010. Of the total decrease in fair value of the contingent consideration of $1.6 million from December 31, 2010 to June 30, 2011, $293,000 was settled as cash consideration to satisfy the first installment related to a 2009 acquisition, approximately $500,000 was recorded in selling, general and administrative expenses, and approximately $800,000 was recorded in interest and other expenses in the consolidated statement of operations.

In February 2007, the FASB issued authoritative guidance codified as ASC 825, which permits entities to choose to measure many financial instruments and certain other items at fair value. This provision of ASC 825 is effective for fiscal years beginning after November 15, 2007.  As the Company did not elect the fair value option, the adoption of this provision of ASC 825 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows for the six months ended June 30, 2010 and 2011.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations.  The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures under FASB ASC Topic 805 (ASC 805), Business Combinations, to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011.  We adopted the provisions of ASU 2010-29 effective January 1, 2011.  The adoption of ASU 2010-29 did not have a material impact on our consolidated financial statements for the six months ended June 30, 2011.  We included the expanded disclosure requirements required under ASU 2010-29 for all acquisitions completed in 2011.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. These amendments have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The common requirements are expected to result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are to be applied prospectively and are effective for fiscal years beginning after December 15, 2011.  We plan to adopt these provisions in the first quarter of 2012. Adoption of these provisions is not expected to have a material impact on our consolidated financial statements.

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

Interest Rate Risk. As of June 30, 2011, we had cash and cash equivalents totaling approximately $7.2 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $5.4 million were held in the U.S. The U.S. amounts are insured in full against bank failure through June 30, 2012 under the Federal Deposit Insurance Corporation Temporary Liquidity Guarantee Program.

Our outstanding debt of $204.0 million and $43.0 million at June 30, 2011 related to indebtedness under our Senior Secured Revolving Credit Facility and working capital facilities, respectively, both of which contain a floating interest rate. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase in our variable rate debt would result in an increase of $2.5 million in our annual pre-tax net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at June 30, 2011.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Foreign Exchange Risk. As of June 30, 2011, we have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. dollar.  Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently hedge our exposure to foreign currency exchange rate fluctuations given that the net difference between foreign currency denominated revenue and operating expenses is relatively small. In the future, however, we may hedge such exposure to foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Acquisitions

          During the second quarter of fiscal year 2011, pursuant to the exemption from registration provided in Section 4(2) of the Securities Act, common stock was issued as a portion of the purchase price in connection with the acquisition set forth below. The per share price set forth below represents the estimated fair market value of the shares at the time of issuance. No underwriters were involved in this sale of securities nor were any commissions paid as part of this sale.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

		Number of	Price Per
Name	Acquisition Date	Shares	Share
Premex Group	May 10, 2011	661,610	$22.85

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

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated June 23, 2010, by and among ExamWorks Group, Inc., ExamWorks, Inc. and ExamWorks Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Form S-1 of the Registrant filed on August 13, 2010)

2.2	Stock Purchase Agreement dated as of January 11, 2011, by and among ExamWorks Group, Inc., ExamWorks, Inc., MES Group, Inc., George E. Turek, and the minority shareholders of MES Group, Inc., as set forth therein (incorporated by reference to Exhibit 2.1 to Form 8-K of the Registrant filed January 13, 2011)

2.3	Agreement for the sale and purchase of the entire issued share capital of Premex Group Limited dated May 10, 2011, among ExamWorks Group, Inc., ExamWorks UK Ltd. and the shareholders of Premex Group Limited set forth therein (incorporated by reference to Exhibit 2.1 to Form 8-K of the Registrant filed May 13, 2011)

2.4	Tax Deed dated May 10, 2011, relating to the sale and purchase of the entire issued share capital of Premex Group between ExamWorks UK Ltd. and Covenantors set forth therein (incorporated by reference to Exhibit 2.2 to Form 8-K of the Registrant filed May 13, 2011)

3.1	Amended and Restated Certificate of Incorporation of ExamWorks (incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant filed March 11, 2011)

3.2	Amended and Restated Bylaws of ExamWorks (incorporated by reference to Exhibit 3.2 to Form 10-K of the Registrant filed March 11, 2011)

4.1	Form of Common Stock Certificate of ExamWorks (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Form S-1 of the Registrant filed on October 21, 2010).

4.2	Indenture dated July 19, 2011, by and among ExamWorks Group, Inc., the Guarantors party thereto, and U.S. Bank, National Association, as Trustee (including Form of 9% Note Due 2019) (incorporated by reference to Exhibit 4.1 to Form 8-K of the Registrant filed July 22, 2011)

4.3	Registration Rights Agreement dated July 19, 2011 by and among ExamWorks Group, Inc., the Guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Initial Purchasers (incorporated by reference to Exhibit 4.2 to Form 8-K of the Registrant filed July 22, 2011)

10.1	First Amendment and Consent Agreement dated as of May 6, 2011, by and among ExamWorks Group, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and Lenders party thereto, amending the Credit Agreement dated as of October 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed May 10, 2011)

10.2	Sales Finance Agreement – Recourse Confidential Invoice Discounting Facility (UK Debts), dated May 12, 2011, by and between Barclays Bank PLC and Premex Services Limited (incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed May 17, 2011)

10.3	Amendment Letter, dated May 12, 2011, by and between Barclays Bank PLC and Premex Services Limited (incorporated by reference to Exhibit 10.2 to Form 8-K of the Registrant filed May 17, 2011)

10.4+	Separation and Release Agreement, dated May 19, 2011, by and between ExamWorks Group, Inc. and Joshua W. LeMaire (incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed May 20, 2011)

10.5	Second Amendment to Credit Agreement, dated as of July 7, 2011, by and among ExamWorks Group, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and Lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed July 11, 2011)

31.1	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

+ Denotes management contract or compensatory plan or arrangement

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAMWORKS GROUP, INC.

Date: August 10, 2011	By:	/s/ J. Miguel Fernandez de Castro
J. Miguel Fernandez de Castro Senior Vice President and Chief Financial Officer (Principal Financial Officer)