Form 10-Q/A
period 2011-06-30
ExamWorks Group, Inc.
filed 2011-09-01
CIK 1498021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of August 5, 2011, ExamWorks Group, Inc. had 34,688,218 shares of Common Stock outstanding.

EXPLANATORY NOTE

ExamWorks Group, Inc. is filing this Amendment No. 1 (the “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, which was originally filed on August 10, 2011 (the “Original Filing”) for the sole purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). As required by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing.

No other changes have been made to the Form 10-Q. This Amendment No.1 does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

Item 6. Exhibits

2.1*
Agreement and Plan of Merger, dated June 23, 2010, by and among ExamWorks Group, Inc., ExamWorks, Inc. and ExamWorks Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Form S-1 of the Registrant filed on August 13, 2010)

2.2*
Stock Purchase Agreement dated as of January 11, 2011, by and among ExamWorks Group, Inc., ExamWorks, Inc., MES Group, Inc., George E. Turek, and the minority shareholders of MES Group, Inc., as set forth therein (incorporated by reference to Exhibit 2.1 to Form 8-K of the Registrant filed January 13, 2011)

2.3*
Agreement for the sale and purchase of the entire issued share capital of Premex Group Limited dated May 10, 2011, among ExamWorks Group, Inc., ExamWorks UK Ltd. and the shareholders of Premex Group Limited set forth therein (incorporated by reference to Exhibit 2.1 to Form 8-K of the Registrant filed May 13, 2011)

2.4*
Tax Deed dated May 10, 2011, relating to the sale and purchase of the entire issued share capital of Premex Group between ExamWorks UK Ltd. and Covenantors set forth therein (incorporated by reference to Exhibit 2.2 to Form 8-K of the Registrant filed May 13, 2011)

3.1*	Amended and Restated Certificate of Incorporation of ExamWorks (incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant filed March 11, 2011)

3.2*	Amended and Restated Bylaws of ExamWorks (incorporated by reference to Exhibit 3.2 to Form 10-K of the Registrant filed March 11, 2011)

4.1*	Form of Common Stock Certificate of ExamWorks (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Form S-1 of the Registrant filed on October 21, 2010).

4.2*
Indenture dated July 19, 2011, by and among ExamWorks Group, Inc., the Guarantors party thereto, and U.S. Bank, National Association, as Trustee (including Form of 9% Note Due 2019) (incorporated by reference to Exhibit 4.1 to Form 8-K of the Registrant filed July 22, 2011)

4.3*
Registration Rights Agreement dated July 19, 2011 by and among ExamWorks Group, Inc., the Guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Initial Purchasers (incorporated by reference to Exhibit 4.2 to Form 8-K of the Registrant filed July 22, 2011)

10.1*
First Amendment and Consent Agreement dated as of May 6, 2011, by and among ExamWorks Group, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and Lenders party thereto, amending the Credit Agreement dated as of October 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed May 10, 2011)

10.2*
Sales Finance Agreement – Recourse Confidential Invoice Discounting Facility (UK Debts), dated May 12, 2011, by and between Barclays Bank PLC and Premex Services Limited (incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed May 17, 2011)

10.3*	Amendment Letter, dated May 12, 2011, by and between Barclays Bank PLC and Premex Services Limited (incorporated by reference to Exhibit 10.2 to Form 8-K of the Registrant filed May 17, 2011)

10.4*+
Separation and Release Agreement, dated May 19, 2011, by and between ExamWorks Group, Inc. and Joshua W. LeMaire (incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed May 20, 2011)

10.5*
Second Amendment to Credit Agreement, dated as of July 7, 2011, by and among ExamWorks Group, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and Lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed July 11, 2011)

31.1*	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3

32*	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+ Denotes management contract or compensatory plan or arrangement

* These exhibits were previously filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 10, 2011.

** XBRL (eXtensible Business Reporting Language) interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAMWORKS GROUP, INC.

Date: September 1, 2011	By:	/s/ J. Miguel Fernandez de Castro
J. Miguel Fernandez de Castro
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

5