Form 10-Q
period 2011-09-30
ExamWorks Group, Inc.
filed 2011-11-14
CIK 1498021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2011.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-34930

EXAMWORKS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2909425
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of November 10, 2011, ExamWorks Group, Inc. had 34,165,043 shares of Common Stock outstanding.

EXAMWORKS GROUP, INC.  AND SUBSIDIARIES
SEPTEMBER 30, 2011
FORM 10-Q QUARTERLY REPORT

PART 1. FINANCIAL INFORMATION
      ITEM 1. FINANCIAL STATEMENTS

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	December 31,	September 30,
Assets	2010	2011
Current assets:
Cash and cash equivalents	$33,624	$29,869
Accounts receivable, net	38,638	138,553
Other receivables	33	61
Prepaid expenses	2,175	4,530
Deferred tax assets	68	5,085
Other current assets	42	16
Total current assets	74,580	178,114
Property, equipment and leasehold improvements, net	4,870	8,441
Goodwill	90,582	288,783
Intangible assets, net	66,914	147,545
Deferred tax assets, noncurrent	7,669	—
Deferred financing costs, net	4,176	11,868
Other assets	271	426
Total assets	$249,062	$635,177
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,999	$48,440
Accrued expenses	9,414	28,519
Accrued interest expenses	—	4,563
Deferred revenue	272	1,138
Current portion of subordinated unsecured notes payable	2,312	1,303
Current portion of contingent earnout obligation	2,478	90
Other current liabilities	3,105	4,967
Total current liabilities	37,580	89,020
Senior unsecured notes payable	—	250,000
Senior revolving credit facility and working capital facilities	4,998	39,979
Long-term subordinated unsecured notes payable, less current portion	2,546	1,636
Long-term contingent earnout obligation, less current portion	2,032	85
Deferred tax liability, noncurrent	—	4,997
Other long-term liabilities	1,666	2,052
Total liabilities	48,822	387,769
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 50,000,000 shares; no shares issued and outstanding at December 31, 2010 and September 30, 2011	—	—
Common stock, $0.0001 par value; Authorized 250,000,000 shares; issued and outstanding 32,216,104 and 34,556,968 shares at December 31, 2010 and September 30, 2011, respectively	3	3
Additional paid-in capital	211,861	268,742
Accumulated other comprehensive income (loss)	1,216	(1,641)
Accumulated deficit	(12,840)	(16,148)
Treasury stock, at cost - no shares and 316,658 shares outstanding at December 31, 2010 and September 30, 2011, respectively	—	(3,548)
Total stockholders’ equity	200,240	247,408
Total liabilities and stockholders' equity	$249,062	$635,177

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011

Revenues	$48,563	$109,218	$109,242	$282,548
Costs and expenses:
Costs of revenues	30,428	72,148	68,693	186,225
Selling, general and administrative expenses	9,587	22,803	23,970	58,785
Depreciation and amortization	5,905	13,069	12,452	33,153
Total costs and expenses	45,920	108,020	105,115	278,163
Income from operations	2,643	1,198	4,127	4,385
Interest and other expenses, net:
Interest expense, net	2,676	4,722	5,423	8,922
Loss on early extinguishment of debt	—	621	—	621
Loss (gain) on interest rate swap	7	(56)	71	(253)
Realized foreign currency loss (gain)	(150)	—	(150)	223
Total interest and other expenses, net	2,533	5,287	5,344	9,513
Income (loss) before income taxes	110	(4,089)	(1,217)	(5,128)
Provision (benefit) for income taxes	33	(1,412)	(627)	(1,820)
Net income (loss)	$77	$(2,677)	$(590)	$(3,308)

Per share data:
Net income (loss) per share:
Basic	$-	$(0.08)	$(0.04)	$(0.10)
Diluted	$-	$(0.08)	$(0.04)	$(0.10)

Weighted average number of common shares outstanding:
Basic	17,367,540	34,732,028	15,571,924	33,889,584
Diluted	22,342,793	34,732,028	15,571,924	33,889,584

Comprehensive Income (Loss):
Net income (loss)	$77	$(2,677)	$(590)	$(3,308)
Foreign currency translation adjustments	1,202	(2,627)	1,071	(2,857)
Total comprehensive income (loss)	$1,279	$(5,304)	$481	$(6,165)

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2010	2011

Operating activities:
Net loss	$(590)	$(3,308)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (gain) on interest rate swap	71	(253)
Depreciation and amortization	12,452	33,153
Amortization of deferred rent	(48)	(386)
Share-based compensation	559	5,385
Excess tax benefit related to share-based compensation	—	(3,112)
Provision for doubtful accounts	427	1,381
Amortization of deferred financing costs	638	1,433
Deferred income taxes	(4,221)	(6,299)
Loss on early extinguishment of debt	—	621
Other	—	223
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,357)	(3,469)
Prepaid expenses and other current assets	(70)	(786)
Accounts payable and accrued expenses	6,375	1,337
Deferred revenue and customer deposits	(627)	(458)
Other liabilities	1,646	1,344
Net cash provided by operating activities	14,255	26,806
Investing activities:
Cash paid for acquisitions, net	(96,945)	(300,233)
Purchases of equipment and leasehold improvements, net	(1,339)	(4,121)
Working capital and other settlements for acquisitions	306	(1,884)
Net cash used in investing activities	(97,978)	(306,238)
Financing activities:
Borrowings under senior unsecured notes payable	—	250,000
Borrowings under revolving credit facilities	—	268,000
Net borrowings under working capital facilities	6,448	36,098
Excess tax benefit related to share-based compensation	—	3,112
Proceeds from the exercise of options and warrants	9	2,215
Borrowings under term loan	60,666	—
Issuance of preferred stock, net	32,421	—
Issuance of common stock, net	2,972	—
Payment of related party notes	(3,500)	—
Repayment of subordinated unsecured notes payable	(1,280)	(2,101)
Purchases of stock for treasury	—	(3,548)
Payment of deferred financing costs	(1,947)	(9,746)
Repayment under revolving credit facilities	(4,281)	(268,000)
Other	(1,599)	(358)
Net cash provided by financing activities	89,909	275,672
Exchange rate impact on cash and cash equivalents	35	5
Net increase (decrease) in cash and cash equivalents	6,221	(3,755)
Cash and cash equivalents, beginning of period	1,499	33,624
Cash and cash equivalents, end of period	$7,720	$29,869

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for acquisitions	$9,373	$45,386
Issuance of common stock to settle earnout obligations	$576	$808
Issuance of common stock for termination of agreement	$1,435	$—

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,778	$4,759
Cash paid for income taxes	$207	$3,190

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

(1)           Nature of Operations and Basis of Presentation

ExamWorks Group, Inc. (“ExamWorks” or the “Company”) is a leading provider of independent medical examinations (“IMEs”), peer and bill reviews and related services (“IME services” or the “IME industry”). ExamWorks, Inc. was incorporated as a Delaware corporation on April 27, 2007. In 2008, ExamWorks, Inc. acquired three companies operating in the IME industry. In 2009, ExamWorks, Inc. acquired 11 other IME companies, including a provider of software solutions to the IME industry. In 2010, ExamWorks, Inc. acquired 14 additional IME companies. In the nine months ended September 30, 2011, ExamWorks, Inc. acquired five additional IME companies.  As of September 30, 2011, ExamWorks, Inc. operated out of 42 service centers serving all 50 United States, Canada and the United Kingdom. In June 2010, ExamWorks, Inc. effected a corporate reorganization creating a holding company, ExamWorks Group, Inc., with ExamWorks, Inc. becoming a wholly-owned subsidiary of ExamWorks Group, Inc.  In the fourth quarter of 2010, the Company issued 9.3 million shares of common stock in an initial public offering (“IPO”).

The consolidated financial statements of the Company as of September 30, 2010 and 2011 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the Company's most recent fiscal year. The Company's December 31, 2010 Consolidated Balance Sheet was derived from audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, but does not include all disclosures required by GAAP. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the aforementioned Form 10-K. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

(c)           Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2010 and September 30, 2011.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

(d)           Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts owed to the Company for services provided in the normal course of business and are reported net of allowance for doubtful accounts, which amounted to $815,000 and $1.8 million  as of December 31, 2010 and September 30, 2011, respectively. Generally, no collateral is received from customers and additions to the allowance are based on ongoing credit evaluations of customers with general credit experience being within the range of management’s expectations. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off.

(e)           Concentrations of Credit Risk

The Company routinely assesses the financial strength of its customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. For the three and nine months ended September 30, 2010 and 2011, no individual customer accounted for more than 10% of revenues.  At December 31, 2010 and September 30, 2011, there was no individual customer that accounted for greater than 10% of the accounts receivable balance.

As of September 30, 2011, the Company had cash and cash equivalents totaling approximately $29.9 million. These amounts were held in non-interest bearing accounts, of which $26.8 million were held in the U.S. The U.S. amounts are insured in full against bank failure through June 30, 2012 under the Federal Deposit Insurance Corporation Temporary Liquidity Guarantee Program.

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

(g)           Long-Lived Assets

In accordance with Impairment or Disposal of Long-Lived Assets, Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Subtopic 360-10 (“ASC 360”), Property, Plant, and Equipment — Overall, long-lived assets, such as equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. At December 31, 2010 and September 30, 2011, no impairment was noted.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

The Company performed its annual impairment review of goodwill in October 2010, and it was determined that the carrying amount of goodwill was not impaired and there have been no subsequent developments that would indicate impairment exists as of December 31, 2010 and September 30, 2011. Further, the Company performed, on a preliminary basis, its annual impairment review of goodwill in October 2011 and determined the carrying amount of goodwill was not impaired at October 1, 2011.  The goodwill impairment review will continue to be performed annually or more frequently, if facts and circumstances warrant a review.

ASC 350 also requires that intangible assets with definite lives be amortized over their estimated useful lives. Currently, customer relationships, tradenames, covenants not to compete and technology are amortized using the straight-line method over estimated useful lives.

(i)           Deferred Financing Costs

Deferred financing costs totaling $1.7 million were incurred in December 2009 in connection with a previously existing credit facility and were to be amortized to interest expense over the three-year term of the facility using the straight-line method, which approximates the effective interest method. In the first ten months of 2010, an additional $2.1 million of deferred financing costs were incurred as the Company expanded its borrowing availability under that facility.  The previously existing credit facility was repaid in November 2010 with proceeds generated from the IPO.  In connection with this early retirement of debt, the Company recognized debt extinguishment costs of approximately $3.2 million in the fourth quarter of 2010 for the unamortized portion of the loan costs.  The debt extinguishment costs were recorded as other interest expense in accordance with FASB ASC Topic 470, Debt (“ASC 470”).  In November 2010, the Company entered in to a new senior secured revolving credit facility with Bank of America N.A. (“Senior Secured Revolving Credit Facility”) (see Note 10) and has incurred deferred financing costs of $7.4 million, $4.4 million of which were incurred in 2010 and $3.0 million of which were incurred in the nine months ended September 30, 2011.  In the third quarter of 2011, the Company reduced the aggregate revolving commitments under the Senior Secured Revolving Credit Facility by $37.5 million for a maximum commitment of $262.5 million.  In conjunction with this reduction, the Company recognized debt extinguishment costs of approximately $621,000 in the third quarter of 2011 for the unamortized portion of the loan costs which were recorded as other interest expense.  Additionally, in the third quarter of 2011, the Company closed a private offering of $250.0 million in aggregate principal amount of 9.0% senior notes due 2019 (“Senior Unsecured Notes”), and incurred deferred financing costs of $6.7 million associated therewith.

The deferred financing costs associated with the Senior Secured Revolving Credit Facility and Senior Unsecured Notes will be amortized to interest expense over the five-year term of the facility, as amended, and eight-year term of the notes, respectively, (see Note 10), using the straight-line method which approximates the effective interest method.

For the three months ended September 30, 2010 and 2011, the Company amortized approximately $317,000 and $499,000 to interest expense, respectively.  For the nine months ended September 30, 2010 and 2011, the Company amortized approximately $637,000 and $1.4 million to interest expense, respectively.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

Certain agreements with customers in the U.K. include provisions whereby collection of the amounts billed are contingent on the favorable outcome of the claim.  The Company has deemed these provisions to preclude revenue recognition at the time of sale, as collectability is not reasonably assured and the sales are contingent, and is deferring these revenues, net of estimated costs, until the case has been settled and the contingency has been resolved.  As of September 30, 2011, the Company had deferred $1.8 million in contingent revenues.  There was no deferral related to contingent revenues as of December 31, 2010.

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

(m)           Income (Loss) Per Common Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during each period. Diluted income (loss) per common share is calculated by dividing net income (loss), adjusted on an “as if converted” basis, by the weighted-average number of actual shares outstanding and, when dilutive, the share equivalents that would arise from the assumed conversion of convertible instruments.  The effect of potentially dilutive stock options and warrants is calculated using the treasury stock method.

For the nine months ended September 30, 2010, the potentially dilutive securities include options and warrants exercisable into 4.3 million shares of common stock, preferred stock convertible into 5.0 million shares of common stock and 119,000 shares of common stock issuable to settle the equity component of an earnout obligation.  For the nine months ended September 30, 2011, the potentially dilutive securities include options and warrants exercisable into 7.3 million shares of common stock and 68,000 shares of common stock issuable, at the holder’s option, to settle a subordinated unsecured note.

For the three months ended September 30, 2011 and for the nine months ended September 30, 2010 and 2011, all of the potentially dilutive securities were excluded from the calculation of shares applicable to income (loss) per share, because their inclusion would have been anti-dilutive.

(n)           Share-Based Compensation

The Company has an Amended and Restated 2008 Stock Incentive Plan (the “Plan”) that provides for granting of stock options. The Company accounts for share-based awards in accordance with FASB ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires measurement of compensation cost for all share-based awards at fair value on the grant date (or measurement date, if different) and recognition of compensation expense, net of forfeitures, over the requisite service period for awards expected to vest.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

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

The assumptions utilized for stock option grants during the nine months ended September 30, 2011 were as follows:

Nine months ended September 30, 2011
Volatility	35.79 - 39.25%
Expected life (years)	6.00
Risk-free interest rate	1.45 - 2.54%
Dividend yield	0.00
Fair value	$5.41 - 9.28

In the first nine months of 2011, the Company issued approximately 2.7 million stock option awards to certain employees. The weighted average fair value of each stock option was $8.50 per option and the aggregate fair value was $22.7 million. All of these awards vest over a three-year period. All of these options could vest earlier in the event of a change in control or merger or other acquisition. Share-based compensation expense was $261,000 and $559,000 for the three and nine months ended September 30, 2010, respectively, all of which was recorded in selling, general and administrative (“SGA”) expenses.  Share-based compensation expense was $2.4 million and $5.4 million for the three and nine months ended September 30, 2011, respectively, of which $650,000 and $1.3 million was included in costs of revenues, respectively, and $1.7 million and $4.1 million was recorded in SGA expenses for the three and nine months periods, respectively.  At September 30, 2011, the unrecognized compensation expense related to stock option grants was $23.8 million with a remaining weighted average life of 1.8 years.

A summary of option activity for the nine months ended September 30, 2011 follows:

		Weighted
	Number of	average
	options	exercise price
Balance at December 31, 2010	5,058,525	$7.29
Options granted	2,670,600	21.87
Options forfeited	(362,245)	11.81
Options exercised	(440,748)	5.02
Balance at September 30, 2011	6,926,132	$12.82

The total intrinsic value of stock options exercised during the nine months ended September 30, 2011 was approximately $7.3 million.  There were no stock options exercised during the nine months ended September 30, 2010.  As of September 30, 2011, there were 1.9 million stock options exercisable with a weighted average exercise price of $4.74.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

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

The Company’s financial instruments, which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy at December 31, 2010 and September 30, 2011, and are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2010
Financial instruments:
Interest rate swap	$—	$654	$—	$654
Contingent consideration	—	—	6,202	6,202

As of September 30, 2011
Financial instruments:
Interest rate swap	$—	$401	$—	$401
Contingent consideration	—	—	1,604	1,604

The fair value of the interest rate swap is determined using observable market inputs, such as current interest rates, and considers nonperformance risk of the Company and that of its counterparties.

The contingent consideration relates to earnout provisions recorded in conjunction with certain acquisitions completed in 2009 and 2010 (see Note 3). Of the total decrease in fair value of the contingent consideration of $4.6 million from December 31, 2010 to September 30, 2011, $506,000 was settled as cash consideration to satisfy installments related to 2009 and 2010 acquisitions, 58,000 shares of the Company’s common stock were issued with a fair value of $808,000 to settle an earnout related to a 2009 acquisition, approximately $222,000 was recorded in SGA expenses, and approximately $1.2 million was recorded in interest and other expenses, net in the Consolidated Statements of Operations due to changes in the fair value of the contingent consideration.  Additionally in the third quarter of 2011, the Company and the sellers of certain Canadian subsidiaries agreed to terminate the clawback and earnout provisions in the acquisition agreements.  As a result, the Company recorded a reduction to contingent consideration of $1.9 million in the third quarter of 2011.  This reduction is included in SGA expenses in the Consolidated Statements of Operations.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

In February 2007, the FASB issued ASC 825, which permits entities to choose to measure many financial instruments and certain other items at fair value. This provision of ASC 825 is effective for fiscal years beginning after November 15, 2007.  As the Company did not elect the fair value option, the adoption of this provision of ASC 825 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows for the nine months ended September 30, 2010 and 2011.

(p)           Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are recorded as a component of stockholders’ equity but are excluded from net income (loss). The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments from those business units not using the U.S. dollar as their functional currency.

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

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations.  The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures under FASB ASC Topic 805 (“ASC 805”), Business Combinations, to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011.  The Company adopted the provisions of ASU 2010-29 effective January 1, 2011.  The adoption of ASU 2010-29 did not have a material impact on the Company’s consolidated financial statements for the nine months ended September 30, 2011.  The Company included the expanded disclosure requirements required under ASU 2010-29 for all acquisitions completed in 2011 (see Note 3).

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

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

 (a)           2010 Acquisitions

Metro Medical Acquisition

On March 26, 2010, ExamWorks acquired substantially all of the assets and assumed certain liabilities of Metro Medical Services, LLC (“Metro Medical”) for aggregate consideration of $13.5 million, comprised of $13.0 million cash consideration less cash acquired of $722,000 and 589,930 shares of the Company’s common stock with an estimated fair value of $1.3 million. In conjunction with the Metro Medical acquisition, the Company incurred transaction costs of $101,000 which were reported in SGA expenses in the Company’s 2010 Consolidated Statements of Operations. The Metro Medical acquisition enabled the Company to further expand its operations in the northeastern region of the United States.

The final allocation of consideration for the Metro Medical acquisition is summarized as follows (in thousands):

	Preliminary		Final
	purchase price		Purchase price
	allocation		allocation
	December 31, 2010	Adjustments/ reclassifications	September 30, 2011
Equipment and leasehold improvements	$186	$—	$186
Customer relationships	4,715	—	4,715
Tradename	1,458	—	1,458
Covenants not to compete	66	—	66
Technology	100	—	100
Goodwill	5,601	—	5,601
Deferred tax asset associated with step-up in book basis	680	—	680
Assets acquired and liabilities assumed, net	682	—	682
Totals	$13,488	$—	$13,488

In 2011, the Company finalized the purchase price allocation with no adjustments to the purchase price.  The goodwill and other intangible assets resulting from the Metro Medical acquisition are expected to be deductible for tax purposes.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

Direct IME Acquisition

On June 30, 2010, ExamWorks acquired substantially all of the assets and assumed certain liabilities of Direct IME, a partnership (“Direct IME”), for aggregate consideration of $13.6 million, comprised of $11.9 million cash consideration less cash acquired of $50,000, 507,606 shares of the Company’s common stock with an estimated fair value of $1.4 million and $351,000 of contingent consideration. The acquisition agreement contained a clawback provision whereby certain revenue and profitability targets must be met for a period of two years. At the time of closing, the Company expected Direct IME to achieve the targeted levels. Additionally, the acquisition agreement contained contingent consideration in the form of an earnout provision based upon the achievement of certain revenue and profitability targets. In the third quarter of 2011, the Company and the sellers of Direct IME agreed to terminate the clawback and earnout provisions in the acquisition agreement.  As a result, the Company recorded a reduction to contingent consideration of approximately $600,000 in the third quarter of 2011.  This reduction is recorded in SGA expenses in the accompanying Consolidated Statements of Operations. In conjunction with the Direct IME acquisition, the Company incurred transaction costs of $194,000 which were reported in SGA expenses in the Company’s 2010 Consolidated Statements of Operations. The Direct IME acquisition enabled the Company to expand operations into the Canadian market.

The final allocation of consideration for the Direct IME acquisition is summarized as follows (in thousands):

	Preliminary		Final
	purchase price		Purchase price
	allocation		allocation
	December 31, 2010	Adjustments/ reclassifications	September 30, 2011
Equipment and leasehold improvements	$34	$—	$34
Customer relationships	5,416	—	5,416
Tradename	720	—	720
Covenants not to compete	33	—	33
Technology	48	—	48
Goodwill	5,708	—	5,708
Deferred tax asset associated with step-up in book basis	815	—	815
Assets acquired and liabilities assumed, net	855	—	855
Totals	$13,629	$—	$13,629

In 2011, the Company finalized the purchase price allocation with no adjustments to the purchase price.  The goodwill and other intangible assets resulting from the Direct IME acquisition are expected to be deductible for tax purposes.

Verity Acquisition

On August 6, 2010, ExamWorks acquired substantially all of the assets and assumed certain liabilities of Verity Medical, Inc. (“Verity Medical”), for cash consideration of $14.0 million. In conjunction with the Verity Medical acquisition, the Company incurred transaction costs of $138,000 which were reported in SGA expenses in the Company’s 2010 Consolidated Statements of Operations. The Verity Medical acquisition enabled the Company to further expand its operations in the midwestern region of the United States.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

The final allocation of consideration for the Verity Medical acquisition is summarized as follows (in thousands):

	Preliminary		Final
	purchase price		Purchase price
	allocation		allocation
	December 31, 2010	Adjustments/ reclassifications	September 30, 2011
Equipment and leasehold improvements	$46	$—	$46
Customer relationships	6,063	—	6,063
Tradename	1,036	—	1,036
Covenants not to compete	51	—	51
Technology	83	—	83
Goodwill	6,160	14	6,174
Deferred tax asset associated with step-up in book basis	12	8	20
Assets acquired and liabilities assumed, net	540	(22)	518
Totals	$13,991	$—	$13,991

In 2011, the Company finalized the purchase price allocation with no adjustments to the purchase price. The goodwill and other intangible assets resulting from the Verity Medical acquisition are expected to be deductible for tax purposes.

UK Independent Medical Acquisition

On September 7, 2010, ExamWorks acquired 100% of the outstanding share capital of UK Independent Medical Services Limited (“UKIM”) for aggregate consideration of $16.0 million, comprised of $14.5 million cash consideration and 253,003 shares of the Company’s common stock with an estimated fair value of $1.5 million. In conjunction with the UKIM acquisition, the Company incurred transaction costs of $447,000 which were reported in SGA expenses in the Company’s 2010 Consolidated Statements of Operations. The UKIM acquisition enabled the Company to expand operations into the U.K. market.

The final allocation of consideration for the UKIM acquisition is summarized as follows (in thousands):

	Preliminary		Final
	purchase price		Purchase price
	allocation		allocation
	December 31, 2010	Adjustments/ reclassifications	September 30, 2011
Equipment and leasehold improvements	$152	$—	$152
Customer relationships	3,238	—	3,238
Tradename	1,704	—	1,704
Covenants not to compete	107	—	107
Technology	5	—	5
Goodwill	2,895	1,487	4,382
Deferred tax asset associated with step-up in book basis	1,163	826	1,989
Assets acquired and liabilities assumed, net	6,358	(1,940)	4,418
Totals	$15,622	$373	$15,995

In 2011 the Company finalized the purchase price allocation and recorded an adjustment to working capital resulting in an increase to total consideration paid of $373,000.  Other adjustments to the purchase price allocation in 2011 relate primarily to a decrease in the fair value of acquired accounts receivable.  The goodwill and other intangible assets resulting from the UKIM acquisition are expected to be deductible for U.S. federal income tax purposes.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

Other 2010 Acquisitions

Additionally, in 2010, the Company completed the following individually insignificant acquisitions, as defined in SEC Regulation S-X Rule 3-05, with an aggregate purchase price of $70.3 million, comprised of $62.8 million cash consideration less cash acquired of $1.0 million, 1,685,312 shares of the Company’s common stock with an estimated fair value of $5.9 million, $1.7 million of seller debt in the form of subordinated unsecured notes payable, and $786,000 of contingent consideration. A portion of this debt may be settled, at the election of the seller, with 135,282 shares of the Company’s common stock.  In the third quarter of 2011, the seller elected to settle the first debt installment in cash for $750,000 rather than 67,641 shares of the Company’s common stock.  In conjunction with the other 2010 acquisitions, the Company incurred transaction costs of $1.2 million, which were reported in SGA expenses in the Company’s 2010 Consolidated Statements of Operations. These acquisitions expanded the geographic coverage and, to a lesser extent, enhanced the service offering of the Company.

Company name	Form of acquisition	Date of acquisition
American Medical Bill Review, Inc.	Substantially all of the assets and assumed certain liabilities	March 15, 2010
Medical Evaluations, Inc.	Substantially all of the assets and assumed certain liabilities	March 15, 2010
401 Diagnostics, Inc.	Substantially all of the assets and assumed certain liabilities	June 30, 2010
Independent Medical Services Corporation	Substantially all of the assets and assumed certain liabilities	June 30, 2010
Network Medical Review Company Ltd.	100% of the outstanding common stock	June 30, 2010
SOMA Medical Assessments Inc.	Substantially all of the assets and assumed certain liabilities	June 30, 2010
Exigere Corporation	100% of the outstanding common stock	August 6, 2010
Health Cost Management, LLC	Substantially all of the assets and assumed certain liabilities	September 1, 2010
BME Gateway, Inc.	Substantially all of the assets and assumed certain liabilities	October 1, 2010
Royal Medical Consultants, Inc.	Substantially all of the assets and assumed certain liabilities	December 20, 2010

The preliminary allocation of consideration for these acquisitions is summarized as follows (in thousands):

	Preliminary		Preliminary
	purchase price		Purchase price
	allocation		allocation
	December 31, 2010	Adjustments/ reclassifications	September 30, 2011
Equipment and leasehold improvements	$792	$—	$792
Customer relationships	24,814	—	24,814
Tradename	5,984	—	5,984
Covenants not to compete	242	—	242
Technology	1,219	—	1,219
Goodwill	37,513	(51)	37,462
Net deferred tax liability associated with step-up in book basis	(2,540)	212	(2,328)
Assets acquired and liabilities assumed, net	2,294	(249)	2,045
Totals	$70,318	$(88)	$70,230

In 2011, the Company recorded adjustments to working capital resulting in a decrease to total consideration paid of $88,000.  The Company expects to make further adjustments to the purchase price allocation of certain acquisitions, excluding those completed on or prior to September 30, 2010 which are considered final as of September 30, 2011, principally resulting from working capital and tax related adjustments, in accordance with their respective purchase agreements. The SOMA Medical Assessments Inc. (“SOMA”) acquisition agreement contains a clawback provision whereby certain revenue and profitability targets must be met for a period of two years. At the time of closing, the Company expected SOMA to achieve the targeted levels. Additionally, the SOMA agreement contained contingent consideration in the form of an earnout provision based upon the achievement of certain revenue and profitability targets.  At the date of the SOMA acquisition, the Company recorded $536,000 as the estimate of the fair value of the contingent consideration related to this acquisition. Any contingent consideration is payable at the end of a two-year period. In the third quarter of 2011, the Company and the Sellers of SOMA agreed to terminate the clawback and earnout provisions in the acquisition agreement.  As a result, the Company recorded a reduction to contingent consideration of $1.3 million in the third quarter of 2011.  This reduction is recorded in SGA expenses in the accompanying Consolidated Statements of Operations. Goodwill of $23.7 million and other intangible assets of $21.7 million are expected to be deductible for tax purposes.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

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

(b)           2011 Acquisitions

MES Group Acquisition

On February 28, 2011, the Company completed the acquisition of 100% of the outstanding stock of MES Group, Inc. (“MES”) for aggregate consideration of $215.0 million, comprised of $175.0 million cash consideration, 1,424,501 shares of Company common stock with a fair value of $30.0 million  (using a value of  $21.07 per share, the closing price of the Company’s common stock on February 28, 2011), and $10.0 million of assumed indebtedness under MES’ credit facility, which was paid off at closing. In conjunction with the MES acquisition, the Company incurred transaction costs of $2.0 million, of which $8,000 and $529,000 were incurred in the three and nine months ended September 30, 2011, respectively, and are reported in SGA expenses in the Company’s accompanying 2011 Consolidated Statements of Operations. The MES acquisition broadens the Company’s product portfolio, customer base and increases the Company’s market share in the U.S.

The preliminary allocation of consideration for the MES acquisition is summarized as follows (in thousands):

Preliminary
purchase price
allocation
September 30, 2011
Buyilding, equipment and leasehold improvements	$1,800
Customer relationships	38,190
Tradename	17,426
Covenants not to compete	511
Technology	762
Goodwill	158,856
Net deferred tax liability associated with step-up in book basis	(18,780)
Assets acquired and liabilities assumed, net	16,249
Totals	$215,014

  The goodwill and other intangible assets resulting from the MES acquisition are not expected to be deductible for tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change.  As the adjustments to the preliminary purchase price allocation are not deemed material to the consolidated financial statements, the Company has not reflected the adjustments retroactively as of the acquisition date.  The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.  The MES acquisition contributed $35.8 million in revenues and $2.5 million in operating income for the three months ended September 30, 2011.  The MES acquisition contributed $86.1 million in revenues and $6.9 million in operating income for the nine months ended September 30, 2011.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

Premex Group Acquisition

On May 10, 2011, the Company completed the acquisition of 100% of the outstanding share capital of Premex Group Limited (“Premex”) for $108.4 million.  The Company paid total consideration consisting of $66.5 million in cash, 661,610 shares of Company common stock with a fair value of approximately $15.1 million (using a value of $22.85 per share, the closing price of the Company’s common stock on May 10, 2011) and $26.8 million of assumed indebtedness under Premex’s receivables facility which was paid off at closing.   In conjunction with the Premex acquisition, the Company incurred transaction costs of $664,000 of which $12,000 and $655,000 were incurred in the three and nine months ended September 30, 2011, respectively, and are reported in SGA expenses in the Company’s accompanying 2011 Consolidated Statements of Operations. The Premex acquisition increases the Company’s market share in the U.K. and broadens the Company’s product portfolio and customer base in the U.K.

The preliminary allocation of consideration for the Premex acquisition is summarized as follows (in thousands):

Preliminary
purchase price
allocation
September 30, 2011
Equipment and leasehold improvements	$650
Customer relationships	32,886
Tradename	10,602
Covenants not to compete	109
Technology	2,356
Goodwill	28,756
Deferred tax asset associated with step-up in book basis	405
Assets acquired and liabilities assumed, net	32,593
Totals	$108,357

The goodwill and other intangible assets resulting from the Premex acquisition are expected to be deductible for tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change.  The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.  The Premex acquisition contributed $22.3 million in revenues and $705,000 in operating income for the three months ended September 30, 2011.  The Premex acquisition contributed $35.9 million in revenues and $1.6 million in operating income for the nine months ended September 30, 2011.

Other 2011 Acquisitions

Additionally, in 2011, the Company completed the following individually insignificant acquisitions with an aggregate purchase price of $22.2 million, comprised of $22.0 million cash consideration less cash acquired of $43,000, and 11,927 shares of the Company’s common stock with an estimated fair value of $254,000. In conjunction with the other 2011 acquisitions, the Company incurred transaction costs of $229,000, of which $81,000 and $186,000 were incurred in the three and nine months ended September 30, 2011, respectively, and are reported in SGA expenses in the Company’s 2011 Consolidated Statements of Operations. These acquisitions expanded the geographic coverage and, to a lesser extent, enhanced the service offering of the Company.

Company name	Form of acquisition	Date of acquisition
National IME Centres Inc.	100% of the outstanding common stock	February 18, 2011
MLS Group of Companies, Inc.	100% of the outstanding common stock	September 28, 2011
Medicolegal Services, Inc.	Substantially all of the assets and assumed certain liabilities	September 28, 2011

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

The preliminary allocation of consideration for these acquisitions is summarized as follows (in thousands):

Preliminary
purchase price
allocation
September 30, 2011
Equipment and leasehold improvements	$138
Customer relationships	7,561
Tradename	2,224
Covenants not to compete	197
Technology	394
Goodwill	10,962
Net deferred tax liability associated with step-up in book basis	(356)
Assets acquired and liabilities assumed, net	1,100
Totals	$22,220

Goodwill of $9.4 million and other intangible assets of $9.1 million are expected to be deductible for tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change.  Such changes are not expected to be significant.  The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.  The other 2011 acquisitions contributed $712,000 in revenues and $66,000 in operating income for the three months ended September 30, 2011.  The other 2011 acquisitions contributed $1.6 million in revenues and $158,000 in operating income for the nine months ended September 30, 2011.

(c)           Pro forma Financial Information

The unaudited pro forma results of operations for the three and nine months ended September 30, 2010 and September 30, 2011 assumes that the 2010 and 2011 acquisitions, completed through September 30, 2011, were completed on January 1, 2010.

For the three months ended September 30, 2010 and September 30, 2011, the pro forma results include adjustments to reflect additional interest expense of $3.6 million and $339,000 respectively, associated with the funding of the acquisitions assuming that acquisition related debt was incurred on January 1, 2010.  In addition, incremental depreciation and amortization expense was recorded as if the acquisitions had occurred on January 1, 2010 and amounted to $6.5 million and $646,000 for the three months ended September 30, 2010 and 2011, respectively.  Finally, adjustments of $5.2 million and $2.3 million were made to SGA expenses for the three months ended September 30, 2010 and 2011, respectively, principally related to certain salary and other personal  expenses attributable to the previous owners of the acquired businesses.  These adjustments represent contractual reductions and are considered to be non-recurring and are not expected to have a continuing impact on the operations of the Company.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

For the nine months ended September 30, 2010 and September 30, 2011, the pro forma results include adjustments to reflect additional interest expense of $13.4 million and $3.9 million, respectively, associated with the funding of the acquisitions assuming that acquisition related debt was incurred on January 1, 2010.  In addition, incremental depreciation and amortization expense was recorded as if the acquisitions had occurred on January 1, 2010 and amounted to $24.5 million and $7.3 million for the nine months ended September 30, 2010 and 2011, respectively.  Finally, adjustments of $18.6 million and $11.9 million were made to SGA expenses for the nine months ended September 30, 2010 and 2011, respectively, principally related to certain salary and other personal  expenses attributable to the previous owners of the acquired businesses.  These adjustments represent contractual reductions and are considered to be non-recurring and are not expected to have a continuing impact on the operations of the Company.

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2011	2010	2011
	(In thousands, except per share data)
Pro forma revenues	$117,708	$113,251	$347,926	$348,916
Pro forma net (loss) income	(167)	(2,551)	557	(2,142)

Pro forma (loss) income per share:
Basic and diluted	$(0.01)	$(0.07)	$0.03	$(0.06)

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective as of January 1 of the respective years or of future operations of the Company.

(4)           Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements at December 31, 2010 and September 30, 2011, consist of the following (in thousands):

	Estimated useful lives	December 31, 2010	September 30, 2011
Building	15 years	$—	$600
Computer and office equipment	3 years	5,738	10,002
Furniture and fixtures	3 – 5 years	1,379	2,449
Leasehold improvements	Lease term	295	676
		7,412	13,727
Less accumulated depreciation and amortization		2,542	5,286
Total		$4,870	$8,441

Depreciation expense for the three and nine months ended September 30, 2010 was $499,000 and $1.1 million, respectively.  Depreciation expense for the three and nine months ended September 30, 2011 was $1.0 million and $2.7 million, respectively.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

(5)           Goodwill and Intangible Assets

Goodwill at December 31, 2010 and September 30, 2011 consists of the following (in thousands):

	December 31, 2010	September 30, 2011
Balance at beginning of period	$32,395	$90,582
Goodwill acquired during the period	57,877	198,574
Adjustments to prior year acquisitions	(303)	1,450
Effect of foreign currency translation	613	(1,823)
Balance at end of period	$90,582	$288,783

Intangible assets at December 31, 2010 and September 30, 2011, consist of the following (in thousands):

		December 31, 2010
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	40 to 42 months	$70,163	$(19,130)	$51,033
Tradenames	45 months	17,883	(4,606)	13,277
Covenants not to compete	36 months	1,729	(841)	888
Technology	24 to 40 months	3,427	(1,711)	1,716
Totals		$93,202	$(26,288)	$66,914

		September 30, 2011
		Gross		Net
		carrying	Accumulated	carrying
	Estimated useful lives	amount	amortization	value
Amortizable intangible assets:
Customer relationships	40 to 60 months	$146,836	$(41,013)	$105,823
Tradenames	45 to 84 months	47,364	(10,632)	36,732
Covenants not to compete	36 months	2,780	(1,397)	1,383
Technology	24 to 40 months	6,830	(3,223)	3,607
Totals		$203,810	$(56,265)	$147,545

The aggregate intangible amortization expense for the three and nine months ended September 30, 2010 was $5.4 million and $11.4 million, respectively.  The aggregate intangible amortization expense for the three and nine months ended September 30, 2011 was $12.0 million and $30.4 million, respectively.  The estimated future amortization expense of intangible assets is as follows (in thousands):

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

Amount
Three months ended December 31, 2011	$12,392
Year ended December 31:
2012	45,504
2013	39,517
2014	23,636
2015	17,475
Thereafter	9,021
Total	$147,545

(6)           Accrued Expenses

Accrued expenses at December 31, 2010 and September 30, 2011 consist of the following (in thousands):

	December 31, 2010	September 30, 2011
Accrued compensation and benefits	$1,647	$4,033
Accrued professional fees	1,775	5,134
Accrued income and other taxes	2,235	655
Accrued medical panel fees	284	1,758
Accrued value added tax	2,829	15,251
Other accrued expenses	644	1,688
Total	$9,414	$28,519

(7)           Stockholders’ Equity

During the nine months ended September 30, 2011, the Company issued approximately 2.1 million shares of common stock, with a fair value of $45.4 million, to fund the stock consideration of the acquisitions completed in 2011.

During the nine months ended September 30, 2011, the Company issued approximately 441,000 shares of common stock to settle stock options exercised during the period.

During the nine months ended September 30, 2011, the Company issued approximately 21,000 shares of common stock to settle warrants exercised during the period.

During the nine months ended September 30, 2011, the Company issued approximately 9,000 shares of common stock to settle vested restricted stock units granted in the prior year to an outside consultant as compensation for services to be provided during the year.  The Company recorded the expense related to these awards in SGA expenses over the requisite service period.

On August 4, 2011, the Company issued approximately 31,000 shares of restricted stock with an estimated fair value of $425,000 to the members of the Board of Directors as compensation for services to be provided in the upcoming year.  The Company will record the expense related to these awards in SGA expenses over the one-year service period.

On August 8, 2011, the Company announced that its Board of Directors authorized the implementation of a share repurchase program to repurchase up to $20.0 million of outstanding shares of the Company’s common stock for treasury.  Purchases under this buyback program may be made from time to time on the open market and in privately negotiated transactions, including pursuant to the terms of a 10b5-1 plan. A 10b5-1 plan allows a company to purchase shares during a blackout period, provided the company communicates its share purchase instructions to the broker prior to the blackout period, pursuant to a written plan that may not be changed. The timing of these purchases depends upon several factors, including market conditions, the market price of the Company's common stock, the effect of the share dilution on earnings, available cash and any other potential risks the Company might encounter. The share repurchase plan may be discontinued at any time at the discretion of the Company.  As of September 30, 2011, the Company had repurchased 316,658 shares of common stock under the share repurchase program.  These shares were repurchased at an average cost of $11.20 per share for a total cost of $3.5 million.

On August 12, 2011, the Company issued approximately 58,000 shares of common stock with a fair value of approximately $808,000 to fund the stock component of the second earnout obligation from a 2009 acquisition.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

(8)           Related Party Transactions

In June 2009, the Company engaged RedRidge Finance Group (“RedRidge”) to assist the Company in securing additional debt financing to allow the Company to continue to implement its acquisition strategy.  For the nine months ended September 30, 2010, the Company paid RedRidge $425,000 in connection with a previous credit facility, all of which was incurred during the first two quarters of 2010.  No such fees were paid to RedRidge during the three and nine months ended September 30, 2011.

The Senior Secured Revolving Credit Facility contains a provision requiring the Company to use a third party to perform financial due diligence for acquisitions exceeding a certain size. With the approval of the senior lender, the Company engaged RedRidge to assist it with financial due diligence and incurred $123,000 and $363,000 in fees in acquisition related work performed during the three and nine months ended September 30, 2010, respectively.  The Company incurred $274,000 and $461,000 in fees in acquisition related work performed during the three and nine months ended September 30, 2011, respectively.    P&P Investment, LLC (“P&P”), a company owned by Richard Perlman, Executive Chairman of the Company, and James Price, Chief Executive Officer of the Company, are minority owners of, and have loaned funds to RedRidge.  P&P, Mr. Perlman and Mr. Price have entered into a letter agreement under which P&P waived any right it had to any portion of the diligence fees paid by the Company to RedRidge and agreed that such fee, minus amounts paid to RedRidge’s employees, would be paid solely to RedRidge’s majority owner.

In June 2010, the Company entered into a lease agreement with Compass Partners L.L.C. (“Compass”) for corporate office space located at 655 Madison Avenue, 23rd Floor, New York, NY. Compass is the general partner of ExamWorks Holdings, LLLP, the Company’s majority shareholder as of the date of the agreement.  The Company’s Executive Chairman, Richard Perlman, owns 99% of Compass and his wife owns the remaining 1%.  Pursuant to the lease, which runs from April 1, 2010 through June 30, 2014, the Company paid Compass a rental fee of $10,080 per month in 2010, which fee was subject to increase commencing January 1, 2011 based on a proportionate pass through of base rent increases and increases for property taxes and building operating expenses. Prior to the entry into this lease agreement, the Company did not incur costs in excess of $120,000 per year with respect to leasing this corporate office space. In June 2010, the Company paid Compass $62,000 in leasehold improvements.  For the three and nine months ended September 30, 2010, the Company paid Compass $30,000 and $113,000, respectively, in rental payments.  The Company paid Compass $33,000 and $101,000 in rental payments during the three and nine months ended September 30, 2011, respectively.

 (9)           Commitments and Contingencies

(a)           Lease Commitments

The Company and its subsidiaries lease office space under noncancelable operating leases with various expiration dates from 2011 through 2019.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

Future minimum lease payments under the operating leases for the three months ended December 31, 2011 and in each of the years subsequent to December 31, 2011 are as follows (in thousands):

Amount
Three months ended December 31, 2011	$2,082
Year ended December 31:
2012	7,414
2013	5,149
2014	3,597
2015	2,785
Thereafter	2,774
Total	$23,801

Related rent expense for the three and nine months ended September 30, 2010 was $1.1 million and $2.6 million, respectively.  Related rent expense for the three and nine months ended September 30, 2011 was $2.1 million and $5.8 million, respectively.

(b)           Employee Benefit Plans

The Company and its subsidiaries each sponsor a separate voluntary defined contribution pension plan under Section 401(k) of the Internal Revenue Code. The plans cover substantially all employees that meet specific age and length of service requirements. The Company and its subsidiaries have various matching and vesting arrangements within their individual plans. For the three and nine months ended September 30, 2010, the Company recorded $5,000 and $9,000 in compensation expense related to these plans, respectively. The Company did not record any compensation expense related to these plans for the three and nine months ended September 30, 2011.

(c)           Letter of Credit

As of December 31, 2010 and September 30, 2011, the Company had $220,000 and $190,000, respectively outstanding under letters of credit which are used to secure certain of the Company’s leased office facilities.

(10)         Long-Term Debt

	December 31, 2010	September 30, 2011
	(In thousands)
Senior Unsecured Notes Payable (a)	$—	$250,000
Senior Secured Revolving Credit Facility, Bank of America, N.A. (b)	—	—
Working capital facilities, Barclays (c)	4,998	39,979
Various subordinated unsecured notes payable; maturing at various dates from 2011 through 2015 (d)	4,858	2,939
	9,856	292,918
Less current portion	2,312	1,303
	$7,544	$291,615

(a)
On July 19, 2011, the Company closed a private offering of $250.0 million in aggregate principal amount of 9.0% senior notes due 2019 (the “Notes”). The Notes were issued at a price of 100% of their principal amount. The Notes are senior obligations of ExamWorks and are guaranteed by ExamWorks’ existing and future U.S. subsidiaries. A portion of the gross proceeds of $250.0 million were used to repay borrowings outstanding under the Company’s Senior Secured Revolving Credit Facility and pay related fees and expenses, and the remainder will be used for general corporate purposes, including acquisitions.

(b)
The Company entered into a Senior Secured Revolving Credit Facility agreement dated November 2, 2010 with Bank of America, N.A. The facility initially consisted of a $180.0 million revolving credit facility. The facility is available to finance the Company’s acquisition program and working capital needs. On February 9, 2011, the Company exercised the accordion feature of the Senior Secured Revolving Credit Facility, increasing the facility from $180.0 million to $245.0 million.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

On May 6, 2011, the Company increased and fully exercised the accordion features of the Senior Secured Revolving Credit Facility.  The increase and exercise of the accordion feature increased the committed capacity of the credit facility by $55.0 million, from a total of $245.0 million to a total of $300.0 million.

On July 7, 2011, the Company entered into a second amendment to its Senior Secured Revolving Credit Facility (the “Second Amendment”) which became effective simultaneously with the consummation of the Company’s private offering of the Notes.  The Second Amendment amended the Senior Secured Revolving Credit Facility to, among other things, (i) extend the maturity date of the Senior Secured Revolving Credit Facility from November 2013 to July 2016; (ii) permit the issuance and sale of the Notes; (iii) replace the consolidated senior leverage ratio with a consolidated senior secured leverage ratio while permitting the maximum consolidated senior secured leverage ratio to be 3.00 to 1; (iv) permit the Company’s maximum consolidated leverage ratio to increase from 3.5 to 1 to 4.75 to 1; (v) reduce the borrowing cost; and (vi) allow the Company to complete acquisitions with a purchase price of up to $75.0 million (previously $50.0 million) without prior lender consent. The Second Amendment also reduced the aggregate revolving commitments under the Senior Secured Revolving Credit Facility by $37.5 million for a maximum commitment of $262.5 million, subject to the Company’s right to increase the aggregate revolving commitments by $37.5 million for a maximum commitment of $300.0 million, so long as the Company is not in default and the Company satisfies certain other customary conditions.

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

Pricing Tier	Consolidated Leverage Ratio	Commitment
		Fee/Unused	Letter of	Eurocurrency	Base Rate
		Line Fee	Credit Fee	Rate Loans	Loans
1	≥ 2.50 to 1.0	0.50%	3.75%	3.75%	2.75%
2	≥ 2.00 to 1.0 but < 2.50 to 1.0	0.45%	3.50%	3.50%	2.50%
3	≥ 1.50 to 1.0 but < 2.00 to 1.0	0.40%	3.25%	3.25%	2.25%
4	≥ 1.00 to 1.0 but < 1.50 to 1.0	0.35%	3.00%	3.00%	2.00%
5	< 1.00 to 1.0	0.30%	2.75%	2.75%	1.75%

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

(c)
On September 29, 2010, the Company’s indirect wholly-owned subsidiary UKIM entered into a Sales Finance Agreement (the “UKIM SFA”) with Barclays Bank PLC (“Barclays”), pursuant to which Barclays will provide UKIM a working capital facility of up to £5,000,000, subject to the terms and conditions of the UKIM SFA. The working capital facility bears a discount margin of 2.5% over Base Rate (0.5% rate on September 30, 2011) and serves to finance UKIM’s unpaid account receivables. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of September 30, 2011, the Company had $5.9 million outstanding under the working capital facility, resulting in approximately $1.9 million in availability.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

On May 12, 2011, the Company’s indirect wholly-owned subsidiary Premex entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays will provide Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on September 30, 2011) and serves to finance Premex’s unpaid account receivables. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of September 30, 2011, the Company had $34.1 million outstanding under the working capital facility, resulting in approximately $7.3 million in availability.

(d)
During 2009 and 2010, the Company issued seller debt in the form of subordinated unsecured notes payable with an estimated fair value of approximately $5.5 million relating to certain acquisitions (see Note 3). These notes are unsecured and subordinated to the Senior Secured Revolving Credit Facility and the Notes issued in July 2011. Five notes payable totaling $4.4 million bear interest at 6%, and are payable quarterly with amounts ranging between $50,000 and $76,000, with maturity dates ranging from August 2011 through March 2013. The remaining balance of the notes payable, $1.1 million, are noninterest bearing and are payable annually with amounts ranging between $250,000 and $333,000, maturing in 2014. The Company made principal payments totaling $2.1 million during the nine months ended September 30, 2011.

As of September 30, 2011, future maturities of long-term debt were as follows (in thousands):

Amount

Three months ended December 31, 2011	$246
Year ended December 31:
2012	1,983
2013	6,334
2014	34,355
2015	—
Thereafter	250,000
Total	$292,918

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

In August 2008, in order to protect against interest rate exposure on its variable-rate debt, the Company entered into an interest rate swap to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed interest rate of 4.36% with a notional amount of $8.3 million and $7.0 million as of December 31, 2010 and September 30, 2011, respectively.  The Company did not meet the criteria for hedge accounting under ASC 815, thus the difference between its amortized cost and its fair value resulted in an unrealized loss (gain) for the nine months ended September 30, 2010 and 2011, of $71,000 and $(253,000), respectively, and such amount was reported in interest and other expenses, net on the accompanying Consolidated Statements of Operations.

The Company does not enter into derivative transactions for speculative purposes.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

(12)         Income Taxes

In preparing its financial statements, the Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. During the year ended December 31, 2010, the Company generated $5.2 million of federal taxable income.  For the three and nine months ended September 30, 2010, the Company had an income tax expense (benefit) of $33,000 and $(627,000) respectively.  For the three and nine months ended September 30, 2011, the Company had an income tax benefit of $1.4 million and $1.8 million, respectively.

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

As of December 31, 2010, the liability related to unrecognized tax benefits was $176,000. The Company recorded an additional liability for unrecognized tax benefits in the nine months ended September 30, 2011 of $132,000 related to acquired liabilities for unrecognized tax benefits and interest and penalties on prior year tax positions.  The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

The following table summarizes the activity related to the unrecognized tax benefits for the period ended September 30, 2011 (in thousands):

Balance at January 1, 2011	$176
Increase to prior year tax positions	132
Increase to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—
Decrease related to settlements	—
Balance at September 30, 2011	$308

The Company is no longer subject to U.S. federal income or state tax return examinations by tax authorities for tax years before 2006 and 2005, respectively, which periods relate to certain acquired businesses. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for 2009 during the second quarter of 2011.  As of September 30, 2011, the IRS has not proposed any adjustments to the Company’s tax positions.  The Company operates in multiple taxing jurisdictions and faces audits from various tax authorities. The Company remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. The Company does not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next twelve months.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

For the three months ended September 30, 2010, $42.2 million, $5.1 million and $1.3 million of the Company’s revenues were generated in the U.S., Canada and the U.K., respectively.  For the three months ended September 30, 2011, $78.0 million, $4.1 million and $27.1 million of the Company’s revenues were generated in the U.S., Canada and the U.K., respectively.  For the nine months ended September 30, 2010, $102.8 million, $5.1 million and $1.3 million of the Company’s revenues were generated in the U.S., Canada and the U.K., respectively.  For the nine months ended September 30, 2011, $217.5 million, $14.4 million and $50.6 million of the Company’s revenues were generated in the U.S., Canada and the U.K., respectively.  As of December 31, 2010, total long-lived assets located in the U.S., Canada and the U.K. were $139.4 million, $26.3 million and $8.8 million, respectively.  As of September 30, 2011, total long-lived assets located in the U.S., Canada and the U.K. were $352.9 million, $24.8 million and $79.4 million, respectively.

(14)         Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date of this filing and identified the following item:

Acquisitions

Since September 30, 2011, the Company completed the below listed individually insignificant acquisitions, for an aggregate purchase price of $23.9 million, comprised of $22.6 million cash consideration less cash acquired of $521,000, and issued 202,999 shares of the Company’s common stock with an estimated fair value of $1.8 million.  In conjunction with the below acquisitions, the Company incurred transaction costs of $370,000 all of which were incurred in the three months ended September 30, 2011 and are reported in SGA expenses in the Company’s accompanying 2011 Consolidated Statements of Operations.  These acquisitions expanded the geographic coverage in Canada and in the western U.S. and, to a lesser extent, enhanced the service offering of the Company.

Company name	Form of acquisition	Date of acquisition
Capital Vocational Specialist Inc.	Substantially all of the assets and assumed certain liabilities	October 3, 2011
North York Rehabilitation Centre Inc.	Substantially all of the assets and assumed certain liabilities	October 3, 2011
Matrix Health Management Inc.	Substantially all of the assets and assumed certain liabilities	October 24, 2011
IME Operations of Michael M. Bronshvag, M.D.	Substantially all of the assets and assumed certain liabilities	October 27, 2011

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

Our Business

We are a leading provider of independent medical examinations, or “IMEs”, peer and bill reviews, and related services, which include litigation support services, administrative support services and medical record retrieval services. We were incorporated as a Delaware corporation on April 27, 2007. From July 14, 2008 through the date of this filing, we have acquired 37 IME businesses, including a leading provider of software solutions to the IME industry. We currently operate out of 45 service centers servicing all 50 U.S. states, Canada and the United Kingdom. In June 2010, we effected a corporate reorganization creating a holding company, ExamWorks Group, Inc., with ExamWorks, Inc. becoming a wholly-owned subsidiary of ExamWorks Group, Inc.  In the fourth quarter of 2010, we issued 9.3 million shares of our common stock in the IPO.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Significant Recent Developments

We operate in a highly fragmented industry and have completed numerous acquisitions. A key component of our business strategy is growth through acquisitions that expand our geographic coverage, provide new or complementary lines of business, expand our portfolio of services, and increase our market share. Another central feature of our business strategy is to grow our business organically by selling additional services to existing clients, cross-selling into additional insurance lines of business and expanding our geographic footprint with existing clients. To date, we have completed the following 37 acquisitions:

Acquisition Date	Name
October 27, 2011	●	IME Operations of Michael M. Bronshvag, M.D.
October 24, 2011	●	Matrix Health Management Inc.
October 3, 2011	●	Capital Vocational Specialist Inc.
	●	North York Rehabilitation Centre Inc.
September 28, 2011	●	MLS Group of Companies, Inc.
	●	Medicolegal Services, Inc.
May 10, 2011	●	Premex Group
February 28, 2011	●	MES Group
February 18, 2011	●	National IME Centres
December 20, 2010	●	Royal Medical Consultants
October 1, 2010	●	BMEGateway
September 7, 2010	●	UK Independent Medical Services
September 1, 2010	●	Health Cost Management
August 6, 2010	●	Verity Medical
	●	Exigere
June 30, 2010	●	SOMA Medical Assessments
	●	Direct IME
	●	Network Medical Review
	●	Independent Medical Services
	●	401 Diagnostics
March 26, 2010	●	Metro Medical Services
March 15, 2010	●	American Medical Bill Review
	●	Medical Evaluations
December 31, 2009	●	Abeton
	●	Medical Assurance Group
	●	MedNet I.M.S.
	●	Qualmed
	●	IME Operations of Physicians Practice
August 14, 2009	●	The Evaluation Group
August 4, 2009	●	Benchmark Medical Consultants
July 7, 2009	●	IME Software Solutions
May 21, 2009	●	Florida Medical Specialists
	●	Marquis Medical Administrators
April 17, 2009	●	Ricwel
July 14, 2008	●	CFO Medical Services
	●	Crossland Medical Review Services
	●	Southwest Medical

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Certain agreements with customers in the U.K. include provisions whereby collection of the amounts billed are contingent on the favorable outcome of the claim.  We have deemed these provisions to preclude revenue recognition at the time of sale, as collectability is not reasonably assured and the sales are contingent, and are deferring these revenues, net of estimated costs, until the case has been settled and the contingency has been resolved.

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

Results of Operations

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

The following table sets forth our Consolidated Statements of Operations data for each of the periods indicated (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2011	2010	2011
Revenues	$48,563	$109,218	$109,242	$282,548
Costs and expenses:
Costs of revenues	30,428	72,148	68,693	186,225
Selling, general and administrative expenses	9,587	22,803	23,970	58,785
Depreciation and amortization	5,905	13,069	12,452	33,153
Total costs and expenses	45,920	108,020	105,115	278,163
Income from operations	2,643	1,198	4,127	4,385
Interest and other expenses, net	2,533	5,287	5,344	9,513
Income (loss) before income tax expense (benefit)	110	(4,089)	(1,217)	(5,128)
Income tax expense (benefit)	33	(1,412)	(627)	(1,820)
Net income (loss)	$77	$(2,677)	$(590)	$(3,308)

Net income (loss) per share attributable to common stockholders
Basic	$-	$(0.08)	$(0.04)	$(0.10)
Diluted	$-	$(0.08)	$(0.04)	$(0.10)

Weighted average shares outstanding - common stock - basic and diluted	17,367,540	34,732,028	15,571,924	33,889,584
	22,342,793	34,732,028	15,571,924	33,889,584

Other Financial Data:
Adjusted EBITDA (1)	$9,915	$17,128	$20,264	$46,494

(1)	Adjusted EBITDA is a non-GAAP measure that is described and reconciled to net loss in the next section and is not a substitute for the GAAP equivalent.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
Reconciliation of Adjusted EBITDA	2010	2011	2010	2011
Net income (loss)	$77	$(2,677)	$(590)	$(3,308)
Share-based compensation expense (i)	261	2,363	559	5,385
Depreciation and amortization expense	5,905	13,069	12,452	33,153
Acquisition-related transaction costs	1,106	477	3,126	2,704
Other non-recurring costs(ii)	-	21	-	867
Interest and other expenses, net	2,533	5,287	5,344	9,513
Provision (benefit) for income taxes	33	(1,412)	(627)	(1,820)
Adjusted EBITDA:	$9,915	$17,128	$20,264	$46,494

(i)
Share-based compensation expense of $650,000 and $1.3 million is included in costs of revenues for the three and nine months ended September 30, 2011, respectively and the remainder is included in SGA expenses. For the three and nine months ended September 30, 2010, all share-based compensation expense is included in SGA expenses.

(ii)	Other non-recurring costs consist of severance and facility termination costs.

Comparison of the Three Months Ended September 30, 2011 and 2010

Revenues. Revenues were $109.2 million for the three months ended September 30, 2011 compared to $48.6 million for the three months ended September 30, 2010, an increase of $60.6 million, or 125%.  The change in revenues over the 2010 period was due primarily to acquisitions completed in 2010 and 2011, offset by decreased volume in our existing business.

 On a pro forma basis, considering acquisitions through the date of this filing, revenues were $119.0 million for the three months ended September 30, 2011 compared to $123.5 million for the three months ended September 30, 2010, representing a 4% decline year over year.  This decline is due to decreased volume.  Pro forma revenues for the three months ended September 30, 2011 and 2010 assumes that the 2010 and 2011 acquisitions were completed on January 1, 2010.

Costs of revenues. Costs of revenues were $72.1 million for the three months ended September 30, 2011 compared to $30.4 million for the three months ended September 30, 2010, an increase of $41.7 million, or 137%.  The change in cost of revenues over the 2010 period was primarily due to acquisitions completed in 2010 and 2011.  Costs of revenues as a percentage of revenues increased from 62.6% for the three months ended September 30, 2010 to 66.0% for the three months ended September 30, 2011. The change was due to decreased volume in our existing business and due to higher costs of revenues as a percentage of revenues for the MES acquisition offset in part by lower costs of revenues as a percentage of revenues for the Premex acquisition.

Selling, general and administrative. SGA expenses were $22.8 million for the three months ended September 30, 2011 compared to $9.6 million for the three months ended September 30, 2010, an increase of $13.2 million, or 138%.  The change in SGA expenses over 2010 was due primarily to acquisitions completed in 2010 and 2011, with personnel expenses accounting for $7.4 million of this increase and the remainder resulting primarily from increases in rent, travel, phone, legal, insurance, and other professional expenses, offset by a decrease in acquisition related transaction costs.

Depreciation and amortization. D&A expenses were $13.1 million for the three months ended September 30, 2011 compared to $5.9 million for the three months ended September 30, 2010, an increase of $7.2 million, or 122% The increase in D&A expenses over the 2010 period was due primarily to additional amortization of finite-lived intangible and tangible assets related to acquisitions completed during 2010 and 2011.

Interest and other expenses, net. Interest and other expenses, net were $5.3 million for the three months ended September 30, 2011 compared to $2.5 million for the three months ended September 30, 2010, an increase of approximately $2.8 million or 112%. Interest and other expenses, net increased primarily due to increased interest expenses related to additional borrowings to fund acquisitions, deferred loan cost amortization, including a loss on early extinguishment of debt, and a realized loss on foreign currency, offset by adjustments to an interest rate swap.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Income tax expense (benefit). Income tax benefit was $1.4 million for the three months ended September 30, 2011 compared with income tax expense of $33,000 for the three months ended September 30, 2010, an increase in benefit of $1.4 million.  Our effective income tax rate was 34.5% and 30.0% for the three months ended September 30, 2011 and 2010, respectively.  The tax rates in the 2010 period were impacted by state net operating losses and nondeductible items.

Net income (loss). For the foregoing reasons, net loss was $2.7 million for the three months ended September 30, 2011 compared with net income of $77,000 for the three months ended September 30, 2010.

Comparison of the Nine Months Ended September 30, 2011 and 2010

Revenues. Revenues were $282.5 million for the nine months ended September 30, 2011 compared to $109.2 million for the nine months ended September 30, 2010, an increase of $173.3 million, or 159%. The change in revenues over the 2010 period was primarily due to acquisitions completed in 2010 and 2011, offset by decreased volume in our existing business.

 On a pro forma basis, considering acquisitions through the date of this filing, revenues were $367.2 million for the nine months ended September 30, 2011 compared to $364.4 million for the nine months ended September 30, 2010, representing a 1% increase year over year.  Pro forma revenues for the nine months ended September 30, 2011 and 2010 assumes that the 2010 and 2011 acquisitions were completed on January 1, 2010.

Costs of revenues. Costs of revenues were $186.2 million for the nine months ended September 30, 2011 compared to $68.7 million for the nine months ended September 30, 2010, an increase of $117.5 million, or 171%.  The change in cost of revenues over the 2010 period was primarily due to acquisitions completed in 2010 and 2011.  Costs of revenues as a percentage of revenues increased from 62.9% for the nine months ended September 30, 2010 to 65.9% for the nine months ended September 30, 2011. The change was due to decreased volume in our existing business and higher costs of revenues as a percentage of revenues for the MES acquisition, offset in part by lower costs of revenues as a percentage of revenues for the Premex acquisition.

Selling, general and administrative. SGA expenses were $58.8 million for the nine months ended September 30, 2011 compared to $24.0 million for the nine months ended September 30, 2010, an increase of $34.8 million, or 145%.  The change in SGA expenses over 2010 was due primarily to acquisitions completed in 2010 and 2011, with personnel expenses accounting for $20.4 million of this increase and the remainder resulting primarily from increases in rent, travel, phone, legal, insurance, and other professional expenses, offset by a decrease in acquisition related transaction costs.

Depreciation and amortization. D&A expenses were $33.2 million for the nine months ended September 30, 2011 compared to $12.5 million for the nine months ended September 30, 2010, an increase of $20.7 million, or 166%. The increase in D&A expenses over the 2010 period was due primarily to additional amortization of finite-lived intangible and tangible assets related to acquisitions completed during 2010 and 2011.

Interest and other expenses, net. Interest and other expenses, net were $9.5 million for the nine months ended September 30, 2011 compared to $5.3 million for the nine months ended September 30, 2010, an increase of approximately $4.2 million or 79%.  Interest and other expenses, net increased primarily due to increased interest expenses related to additional borrowings to fund acquisitions, deferred loan cost amortization and a realized loss on foreign currency, offset by adjustments to an interest rate swap.

Income tax benefit. Income tax benefit was $1.8 million for the nine months ended September 30, 2011 compared with $627,000 for the nine months ended September 30, 2010, an increased benefit of $1.2 million or 190%.  Our effective income tax rate was 35.5% and 51.5% for the nine months ended September 30, 2011 and 2010, respectively.  The tax rates in the 2010 period were impacted by state net operating losses and nondeductible items.

Net loss. For the foregoing reasons, net loss was $3.3 million for the nine months ended September 30, 2011 compared to $590,000 for the nine months ended September 30, 2010.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Our principal capital requirements are to fund operations and acquisitions. To date, we have funded our capital needs from cash flow generated from operations, private placements of our common and preferred stock, the IPO, borrowings under the Senior Secured Revolving Credit Facility and the private offering of the Notes.  We have also funded our acquisition program with equity issuances to sellers and with seller debt financing. We expect that cash and cash equivalents, availability under our existing Senior Secured Revolving Credit Facility, proceeds from the Notes, and cash flow from operations will be sufficient to support our operations, planned capital expenditures and acquisitions for at least the next 12 months.

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

Credit Facilities

Credit Facility

In November 2010, in conjunction with the IPO, we repaid $102.4 million of outstanding debt and terminated a credit facility.  This facility was replaced with a new senior secured revolving credit facility with Bank of America, N.A., as administrative agent and the other lenders party thereto (the “Senior Secured Revolving Credit Facility”), which following the exercises of the accordion feature in February 2011 and, subsequently in May 2011, and as amended in July 2011, as defined below, provides for borrowings of up to $262.5 million. Up to $15.0 million of the Senior Secured Revolving Credit Facility may be in the form of letters of credit, and up to $15.0 million may be in the form of swingline loans. Loans under the Senior Secured Revolving Credit Facility, which terminates in July 2016, will be used to fund our acquisition program (plans) and for general corporate purposes, including permitted acquisitions.

On May 6, 2011, we increased and fully exercised the accordion features of the Senior Secured Revolving Credit Facility.  The increase and exercise of the accordion feature increased the committed capacity of the credit facility by $55.0 million, from a total of $245.0 million to a total of $300.0 million.  Concurrently with the foregoing, we amended the Senior Secured Revolving Credit Facility to, among other things, (i) permit its maximum senior leverage ratio to temporarily increase from 3.0 to 1 to 3.50 to 1 for the quarters ending June 30, 2011 and September 30, 2011 and 3.25 to 1 for the quarter ending December 31, 2011 and 3.0 to 1 thereafter;  and (ii) permit the netting of unrestricted domestic cash in excess of $2.5 million but not exceeding $12.5 million against funded indebtedness for purposes of calculating leverage ratios.

On July 7, 2011, we entered into a second amendment to our Senior Secured Revolving Credit Facility (the “Second Amendment”), which became effective simultaneously with the consummation of our private offering of $250.0 million aggregate principal senior notes. The Second Amendment amended the Senior Secured Revolving Credit Facility to, among other things, (i) extend the maturity date of the Senior Secured Revolving Credit Facility from November 2013 to July 2016; (ii) permit the issuance and sale of the Notes; (iii) replace the consolidated senior leverage ratio with a consolidated senior secured leverage ratio while permitting the maximum consolidated senior secured leverage ratio to be 3.00 to 1; (iv) permit our maximum consolidated leverage ratio to increase from 3.5 to 1 to 4.75 to 1; (v) reduce the borrowing cost; and (vi) allow us to complete acquisitions with a purchase price of up to $75.0 million (previously $50.0 million) without prior lender consent. The Second Amendment  also reduced the aggregate revolving commitments under the Senior Secured Revolving Credit Facility by $37.5 million for a maximum commitment of $262.5 million, subject to our right to increase the aggregate revolving commitments by $37.5 million for a maximum commitment of $300.0 million, so long as we are not in default and we satisfy certain other customary conditions.

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

Pricing Tier	Consolidated Leverage Ratio	Commitment
		Fee/Unused	Letter of	Eurocurrency	Base Rate
		Line Fee	Credit Fee	Rate Loans	Loans
1	≥ 2.50 to 1.0	0.50%	3.75%	3.75%	2.75%
2	≥ 2.00 to 1.0 but < 2.50 to 1.0	0.45%	3.50%	3.50%	2.50%
3	≥ 1.50 to 1.0 but < 2.00 to 1.0	0.40%	3.25%	3.25%	2.25%
4	≥ 1.00 to 1.0 but < 1.50 to 1.0	0.35%	3.00%	3.00%	2.00%
5	< 1.00 to 1.0	0.30%	2.75%	2.75%	1.75%

In the event of default, the outstanding indebtedness under the Senior Secured Revolving Credit Facility will bear interest at an additional 2%.

The Senior Secured Revolving Credit Facility contains restrictive covenants, including among other things financial covenants requiring us to not exceed a maximum consolidated senior secured leverage coverage ratio, a maximum total consolidated leverage ratio and to maintain a minimum consolidated fixed charge coverage ratio. The Senior Secured Revolving Credit Facility also restricts our ability (subject to certain exceptions) to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and make other payments in respect of capital stock, make certain investments, sell assets, change our lines of business, enter into transactions with affiliates and other corporate actions.  As of September 30, 2011, the Company was in compliance with the financial covenants in the Senior Secured Revolving Credit Facility.

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

As of September 30, 2011, there were no borrowings under the Senior Secured Revolving Credit Facility as the full amount outstanding under the facility was repaid with proceeds from the Notes offering completed in July 2011.

 Working Capital Facilities

On September 29, 2010, our indirect wholly-owned subsidiary UK Independent Medical Services Limited (“UKIM”) entered into a Sales Finance Agreement (“SFA”) with Barclays Bank PLC (“Barclays”), pursuant to which Barclays will provide UKIM a working capital facility of up to £5,000,000, subject to the terms and conditions of the SFA. The working capital facility bears a discount margin of 2.5% over Base Rate (0.5% rate on September 30, 2011) and serves to finance UKIM’s unpaid account receivables. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility.  As of September 30, 2011, we had $5.9 million outstanding under the working capital facility, resulting in approximately $1.9 million in availability.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

On May 12, 2011, our indirect wholly-owned subsidiary Premex Group Limited (“Premex”) entered into a SFA with Barclays, pursuant to which Barclays will provide Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on September 30, 2011) and serves to finance Premex’s unpaid account receivables. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of September 30, 2011, we had $34.1 million outstanding under the working capital facility, resulting in approximately $7.3 million in availability.

Senior Unsecured Notes

On July 19, 2011, we closed our private offering of $250.0 million in aggregate principal amount of 9.0% senior notes due 2019 (the “Notes”). The Notes were issued at a price of 100% of their principal amount. The Notes are senior obligations of ExamWorks and are guaranteed by ExamWorks’ existing and future U.S. subsidiaries. A portion of the gross proceeds of $250.0 million were used to repay borrowings outstanding under our Senior Secured Revolving Credit Facility and pay related fees and expenses, acquisitions, and the remainder will be used for general corporate purposes, including acquisitions.

Cash Flow Summary

Cash and cash equivalents were $29.9 million at September 30, 2011 compared to $7.7 million at September 30, 2010.

Our cash flows from operating, investing and financing activities, as reported in our consolidated financial statements included elsewhere in this report, are summarized as follows:

	For the nine months ended
	September 30,
	2010	2011
Net cash provided by operating activities	$14,255	$26,806
Net cash used in investing activities	(97,978)	(306,238)
Net cash provided by financing activities	89,909	275,672
Exchange rate impact on cash and cash equivalents	35	5
Net increase (decrease) in cash and cash equivalents	$6,221	$(3,755)

Operating Activities. Net cash provided by operating activities was $26.8 million in the nine months ended September 30, 2011 as compared with net cash provided by operating activities of $14.3 million in the nine months ended September 30, 2010.  Net cash provided by operating activities for 2011 consisted of our net loss of $3.3 million which was offset by net non-cash charges of $32.1 million (consisting primarily of $33.2 million in depreciation and amortization and $5.4 million from share-based compensation expenses, offset by a net decrease in deferred income taxes of $6.3 million) and a decrease in working capital of approximately $2.0 million in 2011 (primarily driven by increases in accounts receivable, prepaid expenses and other current assets and deferred revenues offset by increases in accounts payable and accrued expenses and other current liabilities). Net cash provided by operating activities for 2010 consisted of our net loss of $590,000 which was offset by non-cash charges of $9.9 million (consisting primarily of $12.5 million in depreciation and amortization) and an increase in working capital of approximately $5.0 million.  The increase in working capital was primarily due to increased accounts receivable of $2.4 million offset by increases in accounts payable and accrued expenses of $6.4 million.

Investing Activities. Net cash used in investing activities was $306.2 million and $98.0 million in the nine months ended September 30, 2011 and 2010, respectively.  This increase was directly attributable to cash paid for increased acquisition activity and capital asset purchases during 2011 and 2010 of approximately $304.4 million and $98.3 million, respectively.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Financing Activities. Net cash provided by financing activities was $275.7 million and $89.9 million in the nine months ended September 30, 2011 and 2010, respectively. The 2011 increase was primarily attributable to borrowings under Notes offering of $250.0 million and borrowings under the Barclay’s Working Capital Facility of $36.1 million, offset by payment of deferred financing costs of $9.7 million and repurchases of our common stock under our repurchase program of $3.5 million.  The proceeds from the issuance of the Notes and borrowings under the Barclay’s Working Capital Facility were used to repay amounts outstanding under the Senior Secured Revolving Credit Facility.  The 2010 increase was primarily attributable to the net issuance of preferred stock of $32.4 million, net borrowings under the previous term loan and revolving credit facilities of $56.4 million, $6.4 million in borrowings under the U.K. working capital facility, and net issuance of common stock of approximately $3.0 million, offset by the repayment of a note payable to a related party of $3.5 million and the payment of deferred loan costs of $1.9 million.

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

Contractual Obligations and Commitments

Our contractual cash payment obligations as of September 30, 2011 are set forth below:

			Payments due by year ending December 31,
		Period from October 1, 2011 through December 31,
	Total	2011	2012	2013	2014	2015	Thereafter
	(In thousands)
Operating leases	$23,801	$2,082	$7,414	$5,149	$3,597	$2,785	$2,774
Amounts outstanding under senior unsecured notes payable	250,000	—	—	—	—	—	250,000
Amounts outstanding under working capital facilities	39,979	—	—	5,903	34,076	—	—
Subordinated unsecured notes payable and deferred payments	3,042	246	2,086	431	279	—	—
Total:	$316,822	$2,328	$9,500	$11,483	$37,952	$2,785	$252,774

As of September 30, 2011, we leased our office spaces for our corporate locations in Atlanta, Georgia and New York, New York and also for 42 of our service centers in various cities under non-cancelable lease agreements.

We have certain contractual obligations including various debt agreements with requirements to make interest payments. Amounts outstanding under the Notes are subject to a fixed interest rate of 9.0% and interest is expected to be $22.5 million annually with payments beginning in 2012, and being made through 2019.  Additionally, certain amounts are subject to the level of borrowings in future periods and the interest rate for the applicable periods, and therefore the amounts of these payments are not determinable. Based upon amounts outstanding at September 30, 2011 and applicable interest rates ranging between 0.0% and 6.0%, interest amounts are expected to be approximately $291,000 for the three months ended December 31, 2011, approximately $1.2 million for the year ended December 31, 2012, approximately $1.1 million for the year ended December 31, 2013, and approximately $0.4 million for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

We engage in no activities, obligations or exposures associated with off-balance sheet arrangements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

Certain agreements with customers in the U.K. include provisions whereby collection of the amounts billed are contingent on the favorable outcome of the claim.  We have deemed these provisions to preclude revenue recognition at the time of sale, as collectability is not reasonably assured and the sales are contingent, and are deferring these revenues, net of estimated costs, until the case has been settled and the contingency has been resolved.  As of September 30, 2011, we had deferred $1.8 million in contingent revenues.  There was no deferral related to contingent revenues as of December 31, 2010.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

We performed our annual impairment review of goodwill in October 2010 and reviewed subsequent events through December 31, 2010 and determined that the carrying value of goodwill was not impaired as of year end. Further, we performed, on a preliminary basis, our annual impairment review of goodwill in October 2011 and determined the carrying amount of goodwill was not impaired at October 1, 2011.  We believe that there have been no facts or circumstances through the date of this filing that indicate an impairment of goodwill exists.

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

During the year ended December 31, 2010, we generated $5.2 million of federal taxable income.  For the three and nine months ended September 30, 2010, we had an income tax expense (benefit) of $33,000 and $(627,000), respectively.  For the three and nine months ended September 30, 2011, we had an income tax benefit of $1.4 million and $1.8 million, respectively.

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

We apply the provisions of ASC 740, Income Taxes (“ASC 740”), as it relates to uncertain tax positions. This guidance prescribes a comprehensive model for how a company should recognize, measure, present and disclosure in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. ASC 740 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. As of January 1, 2009, we recognized a liability for unrecognized tax liabilities of $96,000.  As of December 31, 2010, the liability related to unrecognized tax benefits was $176,000 and we recognized an additional liability related to unrecognized tax benefits of $132,000 in the nine months ended September 30, 2011.  We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.

As of the date of this filing, we are no longer subject to U.S. federal income or state tax return examinations by tax authorities before 2007 and 2006, respectively, which periods relate to certain acquired businesses. The Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax returns for 2009 during the second quarter of 2011.  As of the date of this filing, the IRS has not proposed any adjustments to our tax positions. We operate in multiple taxing jurisdictions and face audits from various tax authorities. We remain subject to examination until the statute of limitations expires for the respective tax jurisdiction. We do not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next twelve months.

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

Since our initial public offering in the fourth quarter of 2010, the per-share exercise price of our stock option grants equals the closing price of our common stock on the date of grant.

In the first three quarters of 2011, we issued approximately 2.7 million stock option awards to certain employees. The weighted average fair value of each stock option was $8.50 per option and the aggregate fair value was $22.7 million. All of these awards vest over a three-year period. All of these options could vest earlier in the event of a change in control or merger or other acquisition. Share-based compensation expense was $261,000 and $559,000 for the three and nine months ended September 30, 2010, respectively, all of which was recorded in SGA expenses.  Share-based compensation expense was $2.4 million and $5.4 million for the three and nine months ended September 30, 2011, of which $650,000 and $1.3 million was included in costs of revenues, respectively, and $1.7 million and $4.1 million was recorded in SGA expenses, respectively.  At September 30, 2011, the unrecognized compensation expense related to stock option grants was $23.8 million with a remaining weighted average life of 1.8 years.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

The Company’s financial instruments, which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy at December 31, 2010 and September 30, 2011, and are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2010
Financial instruments:
Interest rate swap	$—	$654	$—	$654
Contingent consideration	—	—	6,202	6,202

As of September 30, 2011
Financial instruments:
Interest rate swap	$—	$401	$—	$401
Contingent consideration	—	—	1,604	1,604

The fair value of the interest rate swap is determined using observable market inputs, such as current interest rates, and considers nonperformance risk of the Company and that of its counterparties.

The contingent consideration relates to earnout provisions recorded in conjunction with certain acquisitions completed in 2009 and 2010. Of the total decrease in fair value of the contingent consideration of $4.6 million from December 31, 2010 to September 30, 2011, $506,000 was settled as cash consideration to satisfy installments related to 2009 and 2010 acquisitions, 58,000 shares of our common stock were issued with a fair value of $808,000 to settle an earnout related to a 2009 acquisition, approximately $222,000 was recorded in SGA expenses, and approximately $1.2 million was recorded in interest and other expenses, net in the Consolidated Statements of Operations due to changes in the fair value of the contingent consideration.  Additionally in the third quarter of 2011, we and the sellers of certain Canadian subsidiaries agreed to terminate the clawback and earnout provisions in the acquisition agreements.  As a result, we recorded a reduction to contingent consideration of $1.9 million in the third quarter of 2011.  This reduction is included in SGA expenses in the Consolidated Statements of Operations.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

In February 2007, the FASB issued authoritative guidance codified as ASC 825, which permits entities to choose to measure many financial instruments and certain other items at fair value. This provision of ASC 825 is effective for fiscal years beginning after November 15, 2007.  As the Company did not elect the fair value option, the adoption of this provision of ASC 825 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows for the nine months ended September 30, 2010 and 2011.

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

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations.  The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures under FASB ASC Topic 805 (ASC 805), Business Combinations, to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011.  We adopted the provisions of ASU 2010-29 effective January 1, 2011.  The adoption of ASU 2010-29 did not have a material impact on our consolidated financial statements for the nine months ended September 30, 2011.  We included the expanded disclosure requirements required under ASU 2010-29 for all acquisitions completed in 2011.

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

Interest Rate Risk. As of September 30, 2011, we had cash and cash equivalents totaling approximately $29.9 million. These amounts were held in non-interest bearing accounts, of which $26.8 million were held in the U.S. The U.S. amounts are insured in full against bank failure through June 30, 2012 under the Federal Deposit Insurance Corporation Temporary Liquidity Guarantee Program.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Our outstanding debt of $250.0 million and $40.0 million at September 30, 2011 related to indebtedness under our Senior Unsecured Notes and working capital facilities, respectively, of which the Senior Unsecured Notes contain a fixed interest rate and the working capital facilities contain a floating interest rate. Thus, our working capital facilities' interest rates are subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase in our variable rate debt would result in an increase of approximately $400,000 in our annual pre-tax net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at September 30, 2011.

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

Foreign Exchange Risk. As of September 30, 2011, we have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. dollar.  Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently hedge our exposure to foreign currency exchange rate fluctuations given that the net difference between foreign currency denominated revenue and operating expenses is relatively small. In the future, however, we may hedge such exposure to foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is currently a party to various legal proceedings arising from the normal course of business activities.  While the Company does not presently believe that the ultimate outcome of such proceedings will have a material impact on its business, operating results or financial condition, litigation is subject to inherent uncertainties.  If an unfavorable ruling were to occur, it is possible that such ruling could have a material adverse impact on our business, operating results or financial condition in the period in which the ruling occurs.  Our current estimates of the potential impact from such legal proceedings could change in the future.

Item 1A. Risk Factors

There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Share Issuances

On July, 13, 2011, the Company issued 8,886 shares of common stock upon the exercise of an outstanding warrant at an exercise price of $6.63 per share.  On August 12, 2011, the Company issued 57,758 shares of common stock in settlement of an earnout obligation in connection with the Company’s acquisition of an IME company completed in 2009.  With respect to each issuance, the Company claims exemption from registration of the shares under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

Share Repurchases

During the quarter ended September 30, 2011, the Company repurchased 316,658 shares of common stock under the share repurchase program, as set forth in the following table.  These shares were repurchased at an average cost of $11.20 per share for a total cost of approximately $3.5 million.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs (a)	or Programs (a)
July 1 - July 31	—	$—	—	$—
Augst 1 - August 31	—	$—	—	$20,000,000
September 1 - September 30	316,658	$11.20	316,658	$16,451,865
Total	316,658	$11.20	316,658	$16,451,865

(a)     On August 8, 2011, the Company announced that its Board of Directors had authorized the implementation of a share repurchase program to repurchase up to $20 million of outstanding shares of the Company’s common stock. The program calls for the repurchases to be made at management’s discretion in the open market or privately negotiated transactions, subject to cash requirements for other purposes, and other relevant factors, such as trading price, trading volume, general market and business conditions, and the Company’s compliance with certain covenants under its contractual obligations.  There is no guarantee as to the exact number of shares, if any, that may be repurchased by the Company, and the Board of Directors may suspend or discontinue the repurchase program at any time.

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

3.1	Amended and Restated Certificate of Incorporation of ExamWorks (incorporated by reference to Exhibit 3.1 to Form 10-K of the Registrant filed March 11, 2011)

3.2	Amended and Restated Bylaws of ExamWorks (incorporated by reference to Exhibit 3.2 to Form 10-K of the Registrant filed March 11, 2011)

4.1	Form of Common Stock Certificate of ExamWorks (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Form S-1 of the Registrant filed on October 21, 2010)

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

10.2+	First Amendment to ExamWorks Group, Inc. Amended and Restated 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed August 8, 2011)

10.3
Amendment to Asset Purchase Agreement, dated October 3, 2011, by and among Direct IME Corp., ExamWorks Group, Inc., DAAL Financial (f.k.a. Direct IME), Direct IME Inc., Direct IME Occupational Therapy Services Inc., Eleanor Cumiskey and Greg Cumiskey

10.4
Amendment to Asset Purchase Agreement, dated October 3, 2011, by and among SOMA Medical Assessments Corp., ExamWorks Group, Inc., 1742366 Ontario Limited (f.k.a. SOMA Medical Assessments Inc.), 1495929 Ontario Inc. and Troy Cumiskey

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

31.1	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

EXAMWORKS GROUP, INC.

Date: November 14, 2011	By:	/s/ J. Miguel Fernandez de Castro
J. Miguel Fernandez de Castro
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)