Form 10-K
period 2011-12-31
ExamWorks Group, Inc.
filed 2012-02-29
CIK 1498021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐           Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

Commission File No. 001-34930

EXAMWORKS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2909425
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3280 PEACHTREE ROAD, N.E., SUITE 2625
ATLANTA, GEORGIA 30305
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code:
(404) 952-2400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, $.0001-PAR VALUE PER SHARE	NEW YORK STOCK EXCHANGE

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

Large accelerated filer ☒           Accelerated filer ☐           Non-accelerated filer ☐          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of ExamWorks Group, Inc.’s Common Stock held by non-affiliates on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $729,867,000 based on the closing price on the New York Stock Exchange on June 30, 2011 of $25.39 per share.

 ExamWorks Group, Inc. had 34,095,644 shares of Common Stock outstanding as of February 15, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.  Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
DECEMBER 31, 2011
FORM 10-K ANNUAL REPORT

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

●           our ability to compete successfully;
●           our ability to implement our growth strategy and acquisition program;
●           our ability to integrate completed acquisitions;
●           our expansion into international markets;
●           our ability to secure additional financing;
●           changes in regulations affecting our client’s needs for our services or enactment of regulations impacting our business;
●           failure to effectively and efficiently develop and integrate our information technology platform;
●           our ability to protect our intellectual property rights and other information, including non-public medical related personal information;
●           our ability to retain qualified physicians and other medical providers for our medical panel;
●           our ability to retain or expand our client relationships, or obtain new ones;
●           our ability to provide our services in an accurate, timely and efficient manner;
●           our limited operating history;
●           our ability to retain key management personnel; and
●           restrictions in our credit facility, the indenture governing the notes, and future indebtedness.

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

Part I

Item 1. Business

Our Company

ExamWorks is a leading provider of independent medical examinations (“IMEs”), peer reviews, bill reviews and related services (“IME services” or the “IME industry”). We provide these IME services through our medical panel of independently contracted, credentialed physicians and other medical providers. Our clients include property and casualty insurance carriers, law firms, third-party claim administrators, and government agencies that use independent services to confirm the veracity of claims by sick or injured individuals for workers’ compensation, automotive, personal injury liability and disability insurance coverage. We help our clients manage costs and enhance their risk management processes by verifying the validity, nature, cause and extent of claims, identifying fraud and providing fast, efficient and quality IME services.

We deliver our services in all 50 U.S. states, Canada and the United Kingdom. Our operating model enables us to offer our clients the localized services they are accustomed to, while realizing the benefits of scale that accrue to a larger, integrated company. We provide our clients with the local presence, expertise and broad geographic coverage they increasingly require. Our size and geographic reach give our clients access to our medical panel and proprietary information technology infrastructure that has been specifically designed to streamline the complex process of coordinating referrals, scheduling appointments, complying with regulations and client reporting. Our primary service is to provide IMEs that give our clients authoritative and accurate answers to questions regarding the nature and permanency of medical conditions or personal injury, their cause and appropriate treatment. Additionally, we provide peer reviews, which consist of medical opinions by members of our medical panel without conducting physical exams, and bill reviews, which consist of the review of physician and hospital bills to examine medical care rendered and its conformity to accepted standards of care.

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

Our revenues consist primarily of fees per IME service performed. Our fees vary by physician/medical provider, specialty and type of service. Our primary costs are the payments made to physicians and other medical providers on our medical panel. Our costs are variable as virtually all medical panel members are independent contractors, allowing us to maintain and manage our operating margins more effectively. Our long-standing relationships with clients have resulted in historically consistent and recurrent demand for our services.

From July 14, 2008 through the date of this filing, we have acquired 37 IME businesses, including leading IME businesses in the U.S., Canada and the United Kingdom, as well as a leading provider of software solutions to the IME industry.  As a result of our corporate infrastructure and scale, we have developed and refined our services by identifying and integrating processes from acquired businesses throughout our entire organization that require accountability, set clear sales goals, and track progress effectively.

We also maintain industry certifications and accreditations in order to ensure the quality and integrity of our IME services and processes. For example, ExamWorks' private cloud computing platform allows us to maintain some of the industry's most rigorous controls for the protection of confidential information. Our SSAE 16 certification, awarded upon the successful completion of a SSAE 16 Audit in North America validates the robust nature of our technology platform and information security controls. In addition, industry-specific accreditations such as URAC demonstrate that we have consistently met meaningful standards of quality and compliance in the delivery of our services.

Industry Opportunity

We believe the IME industry represented sales volumes in 2010 of approximately $4.0 billion in the U.S., $0.6 billion in Canada and $0.5 billion in the United Kingdom based on our analysis of data reported by the U.S. National Association of Insurance Commissioners (“U.S. NAIC”), the Insurance Bureau of Canada, the Association of Workers’ Compensation Boards of Canada and the Association of British Insurers regarding the number of claims made in 2010 for which IME services may be requested in insurance lines we service, the estimated average price for IMEs and our knowledge of the IME market, our competitors and potential acquisition targets. The IME industry is highly fragmented, consisting of an estimated 500 companies in the U.S., most of which are privately owned and generate less than $10.0 million in annual revenues, and thousands of independent physicians and other medical providers. Most of these companies provide IME services to only one line of business and only at a local level. In contrast, the needs and requirements of IME clients are increasingly sophisticated, requiring a broader portfolio of services, uniform quality standards, consistent reporting and robust administrative and information systems necessary to meet their needs across multiple geographies and lines of business.

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

IME Industry Growth Drivers

We believe the IME industry presents IME services providers like us with continued potential for growth and profitability through consolidation, growth in international markets, and capture of market share from IME companies without a national infrastructure, large credentialed medical panel and/or robust technology platform. The following are some of the factors that contribute to these opportunities:

●
IME services are frequently used for a number of claims. IME services are regularly used by insurance companies, law firms, TPAs, government agencies and state funds for the evaluation of non-litigated and litigated claims. In the U.S. IME market, we estimate, based on data reported by the U.S. NAIC, that approximately 25 million workers’ compensation, automotive, personal injury liability and disability insurance claims are made per year, which are potentially subject to IME services. Particular types of claims with high economic value, such as permanent disability, typically require IMEs and have shown strong demand in recent years.

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

●
Demand for IME services due to the prevalence of fraud. The National Health Care Anti-Fraud Association estimates that 3% of all healthcare spending in the U.S., approximately $68.0 billion in 2007, was lost to fraud. With ongoing efforts to address healthcare fraud, we expect the demand for IME services to increase.

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

Our Competitive Strengths

While we compete with a large number of primarily local and regional IME providers, we believe our competitive strengths include the following:

●
Leading market positions in a stable industry. We believe, based on our knowledge of the IME market, our competitors, our acquired businesses and our potential acquisition targets, that we are the largest provider of IME services in the U.S. based on revenues, and the only provider with significant operations in both Canada and the United Kingdom. We believe demand for IME services has historically been driven by cost containment initiatives in response to rising medical costs, the need to efficiently manage substantial administrative and regulatory requirements, and the prevalence of fraudulent claims, all of which are expected to continue.

●
Growing brand names associated with market leading capabilities. Our brands have distinct geographic and market strengths which continue to grow stronger as we build our national and international presence. We are known by our clients as having industry leading capabilities and continue to position ourselves as the optimal IME services provider for insurance companies and other clients as well as physicians and other medical providers. As we acquire companies, we seek to maintain the relationships and recognition associated with the acquired brands. We believe that as the strength of our brands improve, we will continue to attract clients and qualified physicians and other medical providers to our medical panel.

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

●
Leading technology platform. Our proprietary and scalable technology platform, IME*Centric, streamlines our business processes and reduces administrative operating costs with industry leading coordination of patient referrals, appointment scheduling, client reporting and real-time case tracking. We believe that the complexities of the IME industry and client demand for a broader, more cost-effective portfolio of services will continue to benefit companies like us, which remain at the forefront of technological innovation.

●
Proven track record of successfully completing and integrating key acquisitions. Our growth is supplemented by selective, disciplined acquisitions to expand our geographic coverage, provide new or complementary lines of business, expand our portfolio of services and increase our market share. Since our founding, we have acquired 37 IME businesses and have a track record of successfully integrating acquired businesses into our operations. Through rapid and effective integration, we have been able to utilize acquired platforms to cross-sell IME services. To date, we have successfully realized several key benefits through our acquisition strategy, including (i) the scale to operate efficiently while retaining the critical local office presence, (ii) the ability to offer our clients a leading medical panel, (iii) service-specific processes which are rapidly shared throughout our entire Company and (iv) the opportunity to introduce new products and services, and enter new markets and geographic regions.

●
Experienced management team. Our management team has an in-depth understanding of the IME industry as well as extensive experience growing companies profitably, both organically and through acquisitions. Prior to founding our Company, our senior executive team founded and operated three successful public companies. They bring extensive experience in growing businesses organically and acquisitively, having successfully integrated over 90 acquisitions during their careers. Many of the members of the executive management team have worked together closely over the past 16 years. Since ExamWorks’ inception, the management team has sourced and successfully completed 37 acquisitions. In addition, the MES acquisition in February 2011 has added many experienced industry executives to our management team.

Our Growth Strategies

Our objective is to continue to be a leading provider of IME services, and to build on our position as an essential and trusted service provider in claims validation and verification processes.

We believe the following initiatives will allow us to continue to grow:

●
Drive sales growth. As many of our acquired companies were family-owned businesses built on local relationships, they often did not have well-developed management strategies, policies and procedures. We have been able to implement processes that require accountability, set clear sales goals, and track progress effectively, with the goal of increasing the number of IME services provided to existing clients. This, in turn, should lead to increased growth and profitability.

●
Sell additional services to existing clients. With locations serving the U.S., Canada and the United Kingdom, we are able to use our large network to efficiently share services expertise within our sales force. By accelerating the knowledge transfer and cross-selling capabilities of our sales force, we are able to offer additional IME services to existing clients (for example, peer and bill reviews to existing IME clients). This will allow us to capture additional market share and grow our presence in markets by increasing utilization of our existing platform across all IME service offerings.

●
Cross-sell into other insurance lines of business. Currently we have clients that use our services for a specific line of business. We can increase sales to existing clients through cross-selling into additional lines of business, such as workers’ compensation, automotive, personal injury liability and disability.

●
Expand geographic footprint with existing clients. We intend to build on our local relationships and expand into new geographic regions where our clients operate. As many of our clients have a broad national and/or international presence, we believe our strong relationships and reputation for providing quality IME services will provide us with opportunities to receive intra-client referrals and increase our geographic footprint. As we continue to expand geographically, we expect our national account program to build momentum and for us to become a preferred provider for more of our clients.

●
Pursue accretive strategic acquisitions. We believe that our fragmented industry provides many opportunities for acquisitions. We plan to continue pursuing acquisitions to grow our business in our existing markets and add new service areas and geographic regions, including new international markets. We have a history of successfully integrating acquired businesses and have acquired 37 businesses to date. The acquisitions have allowed us to diversify our portfolio of services and expand our geographic footprint.

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

Peer Reviews

We offer a full range of peer review services, including medical record reviews, nurse file reviews and utilization reviews by members of our medical panel. Our peer reviews, which are performed by members of our medical panel, provide an informed, credible, and evidence-based medical opinion of a claimant’s condition and treatment. These reviews examine and include opinions as to (i) causal relationships, (ii) reasonableness and appropriateness of treatment, (iii) mitigating conditions with relevant associated and degenerative conditions, and (iv) the necessity of medical service and treatment, all for the purpose of facilitating the fair and proper handling of claims.

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

Other IME-related services

We also offer a variety of other IME-related services including litigation support services, medical record retrieval services and administrative support services. Litigation support services involve a member of our medical panel providing expert testimony on behalf of our clients. Medical record retrieval services are performed by an ExamWorks employee and involve the physical retrieval of the claimant’s historical medical records typically in conjunction with an IME or a peer review. Administrative support services are performed by an ExamWorks employee and involve the completion and submission of forms required for the request of exams on behalf of our clients.

Medical Panel

Our IME services are performed by a panel of experienced and credentialed physicians and other medical providers, which include dentists, chiropractors, psychologists, acupuncturists, physical therapists, nurses, and social workers, among others. Our medical panel consists of physicians and other medical providers who have performed services and received compensation from us and our acquired businesses. In virtually all cases, these physicians and other medical providers are engaged by us on an independent contractor basis, which is customary in the IME industry. Because virtually all members of our medical panel are independent contractors, as opposed to employees, we do not withhold income or other employment related taxes, pay employment related taxes, provide workers’ compensation insurance, or directly assume any malpractice liability with respect to them. Utilization of members on our medical panel is heavily dependent on geographic location and certain specialties, including orthopedic, chiropractic, rehabilitation and neurology specialties. Importantly, our medical panel costs are variable, allowing us to effectively maintain and manage our operating margins. We have been able to attract and retain members of our own panel through our ability to fill schedules and offer a full range of administrative services. We also employ in-house recruiters who are responsible for the identification and recruitment of members of our medical panel, and members of our panel also serve as a source of referrals for other panel members.

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

The credentialing of physicians and other medical providers is a critical component of our ability to provide and maintain the integrity and quality of our services and compete effectively. All physicians and other medical providers in our panel must comply with any and all requests for information and with our credentialing procedures. The process starts with each physician and other medical provider completing a comprehensive questionnaire that is reviewed carefully using primary source verification methods to verify his or her license status and other professional qualifications. Primary source verification involves a direct contact with the sources of licenses and qualifications to confirm that information provided to us about licenses and qualifications are legitimate and current. As we acquire businesses, we implement our credentialing policies and procedures to ensure that all of our acquired businesses operate on a consistent basis and in conformity with our procedures as quickly as reasonably possible after being acquired.

In addition, our quality management program provides oversight to, and ensures quality performance of IMEs by, our medical panel, through recruitment, credentialing, auditing, and ongoing education. Under the leadership of our Chief Medical Director and our compliance and network development directors, our quality management committee monitors and provides ongoing evaluation of all aspects of the IME process to ensure the consistent delivery of high quality IME services to our clients.

Technology Platform

Through our acquisition of IME Software Solutions in July 2009, we acquired IME*Centric, a leading platform software solution for the IME industry and are in the process of deploying this technology. We are now able to customize specific software initiatives to meet our clients’ needs and to support our strategic objectives. With IME*Centric, we provide clients with access to our web portal and computing network that automates a host of tasks that can otherwise consume a significant amount of time for both our staff and our clients. Specific functions of our technology platform include central data collection, data privacy controls, elimination of cost centers, business continuity procedures, and data mining capabilities. We use real-time feedback from our clients to improve functionality and performance of our technology and processes and incorporate these improvements into our portfolio of services on a regular basis.

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

In addition, through our acquisition of MES in February 2011, we acquired OMS, a robust proprietary software platform. The OMS software solution shares many of the features of IME*Centric and is fully deployed throughout all of MES’ service centers. To date, the IME*Centric software solution has been deployed in the majority of our other service centers. As we continue to run IME*Centric and OMS, our ownership of both solutions provides us with the flexibility to build a technology platform that combines the strengths of both systems.

The development and deployment of our technology platform is led by our Chief Information Officer and managed centrally by dedicated team leaders and other members of our information technology department. We plan to continue developing our technological capabilities nationally and internationally and enhancing the competitive advantages our technology platform provides.

Acquisitions

We have substantial experience in identifying, acquiring and integrating IME services businesses. Since our inception, we have acquired 37 IME businesses and have a track record of successfully integrating acquired businesses into our operations. These acquisitions have enabled us to establish a presence in new markets, strengthen our position in existing markets and add new or complementary lines of business to our portfolio of services. Our management team executes our growth strategy by being involved in the process of identifying complementary acquisition opportunities in new and existing markets. Our management team is experienced, having collectively coordinated due diligence, negotiation and execution for all acquisitions to date.

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

Our process to source, execute and integrate acquisition targets has been successful to date, as we have been able to identify suitable targets efficiently and close the vast majority of transactions we initiated. Our acquisition process includes several key steps. During sourcing, we either identify potential targets directly or receive inbound requests from IME or IME-related businesses interested in joining ExamWorks. Our preliminary assessment consists of an evaluation of the target’s financial performance and fit with our business model and culture. If a proposal is considered, we formulate a suitable bid based on a critical assessment of the target’s historical and projected performance. We always aim to negotiate and complete purchase agreements as efficiently as possible. During the final stage of closing and integration, we strive to introduce concrete goals and objectives and implement professional management practices to ensure that the target’s culture and processes are consistent with those of ExamWorks.

ExamWorks Acquisitions

From our inception through the date of this filing, we have completed the following acquisitions:

Acquisition Date	Name
October 27, 2011	•	Bronshvag
October 24, 2011	•	Matrix Health Management
October 3, 2011	•	Capital Vocational Specialists
	•	North York Rehabilitation Centre
September 28, 2011	•	MLS Group of Companies
	•	Medicolegal Services
May 10, 2011	•	Premex Group
February 28, 2011	•	MES Group
February 18, 2011	•	National IME Centres
December 20, 2010	•	Royal Medical Consultants
October 1, 2010	•	BMEGateway
September 7, 2010	•	UK Independent Medical Services
September 1, 2010	•	Health Cost Management
August 6, 2010	•	Verity Medical
	•	Exigere
June 30, 2010	•	SOMA Medical Assessments
	•	Direct IME
	•	Network Medical Review
	•	Independent Medical Services
	•	401 Diagnostics
March 26, 2010	•	Metro Medical Services
March 15, 2010	•	American Medical Bill Review
	•	Medical Evaluations
December 31, 2009	•	Abeton
	•	Medical Assurance Group
	•	MedNet I.M.S.
	•	Qualmed
	•	IME Operations of Physicians' Practice
August 14, 2009	•	The Evaluation Group
August 4, 2009	•	Benchmark Medical Consultants
July 7, 2009	•	IME Software Solutions
May 21, 2009	•	Florida Medical Specialists
	•	Marquis Medical Administrators
April 17, 2009	•	Ricwel
July 14, 2008	•	CFO Medical Services
	•	Crossland Medical Review Services
	•	Southwest Medical

Geographic Information

For the year ended December 31, 2009, all of our revenues were generated in the U.S. and all of our long-lived assets were located in the U.S. With the acquisitions of SOMA and Direct IME in June 2010, we entered the Canadian market, and with the acquisition of UK Independent Medical Services in September 2010, we entered the U.K. market. The following tables detail revenues and long-lived assets by geographic region:

Revenues:	For the years ended December 31,
	2009	2010	2011
	(in thousands)
United States	$49,634	$147,918	$298,056
Canada	—	9,710	21,271
United Kingdom	—	5,883	78,533
Total	$49,634	$163,511	$397,860

Long-lived assets: (1)	December 31,
	2010	2011
	(in thousands)
United States	$126,772	$340,955
Canada	24,028	42,377
United Kingdom	7,616	72,452
Total	$158,416	$455,784

(1)  Long-lived assets are noncurrent assets excluding deferred tax assets and deferred financing costs.

Sales and Marketing

We employ a direct sales force of approximately 112 representatives with in-depth knowledge of the IME industry. Given the experience of our sales team and the constant sharing of market data and other relevant information from each of our 45 service centers, we believe our sales force provides us with a competitive advantage. Our sales force promotes and sells our services to existing and new clients and seeks to expand the services we provide to our existing client base. We focus on both our clients who request IME services and the physicians and other medical providers who perform them.

Physician and other medical providers’ enrollment and retention are critical aspects of our sales strategy. It is important for us to have a large, motivated network of physicians and other medical providers who collectively offer diverse expertise and enable accelerated IME and review times. We recruit physicians and other medical providers through various channels, including med-legal conferences, referrals and continuing medical education seminars. Our ability to recruit physicians and other medical providers has been supported by the increasing prominence of our brands, both domestically and abroad.

Our marketing efforts focus on creating strong brand identities through industry trade shows, websites, print media and development of industry related seminars and continuing medical education opportunities. Our brand awareness in the IME industry has resulted in several companies proactively reaching out to us to join ExamWorks, and aided in our national account program to become a preferred service provider for clients. We have developed, and intend to continue to develop, local, regional, national and international marketing programs designed to create strong brand identities, emphasizing our wide geographic footprint, capabilities and technology platform.

Clients

Our clients include insurance companies, law firms, TPAs, government agencies and state funds. Our client base is diversified, with one client contributing 11% of total revenues in the year ended December 31, 2009 and no client contributing more than 10% of total revenues in each of the years ended December 31, 2010 and 2011. Pro forma for acquisitions completed to date, no client contributed more than 10% of pro forma total revenues in 2009, 2010 or 2011.

Competitive Landscape

Our competitors primarily consist of significantly smaller, local and regional companies in a fragmented landscape. In the U.S., we estimate that there are approximately 500 mainly private companies and thousands of independent physicians and medical providers that provide IME services. Small, local and regional providers often lack the scale and experience to provide multiple products across multiple service lines. Typically, these companies are able to provide just one product. We indirectly compete with local providers, HMOs and non-profit hospitals utilizing staff physicians, insurance companies employing in-house staff, and public companies providing services as a subset of a core line of business. In the U.S., Canada and the United Kingdom, IME providers compete on the basis of their geographic footprint, the strength of their client relationships, quality of reports, availability of qualified physicians and other medical providers, service offerings and, to a lesser extent, price. Increasingly, IME providers in all three countries also compete on the ability of their technology platforms to streamline the IME business processes of their clients.

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

Some of our competitors may have more significant historical relationships with clients in their geographic regions.

Government Regulation

As a participant in the medical industry, our operations and relationships with our clients, physician contractors and other medical professionals are subject to a variety of government regulations. These laws and regulations are broad in scope and they are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance and/or to alter one or more of our practices. We devote significant efforts to establish and maintain compliance with all regulatory requirements that we believe are applicable to our business and the services we offer. Specifically, but without limitation, the following laws and regulations may affect our operations and contractual relationships:

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

In particular, the federal False Claims Act, or FCA, prohibits a person from knowingly presenting or causing to be presented a false or fraudulent claim for payment or approval by an officer, employee or agent of the U.S. In addition, the FCA prohibits a person from knowingly making, using, or causing to be made or used a false record or statement material to such a claim. The FCA’s “reverse false claim” provision also creates liability for persons who knowingly and improperly conceal the retention of an overpayment of government money. Violations of the FCA may result in treble damages, significant monetary penalties, and other collateral consequences including, potentially, exclusion from participation in federally funded health care programs. The scope and implications of the “Fraud Enforcement and Recovery Act” amendments have yet to be fully determined or adjudicated and as a result it is difficult to predict how future enforcement initiatives may impact our business.

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

State Laws Regarding Prohibition of Corporate Practice of Medicine and Fee Splitting Arrangements

The practice of most healthcare professions requires appropriate licensing under applicable state law. Some states prohibit general business entities, such as we are, from practicing medicine, controlling physicians’ medical decisions and engaging in some practices such as fee-splitting. Among other things, we currently contract with physicians to facilitate provision of IMEs in all 50 U.S. states. Although we are not in the business of providing healthcare or practicing medicine, and believe that we have structured our operations appropriately, we could be alleged or found to be in violation of some or all of these laws. If a state determines that some portion of our business violates these laws, it may seek to have us discontinue those portions or subject us to penalties, fines, certain license requirements or other measures. Any determination that we have acted improperly in this regard may result in liability to us. Even an unsuccessful challenge by regulatory authorities or others of our practices could result in adverse publicity and be costly to respond to.

Healthcare Reform Law

On March 23, 2010, the healthcare reform bill passed into law as the Patient Protection and Affordable Care Act as amended by the Healthcare and Education Reconciliation Act (together, “PPACA”). This law and related measures call for increased scrutiny of, and impose requirements on, physicians, employer plans and insurance companies, and their third party contractors; while we are not in the business of providing healthcare, to the extent we contract with these parties, these reforms may affect our business.  For example, PPACA now requires claims made under certain self-insured plans to be reviewed in accordance with certain appeal and external review processes, which has resulted in a need for PPACA peer review services. Many of the provisions of PPACA are either still being implemented, interpreted and/or challenged (for example in the United States Supreme Court). As a result, we cannot yet predict the full effect of PPACA and related measures; however, at this time we do not believe that these reforms will have a significant negative impact on our business.

Foreign Regulations

In General. Our operations in Canada and the U.K. are subject to a variety of federal and provincial regulations related to privacy, security and employment.

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

The province of Ontario has not enacted a privacy law of general application; thus, PIPEDA applies to the activities of organizations operating within the province of Ontario. PIPEDA requires that organizations obtain consent from individuals for the collection, use or disclosure of their personal information, subject to limited exceptions. PIPEDA also requires that organizations (i) protect collected information with reasonable security measures, (ii) implement a privacy policy (including an information retention policy), (iii) appoint a privacy officer responsible for representing the organization in privacy matters, and (iv) provide individuals with the right to access personal information held by the organization and to challenge its accuracy. Physicians and other persons providing services to us may also be subject to other provincial laws governing health information that is transmitted to us in connection with these services.

In Ontario, the conduct of IMEs and the preparation of reports in connection with motor vehicle accident claims is governed by the Statutory Accident Benefit Schedule (“SABS”) set forth in regulations promulgated under the Insurance Act (Ontario). Under the SABS, insurers are generally required to pay for all reasonable and necessary expenses incurred by or on behalf of an insured person for the purpose of obtaining and attending an IME or in obtaining a certificate, report or treatment plan. Amendments to the SABS that went into effect on September 1, 2010, implemented several changes relevant to our business. First, the SABS no longer requires insurance companies to first obtain medical assessments before denying claims and/or classifying them as minor injury claims, but clarify that all such denials and/or determinations must state a medical and any other reasons. This change has resulted in a decrease in demand for IMEs in Canada which has negatively impacted our Canadian business.  In addition, the SABS now requires that all fees and expenses for conducting IMEs initiated by the claimant be paid out of the claimant’s medical and rehabilitation benefits. There is uncertainty in the industry as to the long-term effect that the changes related to insurers’ ability to deny claims without an IME and charging claimants for the costs of medical assessments will have on the demand for IMEs. The SABS now also imposes a cap of C$2,000 as the maximum fee that may be charged for each IME. Historically, fees for IMEs for non-catastrophic automobile injuries, which constitute the substantial majority of IMEs performed by us, have been below the C$2,000 cap.  As a result, the cap itself has not significantly impacted our business in Canada.

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

The Bribery Act 2012 (the “Bribery Act”) came into force in the United Kingdom in 2011, and it applies to both individuals and companies.  The Bribery Act makes it a criminal offense to give or receive a bribe, and it is also a corporate offense if a company fails to prevent bribery.  Non-U.K. companies are covered by the Bribery Act provided that they have some operations in the United Kingdom and could be prosecuted by the Serious Fraud Office in the United Kingdom.  A company will not be liable under the Bribery Act, however, if it can demonstrate that it had adequate procedures in place to prevent bribery.  Accordingly, we have implemented anti-bribery policies and procedures and have undertaken anti-bribery training with applicable staff throughout our U.K. operations.

Intellectual Property

Our success and ability to compete depend in part on our ability to protect our intellectual property rights. We rely on a combination of copyright, trademark, trade secret and other related laws and confidentiality procedures and contractual provisions to protect, maintain and enforce our proprietary technology and intellectual property rights. Our two main intellectual properties are the registered trademark of “ExamWorks” and our ExamWorks domain name. We also own the copyright to the IME*Centric software as well as the trademarks and service marks for the names of our acquired businesses and their domain names. With our acquisition of MES in 2011, we acquired the copyright to the MES OMS software as well as the registered trademark of “MES Solutions”. We own no patents.  In the U.S. and many foreign jurisdictions, trademark protection can potentially be perpetual, provided the relevant mark is still used in commerce and all applicable fees are paid. Likewise, domain names typically can be renewed perpetually upon the payment of applicable registrar and renewal fees. Copyrights have a limited duration, but such duration, in the U.S. for works made for hire, is 95 years from publication or 120 years from creation, whichever is earlier. As such, almost all copyrightable works are protected beyond their useful life. In the case of IME*Centric, the copyright is protected for approximately 70 years. All of our trademarks are currently used in commerce and we have paid all applicable trademark, domain name and copyright fees.

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

Employees

As of February 15, 2012, we had approximately 1,880 employees, approximately 1,660 of whom are full-time employees. None of our employees are represented by a union or collective bargaining agreement. We believe our relationship with our employees to be positive, which is a key component of our operating strategy. We seek to create a corporate culture in which virtually every employee benefits from his or her and our success through participation in our employee stock option program and a culture that rewards performance and accountability.

Our employees are required to participate in various training sessions each year. Our ongoing training and executive learning programs are modeled after the practices of companies that we believe have reputations for service excellence.

Independent Contractors

We also have a medical panel consisting of credentialed physicians and other medical providers. Our member panel costs are variable, as members of our medical panel are virtually all independent contractors, allowing us to effectively maintain and manage our operating margins.

Corporate Information

Our executive offices are located at 3280 Peachtree Road, N.E., Suite 2625, Atlanta, GA 30305 and our telephone number at this location is (404) 952-2400.

Our website is www.examworks.com.  Our annual reports on Form 10-K, including this Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, on our website.  These reports are available as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).  Information included or referred to on, or otherwise accessible through, our website is not intended to form a part of or be incorporated by reference into this report.

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

We are a relatively new company with an approximate five-year history. Our operations are subject to all risks inherent in the establishment of a recently formed business. Our success may be limited by problems, fluctuations in expenses, difficulties and delays frequently encountered with new businesses as well as competition in the IME industry. While we have been able to generate revenues, we may not be able to increase the amount of revenues we generate, and we will likely continue to incur net losses for some time as we continue to grow. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our state of development. Further, we may not be able to successfully implement any of our plans in a timely or effective manner which would negatively impact our ability to generate or increase revenues as well as our results of operations and financial condition.

We may be unable to successfully integrate completed acquisitions and such acquisitions may fail to achieve the financial results we expected.

Since July 2008, we have acquired 37 IME businesses. These acquisitions have involved, and could continue to involve, the integration of a separate company that previously operated independently and had different systems, processes and cultures, into our existing operations. While we expect to continue to evaluate potential strategic acquisitions that might augment our existing services, we may be unable to successfully integrate businesses we acquire, including our recently completed acquisitions, and such acquisitions may fail to achieve the financial results we expected. Integrating completed acquisitions into our existing operations, particularly larger acquisitions, involves numerous risks, including loss of clients, diversion of our management’s attention, failure to retain key personnel, and failure of the acquired business to be financially successful. In addition, we cannot be certain of the extent of any unknown or contingent liabilities of any acquired business, including liabilities for failure to comply with applicable laws. We may incur material liabilities for past activities of acquired businesses. Also, depending on the location of the acquired business, we may be required to comply with laws and regulations that may differ from those of the jurisdictions in which our operations are currently conducted. Our inability to successfully integrate businesses we acquire, or if such businesses do not achieve the financial results we expect, may increase our costs and have a material adverse impact on our financial condition and results of operations.

We may not be successful in implementing our growth strategy and acquiring companies that complement our business, which would adversely impact our growth and profitability.

Our growth strategy is dependent on acquiring and integrating the operations of companies in the IME industry. Since our inception, we have acquired 37 IME businesses, including a provider of software solutions to the IME industry. To continue this strategic growth, we will need to continue to identify appropriate businesses to acquire and successfully undertake the acquisition of these businesses on reasonable terms. Although we expect to continue to evaluate such strategic acquisitions, we may not be successful in pursuing acquisition opportunities and implementing our growth strategy if, without limitation:

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

The terms of certain of our acquisitions have included, and may in the future include, earnout provisions or the issuance of indebtedness to the seller. Such earnout provisions may require us to make additional payments in cash which would reduce the amount of cash available to us or could cause us to incur additional indebtedness or cause us to issue additional shares resulting in an increase in the number of our outstanding shares. In addition, these arrangements may make it more difficult to consummate such acquisitions and can sometimes complicate integration efforts.

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

In order for us to grow and successfully execute our business plan, we may require additional financing which may not be available or may not be available on acceptable terms. If such financing is available, it may dilute the existing stockholders’ ownership interests in the Company. Failure to obtain financing may have a material adverse effect on our financial position and may cause you to lose your entire investment in the Company. In addition, if we are unable to secure additional financing on acceptable terms or at all, it will impact our ability to consummate acquisitions.

Our industry is regulated at the federal, state and local levels and government authorities may determine that we have failed to comply with applicable laws and regulations.

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

The healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the U.S., comprehensive programs are under consideration and being implemented that seek to, among other things, increase access to healthcare for the uninsured and control the escalation of healthcare expenditures within the economy. For example, on March 23, 2010, PPACA was approved by Congress and has been signed into law. While we do not believe this legislation will have a direct negative impact on our business, the legislation has only recently been enacted and requires the adoption of implementing regulations, which may have unintended consequences or indirectly impact our business. Also, in some instances our clients are health insurers that will be subject to limitations on their administrative expenses and new federal review of “unreasonable” rate increases which could impact the prices they are willing to pay for our services. If the legislation or related regulations cause such unintended consequences or indirect impact, it could have a material adverse effect on our business, financial condition and results of operations.

Changes in government regulations could increase our costs of operations and/or reduce the demand for our services, which would negatively impact our growth and profitability.

Federal and state legislatures may review and consider legislation that may impact our business and our industry. Secondly, state and local administrative regulatory bodies may enact new regulations or interpret existing rules and regulations in a way that impacts our business and industry. If new laws, rules or regulations are implemented or changes are made to existing laws or regulations impacting the IME industry, we may be required to incur additional costs or make changes to our services which could have a material adverse impact on our financial condition and results of operations.

In addition, the confidentiality and security of patient records and the circumstances under which such information may be used or released are subject to substantial regulation by state and federal laws and regulations. The administrative simplification provisions of HIPAA and other regulations governing privacy, security, and electronic health data transmissions, are evolving rapidly through regulation and are often unclear and difficult to apply. If we violate HIPAA, or other applicable state, federal or local laws or regulations, we could be subject to fines and penalties. Further, final or new regulations may require costly system purchases or additional modifications to our policies and procedures, which could have a material adverse impact on our financial condition and results of operations.

Changes in laws, at either the national,  state, or local level, making it more difficult to bring certain kinds of cases or that limit jury awards, commonly referred to as tort reform, could decrease the demand for our services.

Changes in laws, at either the national or state level, making it more difficult to bring certain kinds of cases or that limit jury awards, commonly referred to as tort reform, could lead to a smaller number of insurance or other claims, which in turn could result in a decrease in demand for IMEs and other services we provide. Such a decrease in demand for our services could have a material adverse impact on our financial condition and results of operations.

We may not be able to maintain or expand our accreditation, which may adversely affect our ability to market our services.

Certain of our subsidiaries and divisions are accredited by third-party accreditation bodies. However, we may not be able to maintain or expand our accreditation which may adversely impact our ability to competitively market our services. The costs of initial accreditation and maintenance of accreditation may exceed our expectations, and the benefits of accreditation may be outweighed by the related costs.

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

We rely on a combination of internal development and strategic relationships to develop our infrastructure platform and software solutions. Through our acquisition of IME Software Solutions in July 2009, we acquired a platform software solution for the IME industry and are in the process of deploying this technology throughout our entire organization. Our information technology platform is built in a PVCCN. Our development and implementation of new generation software solutions and an information technology infrastructure may take longer than originally expected and require the acquisition of additional personnel and other resources, which may adversely affect our business, results of operations and financial condition.   We devote significant resources to protecting our information and updating our software and systems. Expenses associated with these steps could increase costs. Also, any inability to deploy our technology platform through our entire organization could cause us to operate different platforms, slow integration efforts and increase costs.

Failures of, interruptions of, or a breach in security relating to, our information systems could adversely affect us.

Any system failure that causes an interruption in service or availability of our information technology infrastructure could adversely affect our operations. Even though we have implemented network security measures, our servers may be vulnerable to computer viruses, cyber-attacks, break-ins and similar disruptions from unauthorized tampering. In addition, certain of our services are based upon the collection, distribution and protection of sensitive private data. Unauthorized users might access that data, and human error or technological failures might cause the wrongful dissemination of that data. The occurrence of any of the events described above could result in interruptions, delays, the loss or corruption of data, cessations in the availability of systems or liability under privacy laws or contracts, each of which could have a material adverse effect on our financial position and results of operations.

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

The IME industry is highly fragmented and competitive. Our primary competitors in the IME industry include companies and individual physicians that specialize in one or more services similar to those offered by us on a local or regional basis as well as insurance companies and other organizations which have established an in-house capability of performing such services. It is also possible that our clients may establish the in-house capability of performing certain services offered by us or decide to continue to use any of our numerous small local or regional competitors to service their needs. We also compete with national, regional and local firms specializing in case management, medical records reviews and other services we provide. It is possible that now or in the future some of our competitors could have greater financial and market resources than us. Competition from existing competitors or new entrants to our key markets could cause us to lose clients, prevent price increases for our services or could require price reductions for our services, which would adversely affect our results of operations.

If we are unable to attract and retain qualified physicians and other medical providers to perform IME services on our behalf, our financial condition may suffer.

Our performance and future success depends on the talents and efforts of the physicians and other medical providers on our medical panel who perform the IME services on our behalf and on our ability to maintain good relations with those physicians and other medical providers. If we do not succeed in attracting qualified physicians and other medical providers, or retaining or motivating physicians or other medical providers, our performance may suffer and we may be unable to grow our business effectively. Further, we may be required to enhance compensation in order to recruit and retain physicians and other medical providers. As a result, our medical panel costs could increase and we may not be able to raise rates to offset these increased costs, which could have a material adverse effect on our results of operations.

Our clients may terminate their relationships with us or reduce the fees they pay us, which may have a negative impact on our business.

Our operations depend upon our relationships with our clients. Our clients are primarily insurance companies, law firms, TPAs, government agencies and state funds. We do not have formal written agreements with many of our clients and to the extent we do, such agreements do not generally restrict our clients from terminating or deciding not to renew our contracts. If clients attempt to introduce unfavorable terms or limit the services and products we provide them, our revenues could be negatively impacted. In addition, the termination of business by any of our clients could have a material adverse effect on our operations. There is no guarantee that we will be able to grow or retain our existing clients, particularly after acquisitions, or develop relationships with new clients.

We may be subject to possible litigation and legal liability, which could adversely affect our business or results of operations.

Through the medical certifications of our medical panel, we make recommendations concerning the appropriateness of providers’ medical treatment plans of patients throughout the U.S., Canada and the United Kingdom, and could share in potential liabilities for adverse medical consequences if the medical provider negligently provides its services or we and/or the medical provider are alleged to have inappropriately failed to certify a condition requiring care or treatment plans. We do not grant or deny claims for payment of benefits and we do not believe that we engage in the practice of medicine or the delivery of medical services. However, we may become subject to claims or litigation related to the grant or denial of claims for payment of benefits or allegations that we engage in the practice of medicine or the delivery of medical services. We credential our medical panel in a variety of ways, including utilizing a reputable contractor in many cases. If such credentialing is not carried out appropriately or if we do not re-credential at appropriate intervals to identify changes in licensure or other status, we may become subject to claims or litigation. Our clients might also allege that we negligently failed to detect provider fraud. Further, in performing our services, we or the medical provider may provide services that rely on the interpretation of reports or data prepared or gathered by third parties. If such information is not properly prepared or gathered, or is not accurate or complete, we may become subject to claims or litigation. In addition, we may become subject to other litigation that may adversely affect our business or results of operations. We maintain professional liability and other insurance as we believe are reasonable in light of our experience to date. However, such insurance may not be sufficient or available in the future at a reasonable cost to protect us from liability, which might adversely affect our business or results of operations.

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

The terms of our indebtedness could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions.

Our existing credit facility and the indenture governing our senior unsecured notes (the “Indenture”) contain, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests.

The credit facility and the Indenture include covenants, including requirements that:

●           restrict our ability to pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

●           limit our ability to make certain investments or sell or transfer assets;

●           limit our ability to incur additional debt;

●           restrict our ability to create certain liens; and

●           restrict our ability to consolidate, merge, sell or otherwise dispose of our properties or assets.

The credit facility and the Indenture also include covenants which may require that we obtain consent from our lenders or noteholders with respect to acquisitions. Further, the credit facility requires that we grant security interests in newly-acquired companies; and that we do not impair our lenders’ security interest in our assets.

A breach of any of these covenants could result in a default under the credit facility and/or the Indenture. Upon the occurrence of an event of default, our lenders or noteholders could elect to declare all amounts outstanding to be immediately due and payable and our lenders could terminate all commitments to extend further credit. In addition, if we were unable to repay those amounts, the lenders under the credit facility could proceed against the collateral granted to them to secure such indebtedness. We have pledged all of our assets and personal property as collateral under the credit facility. If any of the lenders accelerate the repayment of borrowings, we may not have sufficient funds to repay our existing debt.

Our ability to comply with these provisions may be affected by general economic conditions, industry conditions and other events beyond our control. As a result, we may not be able to comply with these covenants. Our failure to comply with the covenants contained in our credit facility or the Indenture, including failure as a result of events beyond our control, could result in an event of default, which could materially and adversely affect our operating results and our financial condition.

We may be able to incur substantially more debt, which could further exacerbate the risks we face.

We and our subsidiaries have the ability to incur additional indebtedness in the future, subject to the restrictions contained in our credit facility and the Indenture. If we amend the credit facility and/or the Indenture to increase the level of our indebtedness or if we enter into new facilities to incur more debt, we may be faced with additional risks and restrictions on our operations, including the following:

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

We have recently become a public company. As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act as well as rules subsequently implemented by the SEC and the New York Stock Exchange, have imposed various requirements on public companies, including corporate governance requirements. The cost of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders cause our expenses to be higher than they would be if we had remained a privately-held company. Our management and other personnel need to devote a substantial amount of time to comply with these rules and regulations.

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

Failure to maintain effective internal controls could have a material adverse effect on our business and stock price.

As a public company, we have significant requirements for financial reporting and internal controls. The process of maintaining and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our financial statements and harm our operating results. In addition, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting every fiscal year. Each assessment includes a disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on effectiveness of our internal controls. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. We may not be able to conclude in the future that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act or our independent registered public accounting firm may not issue an unqualified report. If either we are unable to conclude in the future that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report, investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Future sales of shares by existing stockholders or the possibility or perception of such future sales could cause our stock price to decline.

Sales of a substantial number of shares of common stock in the public market, or the perception that these sales could occur, could substantially decrease the market price of our common stock. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual lock-up agreements described below expire and other restrictions on resale lapse, the trading price of our common stock could decline. Substantially all of the shares of our common stock are eligible for sale in the public market.

The exercise of options or other equity awards or the issuance and/or payout of additional equity will result in dilution to our stockholders.

Under the Company’s Amended and Restated 2008 Stock Incentive Plan, as amended, the Company granted, and in the future intends to grant, awards of stock options to purchase common stock and other awards to our officers, directors, employees and consultants. As of February 15, 2012, approximately 9,351,000 shares of our common stock were subject to issuance upon exercise of outstanding stock options and approximately 9,000 shares were subject to vesting and payout under outstanding restricted stock units. Also, as of February 15, 2012, approximately 415,000 shares of our common stock were subject to issuance upon exercise of outstanding warrants.

Our stockholders’ ownership interest will be diluted by the exercise of any of these outstanding stock options, restricted stock units or warrants.

We will in the future grant stock options and other awards to certain current or future officers, directors, employees and consultants of the Company under additional plans or individual agreements. The grant and exercise of these awards, as applicable, will have the effect of diluting our stockholders’ ownership interests in the Company.

Further, we may need to raise additional funds in the future to finance our operations and/or acquire complementary businesses. If we obtain capital in future offerings, the value of the price per share of our stockholders’ common stock could be reduced. In addition, if we issue additional equity securities in a future offering and certain stockholders do not participate in such offering, there will effectively be dilution in their percentage ownership interest in the Company.

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

We do not currently intend to pay cash dividends on our common stock for the foreseeable future and our credit facility and indenture restrict our ability to pay such cash dividends.

To date, the Company has not paid any dividends on its capital stock. The Company does not anticipate making any cash dividends or other distributions to the stockholders in the immediate or foreseeable future, and any future decision to make such distributions will be at the discretion of the Board of Directors of the Company, referred to herein as the “Board of Directors” or the “Board” and, in any event, will be dependent upon the Company’s financial condition, results of operations, capital requirements, contractual restrictions and such other factors as the Board of Directors deems relevant. Further, our existing credit facility and the Indenture restrict our ability to pay cash dividends, and any future financing agreements may also restrict our ability to pay any type of dividends. As a result, you may not receive any return on an investment in your shares of common stock unless you sell such shares for a price greater than that which you paid. In addition, to the extent we do not pay dividends, our common stock may be less valuable because a return on investment will only occur if and to the extent our stock price appreciates.

Your ability to influence corporate matters may be limited because a small number of stockholders beneficially own a substantial amount of our common stock and have substantial control over us.

As of February 15, 2012, our officers, directors and principal stockholders (greater than 5% stockholders) collectively beneficially own approximately 36%  of our common stock. As a result, these stockholders may be able to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our Company or its assets, and may have interests that are different from yours and may vote in a way with which you disagree and which may be adverse to your interests. In addition, this concentration of ownership may have the effect of preventing, discouraging or deferring a change of control, which could depress the market price of our common stock.

Transactions engaged in by our principal stockholders, our officers or directors involving our common stock may have an adverse effect on the price of our stock.

As described above, as of February 15, 2012, our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 36% of our common stock. Subsequent sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We lease our corporate headquarters at 3280 Peachtree Road, N.E., Suite 2625, Atlanta, GA 30305 (approximately 9,600 square feet). We also lease office space for our corporate office in New York, New York (approximately 4,200 square feet), as well as for 44 of our 45 service centers in the U.S., Canada and the United Kingdom under lease agreements. The lease for our corporate headquarters in Atlanta, Georgia expires on April 30, 2015. The lease for our corporate office in New York expires on June 30, 2014. We expect to be able to renew each of our leases or to lease comparable facilities on terms commercially acceptable to us at each of our leased locations throughout the U.S., Canada and the United Kingdom. In addition, we own an office facility located in Warren, Michigan which houses certain of the operations of our subsidiary MES Group.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

On October 28, 2010, our common stock commenced trading on the New York Stock Exchange under the symbol EXAM. The table below sets forth the high and low sales prices for our common stock for the periods indicated.

	2010		2011
Quarter	High	Low	High	Low
First	N/A	N/A	$24.71	$17.50
Second	N/A	N/A	$26.19	$21.11
Third	N/A	N/A	$26.48	$9.80
Fourth	$19.79	$15.10	$11.77	$6.40

Stockholders

The number of record holders of our common stock as of February 15, 2012 was 92 (excluding individual participants in nominee security position listings).

Dividend Policy

Since our incorporation in 2007, we have not declared or paid any dividends on our common stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business and do not anticipate paying cash dividends for the foreseeable future. Our existing credit facility and the Indenture restrict our ability to pay cash dividends, and any future financing agreements may also restrict our ability to pay any type of dividends.

Unregistered sales of equity securities sold during 2011

Acquisitions

During 2011, pursuant to the exemption from registration provided in Section 4(2) of the Securities Act, common stock was issued as a portion of the purchase price in connection with the acquisitions set forth below. The per share price set forth below represents the closing price of our common stock on the date of issuance. No underwriters were involved in these sales of securities nor were any commissions paid as part of these sales.

Name	Acquisition Date	Number of Shares	Price Per Share
National IME Centres Inc.	February 18, 2011	11,927	$21.33
MES Group, Inc.	February 28, 2011	1,424,501	$21.07
Premex Group	May 10, 2011	661,610	$22.85
North York Rehabilitation Centre Inc.	October 3, 2011	153,979	$8.42
Matrix Health Management Inc.	October 24, 2011	49,020	$10.03

Share Issuances

On August 12, 2011, the Company issued 57,758 shares of common stock in settlement of an earnout obligation in connection with the Company’s acquisition of an IME company completed in 2009.

The Company also issued shares of common stock upon the exercise of outstanding warrants at an exercise price of $6.63 per share on the following dates:

Date	Number of Shares
May 26, 2011	1,748
June 1, 2011	3,302
June 6, 2011	2,181
June 30, 2011	4,405
July 13, 2011	8,886

With respect to each issuance, the Company claims exemption from registration of the shares under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

Repurchases of Securities

In August 2011, the Company’s Board approved a stock repurchase program authorizing the repurchase of up to $20.0 million of its common stock. During the quarter ended December 31, 2011, the Company repurchased 691,954 shares of common stock under the share repurchase program, as set forth in the following table. These shares were repurchased at an average cost of $8.49 per share for a total cost of approximately $5.9 million. There is no guarantee as to the exact number of shares, if any, that may be repurchased by the Company, and the Board of Directors may suspend or discontinue the repurchase program at any time.

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	406,790	$9.27	406,790	$12,681,380
November 1 - November 30	285,164	$7.37	285,164	$10,578,694
December 1 - December 31	—	$—	—	$10,578,694
Total	691,954	$8.49	691,954	$10,578,694

Equity Compensation

The following table provides information as of December 31, 2011 with respect to the shares of our common stock that may be issued under our existing equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance(2)
Equity compensation plans approved by security holders(1)	7,382,530	$12.46	7,231,750
Equity compensation plans not approved by security holders	—	—	—
Total	7,382,530	$12.46	7,231,750

(1) Includes our Amended and Restated 2008 Stock Incentive Plan, as amended.
(2) Number of securities available for future issuance represents securities available under the Amended and Restated 2008 Stock Incentive Plan, as amended.

Performance Graph

The following performance graph compares the cumulative total shareholder return on an investment of $100 in our common stock from the time of our initial public offering until December 31, 2011 with the total return of the Russell 3000 Index on which we are listed, and the S&P 600 Health Care Index.

* $100 invested on October 28, 2010 in stock or index including reinvestment of dividends.

	10/28/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011
Exam Works Group, Inc.	100.00	115.50	138.94	158.69	63.63	59.25
Russell 3000 Index	100.00	107.06	113.40	112.85	95.13	106.08
S&P 600 Healthcare Index	100.00	110.55	124.85	131.95	109.04	125.45

The stock performance included in this graph is not necessarily indicative of future stock performance.

Item 6. Selected Financial Data

The following tables set forth, for the periods and as of the dates indicated, our predecessor and successor summary consolidated financial data. For financial statement presentation purposes, CFO Medical Services, P.A. (“CFO”) has been identified as the predecessor. The summary predecessor Statement of Operations data for the year ended December 31, 2007 and for the period from January 1, 2008 to July 13, 2008 are derived from previously audited financial statements, not included in this report. The summary predecessor balance sheet data as of December 31, 2007 is derived from previously audited financial statements, not included in this report. ExamWorks is the successor company, having been founded on April 27, 2007 for the purpose of acquiring companies in the IME industry. The successor summary consolidated statement of operations data for the period from April 27, 2007 (inception) to December 31, 2007 and for the year ended December 31, 2008 is derived from previously audited financial statements, not included in this report.  The successor summary consolidated balance sheet data as of December 31, 2007, 2008 and 2009 is derived from previously audited financial statements, not included in this report. The successor summary consolidated statement of operations data for the years in the three-year period ended December 31, 2011 and the successor summary consolidated balance sheet data as of December 31, 2010 and 2011 are derived from our audited consolidated financial statements. Historical results are not indicative of the results to be expected in the future.

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

	Predecessor		Successor
		For the
	For the	period		For the
	year ended	ended		years ended
	December 31,	July 13,		December 31,
	2007	2008(1)	2007(2)	2008	2009	2010	2011

Consolidated Statement of Operations Data:(3)

Revenues	$9,783	$6,072	$—	$14,694	$49,634	$163,511	$397,860

Costs and expenses:

Costs of revenues	5,873	3,757	—	9,828	32,026	103,606	262,242
Selling, general and administrative expenses	3,772	2,304	226	4,610	15,811	37,689	84,133
Depreciation and amortization	57	33	—	2,392	6,889	19,505	47,439
Total costs and expenses	9,702	6,094	226	16,830	54,726	160,800	393,814
Income (loss) from operations	81	(22)	(226)	(2,136)	(5,092)	2,711	4,046
Interest and other expenses, net	13	11	—	1,470	1,925	11,233	16,461
Income (loss) before income taxes	68	(33)	(226)	(3,606)	(7,017)	(8,522)	(12,415)
Provision (benefit) for income taxes	4	3	—	(1,434)	(2,613)	(2,484)	(4,082)
Net income (loss)	$64	$(36)	$(226)	$(2,172)	$(4,404)	$(6,038)	$(8,333)

Net income (loss) per share attributable to common stockholders — basic and diluted	$54.01	$(30.38)	$(0.73)	$(0.44)	$(0.42)	$(0.33)	$(0.25)
Weighted average shares outstanding — common stock	1,185	1,185	308,466	4,895,962	10,479,155	18,500,859	33,975,658

Other Financial Data:

Adjusted EBITDA(4)	$138	$11	$(36)	$1,076	$6,496	$30,321	$63,304

	Predecessor	Successor
	As of
	December 31,	As of December 31,
	2007	2007	2008	2009	2010	2011
		(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$191	$416	$1,203	$1,499	$33,624	$8,416
Current assets	1,625	416	4,735	11,497	74,580	159,797
Total assets	1,883	689	38,898	76,547	249,062	627,039
Current portion of long-term debt	—	—	1,534	3,263	—	—
Current portion of subordinated unsecured notes payable	—	—	—	1,565	2,312	1,932
Current liabilities	648	434	5,700	20,871	37,580	90,113
Senior unsecured notes	—	—	—	—	—	250,000
Revolving line of credit and working capital facilities	500	—	1,500	600	4,998	44,063
Long-term debt, less current portion	49	—	10,205	29,371	—	—
Long-term subordinated unsecured notes payable, less current portion	—	—	—	3,552	2,546	717
Total liabilities	1,197	434	18,375	56,147	48,822	389,115
Total stockholders’ equity	$686	$255	$20,523	$20,400	$200,240	$237,924

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

	Predecessor		Successor
	For the	For the		For the
	year ended	period ended		years ended
	December 31,	July 13,		December 31,
	2007	2008(i)	2007(ii)	2008	2009	2010	2011
	(In thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$64	$(36)	$(226)	$(2,172)	$(4,404)	$(6,038)	$(8,333)
Share-based compensation expense (iii)	—	—	—	101	218	1,816	7,834
Depreciation and amortization expense	57	33	—	2,392	6,889	19,505	47,439
Acquisition-related transaction costs	—	—	—	719	2,109	6,101	3,107
Monitoring fee(iv)	—	—	—	—	1,738	—	—
Other non-recurring costs(v)	—	—	190	—	634	188	878
Interest and other expenses, net	13	11	—	1,470	1,925	11,233	16,461
Provision (benefit) for income taxes	4	3	—	(1,434)	(2,613)	(2,484)	(4,082)
Adjusted EBITDA	$138	$11	$(36)	$1,076	$6,496	$30,321	$63,304

(i)           Includes the period from January 1, 2008 to July 13, 2008 for the predecessor company.
(ii)	Includes the period from April 27, 2007 (inception) to December 31, 2007 for the successor company.
(iii)	Share-based compensation expense of $2.0 million is included in costs of revenues for the year ended December 31, 2011 and the remainder is included in SGA expenses. For years prior to 2011, all share-based compensation expense is included in SGA expenses.
(iv)	See “Certain Relationships and Related Transactions—Monitoring Fee Agreement” for a description of the monitoring fee.
(v)
Other non-recurring costs consist of start-up costs incurred in 2007, severance and facility termination costs in 2009, severance and relocation costs in 2010 and severance, relocation and facility termination costs in 2011.

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

Our Business

We are a leading provider of IMEs, peer and bill reviews, and related services, which include legal support services, administrative support services and medical record retrieval services. We were incorporated as a Delaware corporation on April 27, 2007. From July 14, 2008 through the date of this filing, we have acquired 37 IME businesses, including a leading provider of software solutions to the IME industry. We currently operate out of 45 service centers servicing all 50 U.S. states, Canada and the United Kingdom.

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

We provide our clients with the local presence, expertise and broad geographic coverage they increasingly require. Our size and geographic reach give our clients access to our medical panel of credentialed physicians and other medical providers and our proprietary information technology infrastructure that has been specifically designed to streamline the complex process of coordinating referrals, scheduling appointments, complying with regulations and client reporting. Our primary service is to provide IMEs that give our clients authoritative and accurate answers to questions regarding the nature and permanency of medical conditions or personal injury, their cause and appropriate treatment. Additionally, we provide peer and bill reviews, which consist of medical opinions by members of our medical panel without conducting physical exams, and the review of physician and hospital bills to examine medical care rendered and its conformity to accepted standards of care. Prior to the MES acquisition in February 2011, we marketed our services primarily under the ExamWorks brand.  Initially with the MES acquisition and subsequently with the Premex acquisition, we began to market our services under several brands, including but not limited to, ExamWorks, MES and Premex.

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

Acquisition Date	Name
October 27, 2011	●Bronshvag
October 24, 2011	●Matrix Health Management
October 3, 2011	●Capital Vocational Specialists
●North York Rehabilitation Centre
September 28, 2011	●MLS Group of Companies
●Medicolegal Services
May 10, 2011	●Premex Group
February 28, 2011	● MES Group
February 18, 2011	● National IME Centres
December 20, 2010	● Royal Medical Consultants
October 1, 2010	● BMEGateway
September 7, 2010	● UK Independent Medical Services
September 1, 2010	● Health Cost Management
August 6, 2010	● Verity Medical
● Exigere

June 30, 2010	● SOMA Medical Assessments
● Direct IME
● Network Medical Review
● Independent Medical Services
● 401 Diagnostics
March 26, 2010	● Metro Medical Services
March 15, 2010	● American Medical Bill Review
● Medical Evaluations
December 31, 2009	● Abeton
● Medical Assurance Group
● MedNet I.M.S.
● QualMed
● IME Operations of Physicians’ Practice
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

Results of Operations

The following table sets forth our Consolidated Statements of Operations data for each of the periods indicated (in thousands):

	For the years ended December 31,
	2009	2010	2011

Revenues	$49,634	$163,511	$397,860
Costs and expenses:
Costs of revenues	32,026	103,606	262,242
Selling, general and administrative expenses	15,811	37,689	84,133
Depreciation and amortization	6,889	19,505	47,439
Total costs and expenses	54,726	160,800	393,814
Income (loss) from operations	(5,092)	2,711	4,046
Interest and other expenses, net	1,925	11,233	16,461
Loss before income tax benefit	(7,017)	(8,522)	(12,415)
Benefit for income taxes	(2,613)	(2,484)	(4,082)
Net loss	$(4,404)	$(6,038)	$(8,333)

Net loss per share attributable to common stockholders — basic and diluted	$(0.42)	$(0.33)	$(0.25)

Weighted average shares outstanding — common stock - basic and diluted	10,479,155	18,500,859	33,975,658
Other Financial Data:
Adjusted EBITDA(1)	$6,496	$30,321	$63,304

(1)	Adjusted EBITDA is a non-GAAP measure that is described and reconciled to net loss in the next section and is not a substitute for the GAAP equivalent.

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

	For the years ended December 31,
	2009	2010	2011

Reconciliation of Adjusted EBITDA:
Net loss	$(4,404)	$(6,038)	$(8,333)
Share-based compensation expense (i)	218	1,816	7,834
Depreciation and amortization	6,889	19,505	47,439
Acquisition-related transaction costs	2,109	6,101	3,107
Monitoring fee(ii)	1,738	—	—
Other non-recurring costs(iii)	634	188	878
Interest and other expenses, net	1,925	11,233	16,461
Benefit for income taxes	(2,613)	(2,484)	(4,082)
Adjusted EBITDA	$6,496	$30,321	$63,304

(i)            Share-based compensation expense of $2.0 million is included in costs of revenues for the year ended December 31, 2011 and the remainder is included in SGA expenses. For the years ended December 31, 2010 and 2009, all share-based compensation expense is included in SGA expenses.
(ii)           See “Certain Relationships and Related Transactions—Monitoring Fee Agreement” for a description of the monitoring fee.
(iii)          Other non-recurring costs consist of severance and facility termination costs.

Comparison of the Years Ended December 31, 2011 and 2010

Revenues. Revenues were $397.9 million for the year ended December 31, 2011 compared to $163.5 million for the year ended December 31, 2010, an increase of $234.4 million, or 143%. The increase in revenues over the 2010 period was due primarily to acquisitions completed in 2010 and 2011, offset by decreased IME service volume in our ExamWorks brand.

On a pro forma basis, considering acquisitions through the date of this filing, revenues were $483.2 million for the year ended December 31, 2011 compared to $485.7 million for the year ended December 31, 2010, representing a less than 1% decrease year over year. Pro forma revenues for the years ended December 31, 2011 and 2010 assumes that the 2010 and 2011 acquisitions were completed on January 1, 2010.

Costs of revenues. Costs of revenues were $262.2 million for the year ended December 31, 2011 compared to $103.6 million for the year ended December 31, 2010, an increase of $158.6 million, or 153%. The increase in costs of revenues over the 2010 period was primarily due to acquisitions completed in 2010 and 2011. Costs of revenues as a percentage of revenues for the year ended December 31, 2011 increased from 63% for the year ended December 31, 2010 to 66% for year ended December 31, 2011. The change in this percentage was primarily due to the impact of decreased IME service volume in our ExamWorks brand and higher costs of revenues as a percentage of revenues for the MES acquisition, offset in part by lower costs of revenues as a percentage of revenues for the Premex acquisition.

Selling, general and administrative. SGA expenses were $84.1 million for the year ended December 31, 2011 compared to $37.7 million for the year ended December 31, 2010, an increase of $46.4 million, or 123%. The increase in SGA expenses over the 2010 period was primarily due to acquisitions completed in 2010 and 2011, with personnel expenses accounting for $27.3 million of this increase and the remainder resulting primarily from increases in rent, travel, phone, legal, insurance, sales and marketing, and other professional expenses, offset by a decrease in acquisition related transaction costs.

Depreciation and amortization. D&A expenses were $47.4 million for the year ended December 31, 2011 compared to $19.5 million for the year ended December 31, 2010, an increase of $27.9 million, or 143%. The increase in D&A expenses over the 2010 period was due primarily to additional amortization of finite-lived intangible and tangible assets related to acquisitions completed during 2010 and 2011.

Interest and other expenses, net. Interest and other expenses, net were $16.5 million for the year ended December 31, 2011 compared to $11.2 million for the year ended December 31, 2010, an increase of $5.3 million, or 47%. Interest and other expenses, net increased primarily due to increased interest expenses related to additional borrowings on our Senior Secured Revolving Credit Facility and Senior Unsecured Notes to fund acquisitions, deferred loan cost amortization and a realized loss on foreign currency, offset by adjustments to an interest rate swap.

Income tax benefit. Income tax benefit was $4.1 million for the year ended December 31, 2011 compared with $2.5 million for the year ended December 31, 2010, an increased benefit of $1.6 million or 64%. Our effective income tax rate was 32.9% and 29.1% for the years ended December 31, 2011 and 2010, respectively. The tax rates in the 2011 period were impacted primarily by non-deductible items and the tax rates in the 2010 period were impacted by state operating losses and non-deductible items.

Net loss. For the foregoing reasons, net loss was $8.3 million for the year ended December 31, 2011 compared to $6.0 million for the year ended December 31, 2010, an increased loss of $2.3 million or 38%.

Comparison of the Years Ended December 31, 2010 and 2009

Revenues. Revenues were $163.5 million for the year ended December 31, 2010 compared to $49.6 million for the year ended December 31, 2009, an increase of $113.9 million, or 229%. The increase in revenues over the 2009 period was primarily due to acquisitions completed in 2009 and 2010, and to a lesser extent, increased volume and a favorable change in sales mix in businesses acquired through the third quarter of 2009.

Costs of revenues. Costs of revenues were $103.6 million for the year ended December 31, 2010 compared to $32.0 million for the year ended December 31, 2009, an increase of $71.6 million, or 224%. The increase in costs of revenues over the 2009 period was primarily due to acquisitions completed in 2009 and 2010, and to a lesser extent, increased fees paid to members of our medical panel and other direct costs.  Costs of revenues as a percentage of revenues for the year ended December 31, 2010 decreased slightly from 65% for the year ended December 31, 2009 to 63% for the year ended December 31, 2010.  The improvement in this percentage was primarily due to the impact of a favorable change in sales mix and, to a lesser extent, the operating leverage inherent in the business.

Selling, general and administrative. SGA expenses were $37.7 million for the year ended December 31, 2010 compared to $15.8 million for the year ended December 31, 2009, an increase of $21.9 million, or 138%. The increase in SGA expenses over the 2009 period was primarily due to acquisitions completed in 2009 and 2010, and to a lesser extent increases in acquisition related transaction costs, increased share-based compensation expense primarily due to the accelerated vesting provision of certain options upon initial public offering, increased legal, phone, rent, travel, personnel and other administrative expenses to support the growth in operations.  These increases were offset by the decrease in professional fees due to the termination of the Compass Monitoring agreement in 2009, coupled with the decrease in bad debt expense attributable to improved collection efforts.

Depreciation and amortization. D&A expenses were $19.5 million for the year ended December 31, 2010 compared to $6.9 million for the year ended December 31, 2009, an increase of $12.6 million, or 183%. The increase in D&A expenses over the 2009 period was primarily due to growth resulting from additional amortization of finite-lived intangible and tangible assets related to acquisitions completed in 2009 and 2010.

Interest and other expenses, net. Interest and other expenses, net were $11.2 million for the year ended December 31, 2010 compared to $1.9 million for the year ended December 31, 2009, an increase of $9.3 million, or 484%. Interest expense, net increased by approximately $5.6 million due to increased borrowings used to finance our acquisitions completed in 2009 and 2010. In addition, amortization of capitalized loan costs increased by approximately $740,000. Coupled with the increase in other expenses, net approximately $385,000 of the variance is attributable to the change in the interest rate swap from a net gain of $343,000 for the year ended December 31, 2009 to a net loss of approximately $42,000 during the year ended December 31, 2010. The increase in net loss on the interest rate swap was due to the change in the fair value of the instrument primarily driven by falling interest rates during 2009 and 2010. Lastly, approximately $2.7 million of the variance is attributable to the write-off of capitalized loan costs related to our senior credit facility with Fifth Third Bank which was repaid and terminated in November 2010.

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

Selected Quarterly Financial Data (Unaudited)

2011 - Quarter Ended	March 31	June 30	September 30	December 31
(In thousands, except share and per share data)
Revenues	$66,588	$106,742	$109,218	$115,312
Costs and expenses:
Costs of revenues	43,569	70,508	72,148	76,017
Selling, general and administrative expenses	14,328	21,654	22,803	25,348
Depreciation and amortization	8,609	11,475	13,069	14,286
Total costs and expenses	66,506	103,637	108,020	115,651
Income (loss) from operations	82	3,105	1,198	(339)
Interest and other expenses, net	1,012	3,214	5,287	6,948
Loss before income taxes	(930)	(109)	(4,089)	(7,287)
Benefit for income taxes	(371)	(37)	(1,412)	(2,262)
Net loss	$(559)	$(72)	$(2,677)	$(5,025)
Net loss per share attributable to common stockholders:
Basic and diluted—	$(0.02)	$—	$(0.08)	$(0.15)

Weighted average shares outstanding — common stock:
Basic and diluted —	32,739,428	34,222,475	34,732,028	34,223,906
Other Financial Data:
Adjusted EBITDA(1)	$10,902	$18,465	$17,128	$16,809

2010 - Quarter Ended	March 31	June 30	September 30	December 31
(In thousands, except share and per share data)
Revenues	$25,400	$35,279	$48,563	$54,269
Costs and expenses:
Costs of revenues	16,132	22,133	30,428	34,913
Selling, general and administrative expenses	6,011	8,372	9,587	13,719
Depreciation and amortization	2,977	3,570	5,905	7,053
Total costs and expenses	25,120	34,075	45,920	55,685
Income (loss) from operations	280	1,204	2,643	(1,416)
Interest and other expenses, net	1,464	1,347	2,533	5,889
Income (loss) before income taxes	(1,184)	(143)	110	(7,305)
Provision (benefit) for income taxes	(589)	(71)	33	(1,857)
Net income (loss)	$(595)	$(72)	$77	$(5,448)
Net income (loss) per share attributable to common stockholders:
Basic —	$(0.04)	$—	$—	$(0.20)
Diluted —	$(0.04)	$—	$—	$(0.20)

Weighted average shares outstanding — common stock:
Basic —	13,943,454	15,270,593	17,367,540	27,168,890
Diluted —	13,943,454	15,270,593	22,342,793	27,168,890
Other Financial Data:
Adjusted EBITDA(1)	$4,166	$6,183	$9,915	$10,057

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

2011 - Quarter Ended	March 31	June 30	September 30	December 31
(In thousands)
Net loss	$(559)	$(72)	$(2,677)	$(5,025)
Share-based compensation expense (i)	977	2,045	2,363	2,449
Depreciation and amortization expense	8,609	11,475	13,069	14,286
Acquisition-related transaction costs	767	1,460	477	403
Other non-recurring costs(ii)	467	380	21	10
Interest and other expenses, net	1,012	3,214	5,287	6,948
Benefit for income taxes	(371)	(37)	(1,412)	(2,262)
Adjusted EBITDA:	$10,902	$18,465	$17,128	$16,809

2010 - Quarter Ended	March 31	June 30	September 30	December 31
(In thousands)
Net income (loss)	$(595)	$(72)	$77	$(5,448)
Share-based compensation expense (i)	114	184	261	1,257
Depreciation and amortization expense	2,977	3,570	5,905	7,053
Acquisition-related transaction costs	795	1,225	1,106	2,975
Other non-recurring costs(ii)	—	—	—	188
Interest and other expenses, net	1,464	1,347	2,533	5,889
Provision (benefit) for income taxes	(589)	(71)	33	(1,857)
Adjusted EBITDA:	$4,166	$6,183	$9,915	$10,057

 (i)  Share-based compensation expense of $650,000 is included in costs of revenues during the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011 and the remainder is included in SGA expenses. During the quarter ended March 31, 2011, and all 2010 quarters, all share-based compensation expense is included in SGA expenses.
 (ii) Other non-recurring costs consist of severance, relocation and facility terminations.

Liquidity and Capital Resources

Our principal capital requirements are to fund operations and acquisitions. To date, we have funded our capital needs from cash flow generated from operations, private placements of our common and preferred stock, our initial public offering ("IPO"), borrowings under the Senior Secured Revolving Credit Facility and the private offering of the Senior Unsecured Notes, as defined below.  We have also funded our acquisition program with equity issuances to sellers and with seller debt financing. We expect that cash and cash equivalents, availability under our existing Senior Secured Revolving Credit Facility, proceeds from the Senior Unsecured Notes, and cash flow from operations will be sufficient to support our operations, planned capital expenditures and acquisitions for at least the next 12 months.

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

Initial Public Offering

On November 2, 2010, we completed an IPO of common stock. The total offering size was 11,845,000 shares (after exercise by the underwriters of their over-allotment option), consisting of 9,290,114 shares issued by us and 2,554,886 shares sold by existing stockholders of the Company. Net proceeds to the Company were approximately $133.7 million, of which $102.4 million was used to repay the amounts outstanding under a previous credit facility with Fifth Third Bank.

Share Repurchase Program

In August 2011, we announced the Board of Directors authorized the implementation of a share repurchase program to repurchase up to $20.0 million of outstanding shares of our common stock. The program calls for the repurchases to be made at management’s discretion in the open market or privately negotiated transactions, subject to cash requirements for other purposes, and other relevant factors, such as trading price, trading volume, general market and business conditions, and our compliance with certain covenants under our contractual obligations. There is no guarantee as to the exact number of shares, if any, that we may repurchase, and the Board of Directors may suspend or discontinue the repurchase program at any time. For the year ended December 31, 2011, we repurchased approximately 1,009,000 shares of common stock under the share repurchase program. These shares were repurchased at an average cost of $9.34 per share for a total cost of $9.4 million. For the year ended December 31, 2011, we have reissued approximately 203,000 shares from treasury to fund certain acquisitions completed in 2011.

Credit Facilities

Credit Facility

In November 2010, in conjunction with the IPO, we repaid $102.4 million of outstanding debt and terminated a credit facility.  This facility was replaced with a new senior secured revolving credit facility with Bank of America, N.A., as administrative agent and the other lenders party thereto (the “Senior Secured Revolving Credit Facility”), which following the exercises of the accordion feature in February 2011 and, subsequently in May 2011, and as amended in July 2011 and February 2012 as defined below provides for borrowings of up to $262.5 million. Up to $15.0 million of the Senior Secured Revolving Credit Facility may be in the form of letters of credit, and up to $15.0 million may be in the form of swingline loans. Loans under the Senior Secured Revolving Credit Facility, which terminates in July 2016, will be used to fund our acquisition program (plans) and for general corporate purposes, including permitted acquisitions.

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

On July 7, 2011, we entered into a second amendment to our Senior Secured Revolving Credit Facility (the “Second Amendment”), which became effective simultaneously with the consummation of our private offering of $250.0 million aggregate principal senior notes. The Second Amendment amended the Senior Secured Revolving Credit Facility to, among other things, (i) extend the maturity date of the Senior Secured Revolving Credit Facility from November 2013 to July 2016; (ii) permit the issuance and sale of the Senior Unsecured Notes; (iii) replace the consolidated senior leverage ratio with a consolidated senior secured leverage ratio while permitting the maximum consolidated senior secured leverage ratio to be 3.00 to 1; (iv) permit our maximum consolidated leverage ratio to increase from 3.5 to 1 to 4.75 to 1; (v) reduce the borrowing cost; and (vi) allow us to complete acquisitions with a purchase price of up to $75.0 million (previously $50.0 million) without prior lender consent. The Second Amendment also reduced the aggregate revolving commitments under the Senior Secured Revolving Credit Facility by $37.5 million for a maximum commitment of $262.5 million, subject to our right to increase the aggregate revolving commitments by $37.5 million for a maximum commitment of $300.0 million, so long as we are not in default and we satisfy certain other customary conditions.

On February 27, 2012, we entered into a third amendment to our Senior Secured Revolving Credit Facility (the “Third Amendment”). The Third Amendment amended the Senior Secured Revolving Credit Facility as to the definitions of consolidated fixed charges and consolidated fixed charge coverage ratio and does not permit the consolidated fixed charge coverage ratio as of the end of any fiscal quarter to be less than (i) for an fiscal quarter ending during the period from December 31, 2011 to and including September 30, 2012, 1.75 to 1.00 and (ii) for an fiscal quarter ending thereafter, 2.00 to 1.00.

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

Pricing Tier	Consolidated Senior Secured Leverage Ratio	Commitment Fee/Unused Line Fee	Letter of Credit Fee	Eurocurrency Rate Loans	Base Rate Loans
1	≥ 2.50 to 1.0	0.50%	3.75%	3.75%	2.75%
2	≥ 2.00 to 1.0 but < 2.50 to 1.0	0.45%	3.50%	3.50%	2.50%
3	≥ 1.50 to 1.0 but < 2.00 to 1.0	0.40%	3.25%	3.25%	2.25%
4	≥ 1.00 to 1.0 but < 1.50 to 1.0	0.35%	3.00%	3.00%	2.00%
5	< 1.00 to 1.0	0.30%	2.75%	2.75%	1.75%

In the event of default, the outstanding indebtedness under the Senior Secured Revolving Credit Facility will bear interest at an additional 2%.

The Senior Secured Revolving Credit Facility contains restrictive covenants, including among other things financial covenants requiring us to not exceed a maximum consolidated senior secured leverage coverage ratio, a maximum total consolidated leverage ratio and to maintain a minimum consolidated fixed charge coverage ratio. The Senior Secured Revolving Credit Facility also restricts our ability (subject to certain exceptions) to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and make other payments in respect of capital stock, make certain investments, sell assets, change our lines of business, enter into transactions with affiliates and other corporate actions.  As of December 31, 2011, the Company was in compliance with the financial covenants in the Senior Secured Revolving Credit Facility.

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

As of December 31, 2011, we had $5.0 million outstanding under the Senior Secured Revolving Credit Facility, bearing interest at a rate of 3.00%, resulting in $257.5 million of undrawn commitments (without taking into account $190,000 outstanding under a letter of credit). However, the credit agreement governing our Senior Revolving Credit Facility contains restrictive covenants, including among other things, financial covenants which may limit the amount of borrowings available to us.

Working Capital Facilities

On September 29, 2010, the Company’s indirect wholly-owned subsidiary UKIM entered into a Sales Finance Agreement (the “UKIM SFA”) with Barclays Bank PLC (“Barclays”), pursuant to which Barclays will provide UKIM a working capital facility of up to £5,000,000, subject to the terms and conditions of the UKIM SFA. The working capital facility bears a discount margin of 2.5% over Base Rate (0.5% rate on December 31, 2011) and serves to finance UKIM’s unpaid account receivables. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of December 31, 2011, the Company had $6.6 million outstanding under the working capital facility, resulting in approximately $1.1 million in availability.

On May 12, 2011, the Company’s indirect wholly-owned subsidiary Premex entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays will provide Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on December 31, 2011) and serves to finance Premex’s unpaid account receivables. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of December 31, 2011, the Company had $32.5 million outstanding under the working capital facility, resulting in approximately $8.5 million in availability.

Senior Unsecured Notes

On July 19, 2011, we closed our private offering of $250.0 million in aggregate principal amount of 9.0% senior notes due 2019 (the “Senior Unsecured Notes”). The Senior Unsecured Notes were issued at a price of 100% of their principal amount. The Senior Unsecured Notes are senior obligations of ExamWorks and are guaranteed by ExamWorks’ existing and future U.S. subsidiaries. A portion of the gross proceeds of $250.0 million were used to repay borrowings outstanding under our Senior Secured Revolving Credit Facility included related fees and expenses and to fund acquisitions completed in September 2011 and October 2011.

The Senior Unsecured Notes were issued under an Indenture, dated as of July 19, 2011 (the “Indenture”), among the Company, the Guarantors and U.S. Bank, National Association, as trustee (the “Trustee”).  The Senior Unsecured Notes are our general senior unsecured obligations, and rank equally with our existing and future senior unsecured obligations and senior to all of our further subordinated indebtedness. The Senior Unsecured Notes accrue interest at a rate of 9.0% per year, payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing January 15, 2012.

At any time on or after July 15, 2015, we may redeem some or all of the Senior Unsecured Notes at the redemption prices stated in the Indenture, plus accrued and unpaid interest to the date of redemption. Prior to July 15, 2014, we may redeem up to 35% of the aggregate principal amount of the Senior Unsecured Notes with net cash proceeds from certain equity offerings at a redemption price equal to 109% of the aggregate principal amount of the Senior Unsecured Notes, plus accrued and unpaid interest, if any, provided that at least 65% of the original aggregate principal amount of the Senior Unsecured Notes remains outstanding after redemption. Further, we may redeem some or all of the of the Senior Unsecured Notes at any time prior to July 15, 2015 at a redemption price equal to 100% of the principal amount of the Senior Unsecured Notes plus a make whole premium described in the Indenture, plus accrued and unpaid interest.

The Indenture includes covenants which, subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries (as defined in the Indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, incur liens on assets of the Company or the restricted subsidiaries, engage in asset sales and enter into transactions with affiliates. Upon a change of control (as defined in the Indenture), we may be required to make an offer to repurchase the Senior Unsecured Notes at 101% of their principal amount, plus accrued and unpaid interest. The Indenture also contains customary events of default.

Cash Flow Summary

Cash and cash equivalents were $8.4 million at December 31, 2011 as compared with $33.6 million at December 31, 2010 and $1.5 million at December 31, 2009.

Our cash flows from operating, investing and financing activities, as reported in our Consolidated Financial Statements included elsewhere in this report, are summarized as follows:

	For the years ended
	December 31,
	2009	2010	2011

Net cash provided by operating activities	$4,177	$18,303	$39,543
Net cash used in investing activities	(25,775)	(116,537)	(335,814)
Net cash provided by financing activities	21,894	130,319	270,885
Exchange rate impact on cash and cash equivalents	—	40	178
Net increase (decrease) in cash and cash equivalents	$296	$32,125	$(25,208)

Operating Activities. Net cash provided by operating activities was $39.5 million for the year ended December 31, 2011 as compared with net cash provided by operating activities of $18.3 million for the year ended December 31, 2010.  Net cash provided by operating activities for 2011 consisted of our net loss of $8.3 million and a net increase in working capital of approximately $5.1 million in 2011, which was offset by net non-cash charges of $53.0 million (principally including $47.4 million in depreciation and amortization and $7.8 million in share-based compensation, offset by a net decrease in deferred income taxes of $6.4 million). The increase in working capital primarily consisted of increases in accounts receivable, prepaid expenses and other current assets and decreases in accounts payable and accrued expenses, offset by increased accrued interest expense associated with the Senior Unsecured Notes.

Net cash provided by operating activities was $18.3 million for the year ended December 31, 2010 as compared with net cash provided by operating activities of $4.2 million for the year ended December 31, 2009.  Net cash provided by operating activities for 2010 consisted of our net loss of $6.0 million which was offset by net non-cash charges of $19.1 million (principally including $19.5 million in depreciation and amortization offset by a net decrease in deferred income taxes of $5.4 million) and a decrease in working capital of approximately $5.2 million in 2010.  The decrease in working capital primarily consisted of increases in accounts receivable, offset by increases in accounts payable and accrued expenses and other liabilities.

Net cash provided by operating activities was $4.2 million in the year ended December 31, 2009 and consisted of our net loss of $4.4 million which was offset by non-cash charges of $4.9 million (principally including $6.9 million in depreciation and amortization offset by a net decrease of $2.7 million from deferred income taxes) and a decrease in working capital of approximately $3.6 million in 2009. The decrease in working capital primarily consisted of increases in accounts receivable, offset by increases in accounts payable and accrued expenses and other liabilities.

Investing Activities. Net cash used in investing activities was $335.8 million and $116.5 million for the years ended December 31, 2011 and 2010, respectively.  This increased use was directly attributable to cash paid for increased acquisition activity, capital asset purchases and acquisition settlement related activities during 2011 of approximately $322.2 million, $6.9 million and $6.7 million, respectively.

Net cash used in investing activities was $116.5 million and $25.8 million for the years ended December 31, 2010 and 2009, respectively. This increased use was directly attributable to cash paid for increased acquisition activity and capital asset purchases during 2010 of approximately $115.2 million and $1.7 million, respectively. The increase in cash used was partially offset by cash inflows from other acquisition settlement related activities of approximately $418,000.

 Net cash used in investing activities was $25.8 million year ended December 31, 2009 and consisted of cash paid for increased acquisition activity and capital asset purchases of approximately $25.7 million and $1.6 million, respectively. The increase in cash used was partially offset by cash inflows from other acquisition settlement related activities of approximately $1.5 million.

Financing Activities. Net cash provided by financing activities was $270.9 million and $130.3 million for the years ended December 31, 2011 and 2010, respectively.  This increase in cash provided was primarily attributable to $250.0 million in proceeds from our private offering of the Senior Unsecured Notes in the July 2011, net borrowings under our working capital facilities of $35.6 million, and borrowings under our Senior Secured Revolving Credit Facility of $278.0 million, offset by repayments under our credit facilities of $273.0 million, payments of deferred financing costs of $9.7 million, and purchases of stock for treasury of $9.4 million.

Net cash provided by financing activities was $130.3 million and $21.9 million for the years ended December 31, 2010 and 2009, respectively. This increase was primarily attributable to the net issuance of preferred stock of $32.4 million and net issuance of common stock of approximately $136.7 million and borrowings under our credit facilities of approximately $67.3 million, offset by repayments under our credit facilities of approximately $100.6 million and payment of deferred financing costs of approximately $6.5 million.

Net cash provided by financing activities was $21.9 million in the year ended December 31, 2009 consisting primarily of borrowings under our credit facilities of approximately $40.1 million and advances from related party notes of approximately $3.5 million, offset by repayments under our credit facilities of approximately $20.1 million and payment of deferred financing costs of approximately $1.8 million.

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

Contractual Obligations and Commitments

Our contractual cash payment obligations as of December 31, 2011 are set forth below:

	Payments due by year ending December 31,
	Total	2012	2013	2014	2015	2016	Thereafter
	(In thousands)
Amounts outstanding under senior unsecured notes payable	$250,000	$—	$—	$—	$—	$—	$250,000
Amounts outstanding under senior secured revolving credit facility	5,000	—	—	—	—	5,000	—
Operating leases	27,284	8,572	6,019	4,498	3,410	2,275	2,510
Amounts outstanding under working capital facilities	39,063	—	6,554	32,509	—	—	—
Subordinated unsecured notes payable and deferred payments	2,718	2,001	434	283	—	—	—
Total:	$324,065	$10,573	$13,007	$37,290	$3,410	$7,275	$252,510

As of December 31, 2011, we leased our office spaces for our corporate locations in Atlanta, Georgia and New York, New York and also for 44 of our 45 service centers in various cities under non-cancelable lease agreements. We own an office facility in Warren, Michigan.

We have certain contractual obligations including various debt agreements with requirements to make interest payments. Amounts outstanding under the Senior Unsecured Notes are subject to a fixed interest rate of 9.0% and interest is expected to be $22.5 million annually with semi-annual payments beginning in January 2012 and ending July 2019.  Additionally, certain amounts are subject to the level of borrowings in future periods and the interest rate for the applicable periods, and therefore the amounts of these payments are not determinable. Based upon amounts outstanding at December 31, 2011 and applicable interest rates currently ranging between 0.0% and 6.0%, interest amounts are expected to be approximately $1.3 million for the year ended December 31, 2012, approximately $1.2 million for the year ended December 31, 2013, approximately $544,000 for the year ended December 31, 2014, and approximately $151,000 for the years ended December 31, 2015 and 2016.

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

Revenue Recognition

Revenue related to IMEs, peer reviews, bill reviews and administrative support services is recognized at the time services have been performed and the report is shipped to the end user. We believe that recognizing revenue at the time the report is shipped is appropriate because we meet the following four criteria in accordance with ASC 605-10-S25, Revenue Recognition: Overall, (i) persuasive evidence that arrangement exists, (ii) shipment has occurred, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured. We report revenues net of any sales, use and value added taxes.

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

Certain agreements with customers in the U.K. include provisions whereby collection of the amounts billed are contingent on the favorable outcome of the claim.  We have deemed these provisions to preclude revenue recognition at the time of sale, as collectability is not reasonably assured and the sales are contingent, and are deferring these revenues, net of estimated costs, until the case has been settled and the contingency has been resolved.  For the year ended December 31, 2011, we had deferred $2.6 million in contingent revenues and $1.6 million in costs associated with the contingent revenues.  There was no deferral related to contingent revenues as of December 31, 2010.

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

We performed our annual impairment review of goodwill in October 2011 and reviewed subsequent events through December 31, 2011 and determined that the carrying value of goodwill was not impaired as of year end. Further, we believe that there have been no facts or circumstances through the date of this filing that indicate an impairment of goodwill exists.

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

As of December 31, 2009, we had net operating losses (“NOLs”) which are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Code (“IRC Section 382”). We generated $5.2 million of federal taxable income in the year ended December 31, 2010, fully utilizing the NOLs. In 2011, in conjunction with the MES acquisition, we acquired $20.1 million of federal NOLs. We generated $17.7 million of estimated federal taxable income in the year ended December 31, 2011 and we expect to utilize $17.7 million of the NOLs in 2011 to offset against this estimated federal taxable income. As of December 31, 2011, we have $2.4 million in estimated federal NOLs to offset against future federal taxable income. These NOLs are subject to IRC Section 382 limitations and expire in 2031. For the year ended December 31, 2011, we were subject to the alternative minimum tax (“AMT”) and we have estimated AMT credit carryforwards of $355,000 as of December 31, 2011, which may be used to offset future federal tax liabilities. For the year ended December 31, 2011, we generated $2.1 million in estimated foreign tax credits related to income taxes payable at certain of our businesses located in the U.K. which may be used to offset against future federal taxable income.

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

We apply the provisions of ASC 740, Income Taxes (“ASC 740”), as it relates to uncertain tax positions. This guidance prescribes a comprehensive model for how a company should recognize, measure, present and disclosure in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. ASC 740 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. As of the adoption date, the total amount of liability for unrecognized tax benefits related to federal and state taxes was approximately $96,000. As of December 31, 2009, the liability related to unrecognized tax benefits was approximately $96,000. We recorded an additional liability of $80,000 and $132,000 in the years ended December 31, 2010 and 2011, respectively, related to acquired liabilities for unrecognized tax benefits and interest and penalties on prior year tax positions. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.

We are no longer subject to U.S. federal income or state tax return examinations by tax authorities before 2006 and 2005, respectively, which periods relate to certain acquired businesses. The Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax returns for 2009 during the second quarter of 2011. As of December 31, 2011, the IRS had not proposed any adjustments to our tax positions and in January of 2012, we received a closure letter from the IRS stating that no adjustments were identified. We operate in multiple taxing jurisdictions and face audits from various tax authorities. We remain subject to examination until the statute of limitations expires for the respective tax jurisdiction. We do not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next twelve months.

Undistributed earnings of our foreign subsidiaries are considered indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been recorded. Deferred taxes are provided for earnings outside the United States when those earnings are not considered indefinitely reinvested.

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

The fair value of stock option grants is determined using the Black-Scholes valuation model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in these employee stock options. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in our opinion, the existing models may not provide a reliable single measure of the fair value of its share-based awards.

Our expected volatility assumptions are based on our peer group average implied volatility for 2009 and 2010 and are based upon our peer group median implied volatility for 2011. Expected life assumptions for 2009 and the first three quarters of 2010 are based upon the average of the “simplified” method as described in Securities and Exchange Commission Staff Accounting Bulletin No. 107, which is the midpoint between the vesting date and the end of the contractual term, and the contractual term of the option, in accordance with ASC 718, which states that if no amount within the range is more or less likely than any other amount, an average of the range (its expected value) should be used for those options issued significantly out-of-the-money, or the “simplified” method for those options issued in the fourth quarter of 2010 and the full year of 2011 which were determined to be issued approximately at-the-money. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The following table summarizes the number of stock options granted and outstanding as of December 31, 2011 for the quarterly periods from January 1, 2009 through December 31, 2011, the per share exercise price of the stock options and estimated per share weighted average fair value of stock options:

Quarter ending	Number of shares subject to options granted and outstanding	Weighted average per share exercise price of options	Weighted average estimated fair value of options (1)
June 30, 2009	355,914	$2.80	$0.66
September 30, 2009	79,179	3.89	1.02
December 31, 2009	39,495	3.89	0.99
March 31, 2010	1,272,879	6.29	0.65
June 30, 2010	483,000	6.63	0.67
September 30, 2010	328,828	7.79	1.14
December 31, 2010	1,301,608	11.67	4.32
March 31, 2011	1,449,725	22.50	8.78
June 30, 2011	799,950	24.18	9.28
September 30, 2011	331,400	13.62	5.41
December 31, 2011	503,300	$7.80	$3.39

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

Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance codified as ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in U.S generally accepted accounting principles and expands disclosure about fair value measurements.

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

Our financial liabilities, which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy as of December 31, 2010 and 2011 were as follows:

	Level 1	Level 2	Level 3	Total
As of December 31, 2010:
Financial liabilities:
Interest rate swap	$—	$654	$—	$654
Contingent consideration	—	—	6,202	6,202

As of December 31, 2011
Financial liabilities:
Interest rate swap	$—	$326	$—	$326
Contingent consideration	—	—	1,621	1,621

The fair value of the interest rate swap is determined using observable market inputs, such as current interest rates, and considers nonperformance risk of the Company and that of our counterparties.

The contingent consideration relates to earn-out provisions recorded in conjunction with certain acquisitions completed in 2009 and 2010.  Of the total decrease in fair value of the contingent consideration of $4.6 million in 2011, $506,000 was settled as cash consideration to satisfy installments related to 2009 and 2010 acquisitions, 58,000 shares of our common stock were issued with a fair value of $808,000 to settle an earnout related to a 2009 acquisition, approximately $222,000 was recorded in SGA expenses, and approximately $1.2 million was recorded in interest and other expenses, net in the Consolidated Statements of Operations due to changes  in the fair value of the contingent consideration.  Additionally, in the third quarter of 2011, we and the sellers of certain Canadian subsidiaries agreed to terminate the clawback and earnout provisions in the acquisition agreements.  As a result, we recorded a reduction to contingent consideration of $1.9 million in the third quarter of 2011.  This reduction is included in SGA expenses in the Consolidated Statements of Operations.

Recent Accounting Pronouncements

In addition to the recently adopted accounting pronouncements discussed above in conjunction with our critical accounting policies, we believe the following recently adopted accounting pronouncements are important to an understanding of our financial statements.

Recently Adopted Accounting Pronouncements

In June 2006, the FASB issued authoritative guidance codified as ASC Topic 740, Income Taxes (“ASC 740”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. ASC 740 deferred adoption for most nonpublic enterprises to annual periods beginning after December 15, 2008. We elected to defer its application until its required effective date of January 1, 2009. Our policy for evaluating uncertain tax positions prior to the adoption of ASC 740 has been to provide for income taxes based on positions taken on the our tax return with valuation allowances established for uncertain positions based on the guidance established by ASC Topic 450, Contingencies. We adopted the provisions of ASC 740 effective January 1, 2009 and the adoption did not have a material impact on our consolidated financial position, results of operations and cash flows for the years ended December 31, 2009, 2010 and 2011.

In December 2007, the FASB issued authoritative guidance codified as ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 changes accounting for business combinations through a requirement to recognize 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity. Other requirements include capitalization of acquired in-process research and development assets, expensing, as incurred, acquisition-related transaction costs and capitalizing restructuring charges as part of the acquisition only if requirements of ASC 420, Exit or Disposal Cost Obligations, are met. ASC 805 is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted ASC 805 effective January 1, 2009 and applied the principles contained in this standard to all acquisitions that were completed after this date. Our consolidated financial position, results of operations and cash flows for the years ended December 31, 2009, 2010 and 2011 reflect the adoption of ASC 805.

In March 2008, the FASB issued authoritative guidance codified as ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, results of operations, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We adopted ASC 815 effective January 1, 2009 and the adoption did not have a material impact on our consolidated financial position, results of operations and cash flows for the years ended December 31, 2009, 2010 and 2011.

In April 2008, the FASB issued authoritative guidance codified as AST Topic 350, Intangibles, Goodwill and Other (“ASC 350”) which is effective for all fiscal years and interim periods beginning after December 15, 2008. Early adoption of the provisions of ASC 350 is not permitted. ASC 350 requires additional footnote disclosures about the impact of the Company’s ability or intent to renew or extend agreements related to existing intangibles or expected future cash flows from those intangibles, how the Company accounts for costs incurred to renew or extend such agreements, the time until the next renewal or extension period by asset class, and the amount of renewal or extension costs capitalized, if any. For any intangibles acquired after January 1, 2009, ASC 350 requires that the Company consider its experience regarding renewal and extensions of similar arrangements in determining the useful life. If the Company does not have experience with similar arrangements, ASC 350 requires that the Company use the assumptions of a market participant putting the intangible to its highest and best use in determining the useful life. We adopted the provisions of ASC 350 effective January 1, 2009 and the adoption did not have a material impact on our consolidated financial position, results of operations and cash flows for the years ended December 31, 2009, 2010 and 2011.

In May 2009, the FASB issued authoritative guidance codified as ASC Topic 855, Subsequent Events (“ASC 855”). ASC 855 requires that an entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. ASC 855 defines two types of subsequent events: “recognized subsequent events” and “nonrecognized subsequent events.” Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements. Nonrecognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. We adopted the provisions of ASC 855 during the year ended December 31, 2009. The adoption of the provisions of ASC 855 did not have a material effect on our consolidated financial condition, results of operations and cash flows for the years ended December 31, 2009, 2010 and 2011.

In June 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Principles: a Brief History (“ASC 105”). ASC 105 will supersede existing non-SEC accounting and reporting standards. The codification will not change GAAP but will rather organize it into a new hierarchy with two levels: authoritative and nonauthoritative. All authoritative GAAP will carry equal weight and be organized in a topical structure. ASC 105 is effective for interim and annual reporting periods ending after September 15, 2009. We adopted the provisions of ASC 105 for the years ended December 31, 2009, 2010 and 2011. The adoption of the provisions of ASC 105 did not have a material effect on our consolidated financial condition, results of operations and cash flows.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosure (“ASU 2010-06”). This update provides amendments to Codification topic, Fair Value Measurements and Disclosures, which require new disclosures about transfers in and out of Levels 1 and 2 and the reasons for the transfers as well as reconciliation for fair value measurements using significant unobservable inputs (Level 3). The update is effective for interim and annual reporting periods beginning after December 15, 2009. We adopted the provisions of ASU 2010-06 on January 1, 2011, and adoption of this update did not have a material impact on our consolidated financial condition, results of operations and cash flows.

Accounting Pronouncements Not Yet Adopted

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. These amendments have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The common requirements are expected to result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are to be applied prospectively and are effective for fiscal years beginning after December 15, 2011.  We plan to adopt these provisions in the first quarter of 2012. Adoption of these provisions is not expected to have a material impact on our consolidated financial statements.

In June and December 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”) and ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASC 220, Comprehensive Income), respectively. These update amend ASC Topic 220, “Comprehensive Income” to provide that total comprehensive income will be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders' equity or the footnotes will no longer be allowed. The calculation of net income and basic and diluted net income per share will not be affected. These ASUs are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011.  Retrospective adoption is required and early adoption is permitted. We plan to adopt these provisions in the first quarter of 2012 and do not believe that adoption of ASU 2011-05 will have a significant impact on our consolidated financial statements.

In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). This ASU is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. The fair value calculation for goodwill will not be required unless the Company concludes, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not believe that adoption of this ASU will have a significant impact on our consolidated financial statements.

There were various other accounting standards and interpretations issued during 2010 and 2011 that we have not yet been required to adopt, none of which are expected to have a material impact on our financial position, results of operations or cash flows.

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

Interest Rate Risk. As of December 31, 2011, we had cash and cash equivalents totaling approximately $8.4 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $5.9 million were held in the U.S. Therefore, the U.S. amounts are insured in full through June 30, 2012 against bank failure under the Federal Deposit Insurance Corporation Temporary Liquidity Guarantee Program.

Our outstanding debts of $39.1 million and $5.0 million at December 31, 2011 related to indebtedness under our working capital facilities and Senior Secured Revolving Credit Facility, respectively, and contain floating interest rates. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase in our variable rate debt would result in an increase of approximately $450,000 in our annual pre-tax net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at December 31, 2011.

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

Foreign Exchange Risk. As of December 31, 2011, we have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. dollar, the Canadian dollar and the Pound Sterling. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently hedge our exposure to foreign currency exchange rate fluctuations given that the net difference between foreign currency denominated revenue and expenses is immaterial. In the future, however, we may hedge such exposure to foreign currency exchange rate fluctuations.

Item 8. Financial Statements and Supplementary Data

The financial statements set forth herein commence on page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

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

As of the end of the period covered by this report, December 31, 2011 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

The management of ExamWorks is responsible for establishing and maintaining adequate internal control over financial reporting, as such is defined in Rules 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. The Company’s internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation, and may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

ExamWorks’ management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, using the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment is to determine whether the Company’s internal control over financial reporting was effective as of December 31, 2011. ExamWorks’ management has concluded that, as of December 31, 2011, its internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles.

During 2011, the Company acquired MES Group, Inc., Premex Group, Ltd., MLS Group of Companies, Medicolegal Services, Inc., North York Rehabilitation Centre Inc., Capital Vocational Specialists Inc., Matrix Health Management Inc. and Bronshvag. Refer to Note 3 of the Notes to consolidated financial statements for additional information regarding these acquisitions. As permitted by related SEC Staff interpretive guidance for newly acquired businesses, the Company excluded these acquisitions from management’s annual assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. These acquisitions constituted 18% of total assets as of December 31, 2011 and 47% of revenues for the year then ended. These businesses will be included in future evaluations of the effectiveness of the Company’s internal controls and procedures when these systems have been implemented.

KPMG LLP, the Company’s Independent Registered Public Accounting Firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. The report is included in Item 15(a) under the heading Report of Independent Registered Public Accounting Firm.

(c)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal controls.

Item 9B. Other Information.

Third Amendment to Senior Secured Revolving Credit Facility

On February 27, 2012, the Company entered into a third amendment to its Senior Secured Revolving Credit Facility (the “Third Amendment”). The Third Amendment amended the Senior Secured Revolving Credit Facility as to the definitions of consolidated fixed charges and consolidated fixed charge coverage ratio and does not permit the consolidated fixed charge coverage ratio as of the end of any fiscal quarter to be less than (i) for a fiscal quarter ending during the period from December 31, 2011 to and including September 30, 2012, 1.75 to 1.00 and (ii) for a fiscal quarter ending thereafter, 2.00 to 1.00.

The foregoing summary of the Third Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of such Third Amendment, which is filed herewith as Exhibit 10.19.4 and incorporated herein by reference.

PART III

Pursuant to General Instruction G (3) of Form 10-K, the information called for by Part III Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions) and Item 14 (Principal Accountant Fees and Services), is incorporated herein by reference from the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)           The following documents are filed as part of this Report:

1. Financial Statements.

Description

ExamWorks Group, Inc. and Subsidiaries

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2010 and 2011	F-4

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2009, 2010 and 2011	F-5

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2010 and 2011	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2010 and 2011	F-7

Notes to Consolidated Financial Statements	F-8

2. Financial Statement Schedules.

The following Financial Statement Schedule for the Registrant is filed as part of this Report and should be read in conjunction with the Registrant’s Financial Statements:

Description

Schedule II – Valuation and Qualifying Accounts	55

(b)           Exhibits.

Exhibit Number	Title
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

2.3*
Agreement for the sale and purchase of the entire issued share capital of Premex Group Limited dated May 10, 2011, among ExamWorks Group, Inc., ExamWorks UK Ltd. and the shareholders of Premex Group Limited set forth therein (filed as Exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission on May 13, 2011 and incorporated by reference herein).

2.4*	Tax Deed dated May 10, 2011, relating to the sale and purchase of the entire issued share capital of Premex Group between ExamWorks UK Ltd. And Covenantors set forth therein (filed as Exhibit 2.2 to Form 8-K filed with the Securities and Exchange Commission on May 13, 2011 and incorporated by reference herein).
3.1	Amended and Restated Certificate of Incorporation of ExamWorks (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 11, 2011).
3.2	Amended and Restated Bylaws of ExamWorks (incorporated by reference to Exhibit 3.2 to Form 10-K filed March 11, 2011).
4.1
Form of Common Stock Certificate of ExamWorks (filed as Exhibit 4.1 to Amendment No. 3 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2010 and incorporated by reference herein).

4.2
Indenture dated July 19, 2011, by and among ExamWorks Group, Inc., the Guarantors party thereto, and U.S. Bank, National Association, as Trustee (including Form of 9% Note Due 2019) (filed as Exhibit 4.1 to Form 8-K filed with the Securities and Exchange Commission on July 22, 2011 and incorporated by reference herein).

4.3
Registration Rights Agreement dated July 19, 2011 by and among ExamWorks Group, Inc., the Guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Initial Purchasers (filed as Exhibit 4.2 to Form 8-K filed with the Securities and Exchange Commission on July 22, 2011 and incorporated by reference herein).

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

10.2.5++
First Amendment to ExamWorks Group, Inc. Amended and Restated 2008 Stock Incentive Plan (filed as Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on August 8, 2011 and incorporated by reference herein).

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

10.19.1
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

10.19.2
First Amendment and Consent Agreement dated as of May 6, 2011, by and among ExamWorks Group, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and Lenders party thereto, amending Credit Agreement dated as of October 10, 2010 (filed as Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on May 10, 2011 and incorporated by reference herein).

10.19.3
Second Amendment to Credit Agreement, dated as of July 7, 2011, by and among ExamWorks Group, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and Lenders party thereto (filed as Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on July 11, 2011 and incorporated by reference herein).

10.19.4	Third Amendment to Credit Agreement, dated as of February 27, 2012, by and among ExamWorks Group, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and Lenders party thereto.
10.20
Sales Finance Agreement - Recourse Confidential Invoice Discounting Facility (UK Debts) dated May 12, 2011 by and between Barclays Bank PLC and Premex Services Limited (filed as Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on May 17, 2011 and incorporated by reference herein).

10.21
Amendment Letter, dated May 12, 2011, by and between Barclays Bank PLC and Premex Services Limited (filed as Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on May 17, 2011 and incorporated by reference herein).

10.22
Amendment to Asset Purchase Agreement, dated October 3, 2011, by and among Direct IME Corp., ExamWorks Group, Inc., DAAL Financial (f.k.a. Direct IME), Direct IME Inc., Direct IME Occupational Therapy Services Inc., Eleanor Cumiskey and Greg Cumiskey (filed as Exhibit 10.3 to Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011 and incorporated by reference herein).

10.23
Amendment to Asset Purchase Agreement, dated October 3, 2011, by and among SOMA Medical Assessments Corp., ExamWorks Group, Inc., 1742366 Ontario Limited (f.k.a. SOMA Medical Assessments Inc.), 1495929 Ontario Inc. and Troy Cumiskey (filed as Exhibit 10.3 to Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011 and incorporated by reference herein).

10.24++
Separation and Release Agreement dated May 19, 2011 by and between ExamWorks Group, Inc. and Joshua W. Lemaire (filed as Exhibit 10.1 to Form 8-K filed on May 20, 2011 and incorporated by reference herein).

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
101**

*   Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Company agrees to furnish supplementary copies of any omitted schedules to the Securities and Exchange Commission upon request.
+   Confidential treatment was granted for certain portions which are omitted in the copy of the exhibit electronically filed with the SEC. The omitted information was filed separately with the SEC pursuant to our application for confidential treatment.
++ Denotes management contract or compensatory plan or arrangement.
** The Company has not included XBRL exhibits to this Form 10-K in accordance with SEC rules which provide a 30 day grace period with respect to a registrant's first filing containing detailed tagging. Within 30 days of the filing of this report, the Company will file an amendment on Form 10-K/A containing the XBRL exhibits including detailed tagging.

SCHEDULE II
EXAMWORKS GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Charged to Costs and Expenses	Deductions	Acquisitions	Ending Balance
Year ended December 31, 2009
Allowance for doubtful accounts	$301	$226	$(208)	$113	$432

Year ended December 31, 2010
Allowance for doubtful accounts	432	173	(109)	319	815

Year ended December 31, 2011
Allowance for doubtful accounts	$815	$2,297	$(450)	$—	$2,662

All financial statement schedules not listed are omitted because they are inapplicable or the requested information is shown in the financial statements of the Registrant or in the related notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2011 to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of February 2012.

EXAMWORKS GROUP, INC.

By:	/s/ J. Miguel Fernandez de Castro
J. Miguel Fernandez de Castro
Senior Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Perlman	Chairman of the Board and Director	February 29, 2012
Richard E. Perlman

/s/ James K. Price	Chief Executive Officer and	February 29, 2012
James K. Price	Director (Principal Executive Officer)

/s/ J. Miguel Fernandez de Castro	Chief Financial Officer and Senior Executive	February 29, 2012
J. Miguel Fernandez de Castro	Vice President (Principal Financial and
Accounting Officer)

/s/ Peter B. Bach	Director	February 29, 2012
Peter B. Bach

/s/ Peter M. Graham	Director	February 29, 2012
Peter M. Graham

/s/ J. Thomas Presby	Director	February 29, 2012
J. Thomas Presby

/s/ William A. Shutzer	Director	February 29, 2012
William A. Shutzer

/s/ David B. Zenoff	Director	February 29, 2012
David B. Zenoff

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ExamWorks Group, Inc.:

We have audited the accompanying consolidated balance sheets of ExamWorks Group, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule included in Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ExamWorks Group, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia
February 29, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ExamWorks Group, Inc.:

We have audited ExamWorks Group, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ExamWorks Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, ExamWorks Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A.(b) of ExamWorks Group Inc.’s Annual Report on Form 10-K, management has excluded all entities acquired in purchase business combinations during 2011, except National IME Centres Inc., from its assessment of internal control over financial reporting as of December 31, 2011. We have also excluded these entities acquired in purchase business combinations during 2011 from our audit of internal control over financial reporting. The total assets and revenues of these entities represented approximately 18% and 47%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ExamWorks Group, Inc. and subsidiaries as of December 31, 2010 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Atlanta, Georgia
February 29, 2012

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,

	2010	2011
Assets
Current assets:
Cash and cash equivalents	$33,624	$8,416
Accounts receivable, net	38,638	144,041
Other receivables	33	40
Prepaid expenses	2,175	4,487
Deferred tax assets	68	1,640
Other current assets	42	1,173
Total current assets	74,580	159,797

Property, equipment and leasehold improvements, net	4,870	8,918
Goodwill	90,582	300,260
Intangible assets, net	66,914	146,168
Deferred tax assets, noncurrent	7,669	—
Deferred financing costs, net	4,176	11,458
Other assets	271	438
Total assets	$249,062	$627,039

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$19,999	$42,642
Accrued expenses	9,414	28,410
Accrued interest expense	—	10,247
Deferred revenues	272	1,332
Current portion of subordinated unsecured notes payable	2,312	1,932
Current portion of contingent earnout obligation	2,478	91
Other current liabilities	3,105	5,459
Total current liabilities	37,580	90,113

Senior unsecured notes payable	—	250,000
Senior secured revolving credit facility and working capital facilities	4,998	44,063
Long-term subordinated unsecured notes payable, less current portion	2,546	717
Long-term contingent earnout obligation, less current portion	2,032	86
Deferred tax liability, noncurrent	—	2,159
Other long-term liabilities	1,666	1,977
Total liabilities	48,822	389,115
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 50,000,000 shares; no shares issued and outstanding at December 31, 2010 and 2011	—	—
Common stock, $0.0001 par value. Authorized 250,000,000 shares; issued and outstanding 32,216,104 and 34,090,618 shares at December 31, 2010 and 2011, respectively	3	3
Additional paid-in capital	211,861	268,162
Accumulated other comprehensive income (loss)	1,216	(1,429)
Accumulated deficit	(12,840)	(21,549)
Treasury stock, at cost – no shares and 805,613 shares outstanding at December 31, 2010 and 2011, respectively	—	(7,263)
Total stockholders’ equity	200,240	237,924
Total liabilities and stockholders’ equity	$249,062	$627,039

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	For the years ended December 31,

	2009	2010	2011

Revenues	$49,634	$163,511	$397,860
Costs and expenses:
Costs of revenues	32,026	103,606	262,242
Selling, general and administrative expenses	15,811	37,689	84,133
Depreciation and amortization	6,889	19,505	47,439
Total costs and expenses	54,726	160,800	393,814
Income (loss) from operations	(5,092)	2,711	4,046
Interest and other expenses, net:
Interest expense, net	1,807	8,178	15,480
Loss on early extinguishment of debt	461	3,169	621
Loss (gain) on interest rate swap	(343)	42	(328)
Realized foreign currency (gain) loss	—	(156)	688
Total interest and other expenses, net	1,925	11,233	16,461
Loss before income taxes	(7,017)	(8,522)	(12,415)
Income tax benefit	(2,613)	(2,484)	(4,082)
Net loss	$(4,404)	$(6,038)	$(8,333)

Per share data:
Net loss per share:
Basic and diluted	$(0.42)	$(0.33)	$(0.25)

Weighted average number of common shares outstanding:
Basic and diluted	10,479,155	18,500,859	33,975,658

Comprehensive Loss:
Net loss	$(4,404)	$(6,038)	$(8,333)
Foreign currency translation adjustments	—	1,216	(2,645)
Total comprehensive loss	$(4,404)	$(4,822)	$(10,978)

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

							Accumulated
	Series A convertible				Treasury	Additional	other		Total
	preferred stock		Common stock		stock	paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Amount	capital	income (loss)	deficit	equity
Balances at December 31, 2008	—	$—	10,023,160	$—	$—	$22,921	$—	$(2,398)	$20,523
Issuance of common stock, net of related costs, for cash	—	—	210,204	—	—	560	—	—	560
Issuance of common stock for acquisitions	—	—	2,123,578	—	—	3,503	—	—	3,503
Share-based compensation	—	—	—	—	—	218	—	—	218
Net loss	—	—	—	—	—	—	—	(4,404)	(4,404)
Balances at December 31, 2009	—	—	12,356,942	—	—	27,202	—	(6,802)	20,400
Issuance of preferred stock, net of related costs, for cash	4,975,180	33,000	—	—	—	(579)	—	—	32,421
Issuance of common stock in exchange for preferred stock	(4,975,180)	(33,000)	4,975,180	1	—	33,000	—	—	1
Issuance of common stock in public offering, net of issuance costs	—	—	9,290,114	1	—	133,694	—		133,695
Issuance of common stock, net of related costs, for cash and services	—	—	1,464,392	—	—	2,966	—	—	2,966
Issuance of common stock, net of related costs, for termination of agreement	—	—	739,506	—	—	1,434	—	—	1,434
Issuance of common stock, net of related costs, to settle earnout obligations	—	—	103,947	—	—	576	—	—	576
Issuance of common stock for acquisitions	—	—	3,035,851	1	—	10,075	—	—	10,076
Issuance of common stock for the exercise of options and warrants	—	—	199,699	—	—	703	—	—	703
Issuance of common stock for board services	—	—	50,473	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	1,816	—	—	1,816
Excess tax benefit on share-based compensation	—	—	—	—	—	974	—	—	974
Net loss	—	—	—	—	—	—	—	(6,038)	(6,038)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	1,216	—	1,216
Balances at December 31, 2010	—	—	32,216,104	3	—	211,861	1,216	(12,840)	200,240
Issuance of common stock for acquisitions	—	—	2,098,038	—	—	45,386	—	—	45,386
Issuance of common stock for the exercise of options and warrants	—	—	479,423	—	—	2,292	—	—	2,292
Issuance of common stock, from treasury for acquisitions	—	—	202,999	—	2,158	6	—	(376)	1,788
Issuance of common stock for services	—	—	44,908	—	—	—	—	—	—
Issuance of common stock, net of related costs, to settle earnout obligations	—	—	57,758	—	—	808	—	—	808
Share-based compensation	—	—	—	—	—	7,834	—	—	7,834
Net loss	—	—	—	—	—	—	—	(8,333)	(8,333)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	—	(2,645)	—	(2,645)
Stock repurchases under stock repurchase programs	—	—	(1,008,612)	—	(9,421)	—	—	—	(9,421)
Other	—	—	—	—	—	(25)	—	—	(25)
Balances at December 31, 2011	—	$—	34,090,618	$3	$(7,263)	$268,162	$(1,429)	$(21,549)	$237,924

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	For the years ended December 31,

	2009	2010	2011
Operating activities:
Net loss	$(4,404)	$(6,038)	$(8,333)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on interest rate swap	(343)	42	(328)
Depreciation and amortization	6,889	19,505	47,439
Amortization of deferred rent	71	(61)	(450)
Share-based compensation	218	1,816	7,834
Excess tax benefit related to share-based compensation	—	(974)	—
Provision for doubtful accounts	226	173	2,297
Amortization of deferred financing costs	132	872	1,941
Loss on early extinguishment of debt	461	3,169	621
Deferred income taxes	(2,723)	(5,406)	(6,364)
Other	10	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,100)	(2,098)	(9,047)
Prepaid expenses and other current assets	141	560	(1,801)
Accounts payable and accrued expenses	2,982	5,946	(1,907)
Accrued interest expense	59	—	10,240
Deferred revenue and customer deposits	(270)	(917)	(169)
Other liabilities	1,828	1,714	(2.430)
Net cash provided by operating activities	4,177	18,303	39,543
Investing activities:
Cash paid for acquisitions, net	(25,707)	(115,225)	(322,248)
Purchases of equipment and leasehold improvements	(1,559)	(1,730)	(6,856)
Working capital and other settlements for acquisitions	1,491	418	(6,710)
Net cash used in investing activities	(25,775)	(116,537)	(335,814)
Financing activities:
Borrowings under credit facilities	40,134	67,315	278,000
Borrowings under senior unsecured notes payable	—	—	250,000
Net borrowings under working capital facilities	—	4,997	35,621
Proceeds from the exercise of options and warrants	—	703	2,292
Excess tax benefit related to share-based compensation	—	974	—
Issuance of preferred stock, net	—	32,421	—
Issuance of common stock, net	560	136,660	—
Advances (repayments) from related party notes	3,500	(3,500)	—
Repayment of subordinated unsecured notes payable	(345)	(2,167)	(2,421)
Purchases of stock for treasury	—	—	(9,421)
Payment of deferred financing costs	(1,817)	(6,534)	(9,746)
Repayment under credit facilities	(20,138)	(100,550)	(273,000)
Other	—	—	(440)
Net cash provided by financing activities	21,894	130,319	270,885
Exchange rate impact on cash and cash equivalents	—	40	178
Net increase (decrease) in cash and cash equivalents	296	32,125	(25,208)
Cash and cash equivalents, beginning of year	1,203	1,499	33,624
Cash and cash equivalents, end of year	$1,499	$33,624	$8,416

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for acquisitions	$3,503	$10,075	$47,174
Issuance of subordinated unsecured notes payable for acquisitions	5,512	1,747	—
Issuance of deferred payments for acquisitions	389	—	—
Issuance of common stock to settle earnout obligations	—	576	808
Issuance of common stock for termination of agreement	—	1,434	—

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,332	$4,994	$5,447
Cash paid for income taxes	207	231	4,061

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2010 and 2011

 (1)          Nature of Operations and Basis of Presentation

ExamWorks Group, Inc. (‘ExamWorks” or the “Company”) is a leading provider of independent medical examinations (“IMEs”), peer and bill reviews and related services (“IME services” or the “IME industry”). ExamWorks, Inc. was incorporated as a Delaware corporation on April 27, 2007. In 2008, ExamWorks, Inc. acquired three companies operating in the independent medical examination (“IME”) industry. In 2009, ExamWorks, Inc. acquired 11 other IME companies, including a provider of software solutions to the IME industry. In 2010, ExamWorks, Inc. acquired 14 additional IME companies. In 2011, ExamWorks, Inc. acquired nine other IME companies.  As of December 31, 2011, ExamWorks, Inc. operates out of 45 service centers serving all 50 United States, Canada and the United Kingdom. In June 2010, ExamWorks, Inc. effected a corporate reorganization creating a holding company, ExamWorks Group, Inc., with ExamWorks, Inc. becoming a wholly-owned subsidiary of ExamWorks Group, Inc. In the fourth quarter of 2010, the Company completed an Initial Public Offering (“IPO”) of 9.3 million shares of common stock.

The consolidated financial statements include the accounts of ExamWorks, its wholly-owned subsidiaries and other entities controlled by ExamWorks. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current year’s presentation.

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

(b)            Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on certain assumptions which they believe are reasonable in the circumstances and actual results could differ from those estimates. The more significant estimates reflected in these consolidated financial statements include the valuation of equity issued prior to the Company’s IPO, purchase price allocations, useful lives of intangible assets, potential impairment of goodwill and intangible assets, the allowance for doubtful accounts and the valuation of share-based compensation and derivative instruments.

(c)           Foreign Currencies

Assets and liabilities recorded in foreign currencies are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to other comprehensive income and are reported net of the effect of income taxes on the consolidated financial statements. For the years ended December 31, 2010 and 2011, the income tax expense (benefit) related to foreign currency translation was $844,000 and ($960,000), respectively. For the year ended December 31, 2009, all of the Company’s assets and liabilities were denominated in U.S. dollars.

(d)           Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2010 and 2011.

(e)           Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts owed to the Company for services provided in the normal course of business and are reported net of allowance for doubtful accounts, which amounted to $815,000 and $2.7 million as of December 31, 2010 and 2011, respectively. Generally, no collateral is received from customers and additions to the allowance are based on ongoing credit evaluations of customers with general credit experience being within the range of management’s expectations. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2010 and 2011

(f)           Concentrations of Credit Risk

The Company routinely assesses the financial strength of its customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. For the year ended December 31, 2009, 11% of total revenues were associated with one customer. For the year ended December 31, 2010 and December 31, 2011, no individual customer accounted for more than 10% of revenues. At December 31, 2010 and 2011, there were no individual customers that accounted for greater than 10% of the accounts receivable balance.

As of December 31, 2011, the Company had cash and cash equivalents totaling approximately $8.4 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $5.9 million were held in the U.S. The U.S. amounts are insured in full against bank failure through June 30, 2012 under the Federal Deposit Insurance Corporation Temporary Liquidity Guarantee Program.

(g)           Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets and accelerated methods for income tax purposes. Leasehold improvements are amortized over the lesser of their expected useful life or the remaining lease term. Maintenance and repair costs are expensed as incurred.

(h)           Long-Lived Assets

In accordance with Impairment or Disposal of Long-Lived Assets, Subsections of Financial Accounting Standards Board (“FASB”) ASC Subtopic 360-10 (“ASC 360”), Property, Plant, and Equipment — Overall, long-lived assets, such as equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. At December 31, 2010 and 2011, no impairment was noted.

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

The Company performed its annual impairment review of goodwill in October of 2010 and 2011 and it was determined that the carrying amount of goodwill was not impaired and there have been no subsequent developments that would indicate impairment exists as of December 31, 2011. The goodwill impairment review will continue to be performed annually or more frequently if facts and circumstances warrant a review.

ASC 350 also requires that intangible assets with definite lives be amortized over their estimated useful lives. Currently, customer relationships, trade names, covenants not-to-compete and technology are amortized using the straight-line method over estimated useful lives.

(j)           Deferred Financing Costs

Deferred financing costs totaling $1.7 million were incurred in December 2009 in connection with the Company's previous credit facility with Fifth Third Bank ("Fifth Third Credit Facility") and were to be amortized to interest expense over the three-year term of the facility using the straight-line method, which approximates the effective interest method. In the first ten months of 2010, an additional $2.1 million of deferred financing costs were incurred as the Company expanded its borrowing availability under the Fifth Third Credit Facility. The Fifth Third Credit facility was repaid in November 2010 with proceeds generated from the IPO. In connection with this early retirement of debt, the Company recognized debt extinguishment costs of approximately $3.2 million in 2010 for the unamortized portion of the loan costs.  The debt extinguishment costs were recorded as other interest expense in accordance with ASC topic 470, Debt (“ASC 470”).

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2010 and 2011

In November 2010, the Company entered in to a new senior secured revolving credit facility with Bank of America N.A. (“Senior Secured Revolving Credit Facility”) (see Note 10) and has incurred deferred financing costs of $7.4 million, $4.4 million of which were incurred in 2010 and $3.0 million of which were incurred in the year ended December 31, 2011.  In July 2011, the Company reduced the aggregate revolving commitments under the Senior Secured Revolving Credit Facility by $37.5 million for a maximum commitment of $262.5 million.  In conjunction with this reduction, the Company recognized debt extinguishment costs of approximately $621,000 in July 2011 for the unamortized portion of the loan costs which were recorded as other interest expense.  Additionally, in July 2011, the Company closed a private offering of $250.0 million in aggregate principal amount of 9.0% senior notes due 2019 (“Senior Unsecured Notes”), and incurred deferred financing costs of $6.7 million associated therewith.

The deferred financing costs associated with the Senior Secured Revolving Credit Facility and the Senior Unsecured Notes will be amortized to interest expense over the five-year term of the facility, as amended, and the eight-year term of the notes, respectively, using the straight-line method which approximates the effective interest method.

For the years ended December 31, 2009, 2010 and 2011, the Company amortized $132,000, $872,000 and $1.9 million to interest expense, respectively.

(k)           Deferred Rents

The Company entered into various leases for offices that have certain escalation clauses or other features which require rental expense to be recognized on a straight-line basis over the life of the lease. At December 31, 2010 and 2011, the deferred rent balance was $681,000 and $1.5 million, respectively, and is included in other current and long-term liabilities in the accompanying Consolidated Balance Sheets.

(l)           Revenue Recognition

Revenue related to IMEs, peer reviews, bill reviews and administrative support services is recognized at the time services have been performed and the report is shipped to the end user. The Company believes that recognizing revenue at the time the report is shipped is appropriate because the Company’s revenue policies meet the following four criteria in accordance with ASC 605-10-S25, Revenue Recognition: Overall, (i) persuasive evidence that arrangement exists, (ii) shipment has occurred, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured. The Company reports revenues net of any sales, use and value added taxes.

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

Certain agreements with customers in the U.K. include provisions whereby collection of the amounts billed are contingent on the favorable outcome of the claim.  The Company has deemed these provisions to preclude revenue recognition at the time of sale, as collectability is not reasonably assured and the sales are contingent, and is deferring these revenues, net of estimated costs, until the case has been settled and the contingency has been resolved.  There was no deferral related to contingent revenues as of December 31, 2010.  For the year ended December 31, 2011, the Company had deferred $2.6 million in contingent revenues and $1.6 million in costs associated with the contingent revenues.

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

(o)           Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred and amounted to $448,000, $1.2 million and $2.2 million for the years ended December 31, 2009, 2010 and 2011, respectively, and are included in SGA expenses in the accompanying Consolidated Statements of Operations.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2010 and 2011

(p)           Accounting for Leases

The Company leases office space under operating lease agreements with original lease periods of up to 10 years. Certain of the lease agreements contain renewal and rent escalation provisions. Rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the lease property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term. Landlord allowances for improvements to leaseholds are included in property and equipment and offset by a corresponding deferred rent credit. The Company amortizes the leasehold improvements over the shorter of the life of the improvements or the life of the lease. The deferred rent credit is included in other liabilities (current and long term) in the accompanying Consolidated Balance Sheets and will be amortized as a reduction of rent expense over the term of the applicable lease.

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

For the year ended December 31, 2009, the potentially dilutive securities include options exercisable into 1.3 million shares of common stock and 219,000 shares of common stock issuable to settle the equity component of an earnout obligation. For the year ended December 31, 2010, the potentially dilutive securities include options and warrants exercisable into 5.5 million shares of common stock, 113,000 shares of common stock issuable to settle the equity component of an earnout obligation, and 135,000 shares of common stock issuable, at the holder’s option, to settle a subordinated unsecured note. For the year ended December 31, 2011, the potentially dilutive securities include options and warrants exercisable into 7.8 million shares of common stock and 68,000 shares of common stock issuable, at the holder’s option, to settle a subordinated unsecured note.

For the years ended December 31, 2009, 2010 and 2011, all of the potentially dilutive securities were excluded from the calculation of shares applicable to loss per share, because their inclusion would have been anti-dilutive.

(s)           Share-Based Compensation

The Company has an Amended and Restated 2008 Stock Incentive Plan, as amended, (the “Plan”) that provides for granting of stock options. The Company accounts for share-based awards in accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires measurement of compensation cost for all share-based awards at fair value on the grant date (or measurement date if different) and recognition of compensation expense, net of forfeitures, over the requisite service period for awards expected to vest.

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

The Company’s expected volatility assumptions are based on the Company’s peer group average implied volatility for 2009 and 2010 and are based upon the Company’s peer group median implied volatility for 2011. Expected life assumptions for 2009 and the first three quarters of 2010 are based upon the average of the “simplified” method as described in Securities and Exchange Commission Staff Accounting Bulletin No. 107, which is the midpoint between the vesting date and the end of the contractual term, and the contractual term of the option, in accordance with ASC 718, which states that if no amount within the range is more or less likely than any other amount, an average of the range (its expected value) should be used for those options issued significantly out-of-the-money, or the “simplified” method for those options issued in the fourth quarter of 2010 and the full year of 2011 which were determined to be issued approximately at-the-money. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2010 and 2011

The assumptions utilized for stock option grants during 2009, 2010 and 2011 were as follows:

	2009	2010	2011
Volatility	45.06 – 47.87%	40.08 – 44.31%	35.79 – 44.46%
Expected life (years)	8.00	6.50 – 8.00	6.00
Risk-free interest rate	2.64 – 3.30%	1.62 – 3.53%	1.21 – 2.54%
Dividend yield	—	—	—
Fair value	$0.66 – 1.02	$0.63 – 4.32	$3.39 – 9.28

In 2009 and 2010, the Company issued 772,239 and 4,172,687 stock option awards, respectively, to employees and non-employee directors. The weighted average fair value of each stock option was $0.79 and $2.06 per option, respectively, and the aggregate fair value was $614,000 and $8.6 million, respectively. The majority of these awards vest over a three-year period, with the remaining awards vesting 50% over the earlier of 18 months or the IPO, a period of 7 months, and 50% over a 12 month period following the IPO, provided the individual remains in the employment of the Company as of the vesting date. Additionally, all these options could vest earlier in the event of a change in control or merger or other acquisition and 1,810,166 of these options could vest earlier in the event of an IPO. In the fourth quarter of 2010, in conjunction with the completed IPO, the Company accelerated the vesting on all eligible outstanding stock options and recorded an additional $694,000 in share-based compensation expense related to the change in vesting term. Share-based compensation expense was $218,000 and $1.7 million for the years ended December 31, 2009 and 2010, respectively, all of which was recorded in selling, general and administrative (“SGA”) expenses.

In 2011, the Company issued 3,173,900 stock option awards to employees and non-employee directors. The weighted average fair value of each stock option was $7.69 per option and the aggregate fair value was $24.4 million. All of these awards vest over a three-year period. Additionally, all these options could vest earlier in the event of a change in control or merger or other acquisition. Share-based compensation expense related to the awards was $7.4 million for the year ended December 31, 2011, of which $2.0 million was included in costs of revenues and $5.4 million was recorded in SGA expenses.

At December 31, 2010 and 2011, the unrecognized compensation expense related to stock option grants was $7.3 million and $22.9 million, respectively, with a remaining weighted average life of 2.1 and 1.7 years, respectively.

A summary of option activity for the years ended December 31, 2009, 2010 and 2011 follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding at December 31, 2008	817,116	$2.80
Options granted	772,239	3.20
Options forfeited	(265,573)	2.89
Options exercised	—	—
Outstanding at December 31, 2009	1,323,782	$3.02
Options granted	4,172,687	8.45
Options forfeited	(242,633)	6.88
Options exercised	(195,311)	3.50
Outstanding at December 31, 2010	5,058,525	$7.29
Options granted	3,173,900	19.64
Options forfeited	(402,220)	12.22
Options exercised	(458,901)	5.00
Outstanding at December 31, 2011	7,371,304	$12.48	8.66 years	$12,725,000

Exercisable at December 31, 2011	2,281,246	$6.06	7.83 years	$8,745,000
Expected to vest after December 31, 2011	4,682,853	$15.36	9.04 years	$3,669,000

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2010 and 2011

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable. Options expected to vest are unvested shares net of expected forfeitures. The total intrinsic value of stock options exercised was approximately $2.4 million and $7.4 million during the years ended December 31, 2010 and 2011, respectively. There were no option exercises in 2009. There were 234,845 options exercisable as of December 31, 2009 with a weighted average exercise price of $2.81 and 1,795,615 options exercisable as of December 31, 2010 with a weighted average exercise price of $4.19.

During the years ended December 31, 2010 and 2011, the Company issued 50,473 and 31,200 shares of restricted stock, respectively to certain non-employee members of the Board of Directors as compensation for services provided during the year. These shares of restricted stock had a weighted average fair value of $3.75 and $13.62 per share, respectively, and the aggregate fair value was $189,000 and $425,000, respectively. The fair value of these awards was based upon an estimate of fair value or the market price of the underlying common stock as of the date of the grant for those issued following the IPO. The restriction on these shares expires after a one-year period provided the individual remains in the service of the Company as of that date. Additionally, the restriction on these shares could expire earlier in the event of a change in control or merger or other acquisition. For the years ended December 31, 2010 and 2011, share-based compensation expense related to these awards was $88,000 and $279,000, respectively. At December 31, 2010 and 2011, the unrecognized compensation expense related to shares of restricted stock is $102,000 and $248,000, respectively, with a remaining weighted average life of 0.6 years.

During the year ended December 31, 2010, the Company issued 24,934 restricted stock units to certain employees and outside consultants. These restricted stock units had a weighted average fair value of $14.04 per unit and the aggregate fair value was $350,000. The fair value of these awards was based upon an estimate of fair value or the market price of the underlying common stock as of the date of the grant for those issued following the IPO. These awards vest over a two- or three-year period provided the individual remains in the service of the Company as of the vesting date. Additionally, these restricted stock units could vest earlier in the event of a change in control or merger or other acquisition. Of these restricted stock units, none were vested as of December 31, 2010 and 13,708 shares have been issued for vested units as of December 31, 2011, and the remaining shares will be issued at the date of vesting. For the years ended December 31, 2010 and 2011, share-based compensation expense related to these awards was $61,000 and $177,000, respectively. At December 31, 2010 and 2011, the unrecognized compensation expense related to restricted stock units is $289,000 and $112,000, respectively, with a remaining weighted average life of 1.7 and 0.7 years, respectively.

On January 4, 2012, the Company issued approximately 2.2 million stock option awards to certain employees in conjunction with a 2012 incentive compensation plan. The weighted average fair value of each stock option was $4.23 per option and the aggregate fair value was $9.3 million. All of these awards vest over a three-year period and could vest earlier in the event of a change in control or merger or other acquisition. Share-based compensation expense related to these awards will be recorded over the three year vesting period.

 (t)           Fair Value Measurements

In September 2006, the FASB issued authoritative guidance codified as ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosure about fair value measurements. ASC 820 is effective for interim reporting periods in fiscal years beginning after November 15, 2007. The Company adopted the applicable provisions of ASC 820 effective January 1, 2008.

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
December 31, 2009, 2010 and 2011

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

The Company’s financial liabilities, which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy at December 31, 2010 and 2011, and are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2010:
Financial liabilities:
Interest rate swap	$—	$654	$—	$654
Contingent consideration	—	—	6,202	6,202

As of December 31, 2011:
Financial liabilities:
Interest rate swap	$—	$326	$—	$326
Contingent consideration	—	—	1,621	1,621

The fair value of the interest rate swap is determined using observable market inputs, such as current interest rates, and considers nonperformance risk of the Company and that of its counterparties.

The contingent consideration relates to earnout provisions recorded in conjunction with certain acquisitions completed in 2009 and 2010 (see Note 3). Of the total decrease in fair value of the contingent consideration of $4.6 million in 2011, $506,000 was settled as cash consideration to satisfy installments related to 2009 and 2010 acquisitions, 58,000 shares of our common stock were issued with a fair value of $808,000 to settle an earnout related to a 2009 acquisition, approximately $222,000 was recorded in SGA expenses, and approximately $1.2 million was recorded in interest and other expenses, net in the Consolidated Statements of Operations due to changes  in the fair value of the contingent consideration.  Additionally, in the third quarter of 2011, we and the sellers of certain Canadian subsidiaries agreed to terminate the clawback and earnout provisions in the acquisition agreements.  As a result, we recorded a reduction to contingent consideration of $1.9 million in the third quarter of 2011.  This reduction is included in SGA expenses in the Consolidated Statements of Operations.

In February 2007, the FASB issued authoritative guidance codified as ASC 825, which permits entities to choose to measure many financial instruments and certain other items at fair value. This provision of ASC 825 is effective for fiscal years beginning after November 15, 2007. As the Company did not elect the fair value option, the adoption of this provision of ASC 825 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows for the years ended December 31, 2009, 2010 and 2011.

(u)           Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are recorded as a component of stockholders’ equity but are excluded from net loss. The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments from those business units not using the U.S. dollar as their functional currency.

(v)           Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2006, the FASB issued authoritative guidance codified as ASC Topic 740, Income Taxes (“ASC 740”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. ASC 740 deferred adoption for most nonpublic enterprises to annual periods beginning after December 15, 2008. The Company, pursuant to ASC 740, elected to defer its application until its required effective date of January 1, 2009. The Company’s policy for evaluating uncertain tax positions prior to the adoption of ASC 740 has been to provide for income taxes based on positions taken on the Company’s tax return with reserves established for uncertain positions based on the guidance established by ASC Topic 450, Contingencies. The Company adopted the provisions of ASC 740 effective January 1, 2009 and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows for the years ended December 31, 2009, 2010 and 2011.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2010 and 2011

In December 2007, the FASB issued authoritative guidance codified as ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 changes accounting for business combinations through a requirement to recognize 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity. Other requirements include capitalization of acquired in-process research and development assets, expensing, as incurred, acquisition-related transaction costs and capitalizing restructuring charges as part of the acquisition only if requirements of ASC 420, Exit or Disposal Cost Obligations, are met. ASC 805 is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted ASC 805 effective January 1, 2009 and applied the principles contained in this standard to all acquisitions that were completed after this date. The Company’s consolidated financial position, results of operations and cash flows for the years ended December 31, 2009, 2010 and 2011reflect the adoption of ASC 805.

In March 2008, the FASB issued authoritative guidance codified as ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, results of operations, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted ASC 815 effective January 1, 2009 and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows for the years ended December 31, 2009, 2010 and 2011.

In April 2008, the FASB issued authoritative guidance codified as ASC 350 which is effective for all fiscal years and interim periods beginning after December 15, 2008. Early adoption of the provisions of ASC 350 is not permitted. ASC 350 requires additional footnote disclosures about the impact of the Company’s ability or intent to renew or extend agreements related to existing intangibles or expected future cash flows from those intangibles, how the Company accounts for costs incurred to renew or extend such agreements, the time until the next renewal or extension period by asset class, and the amount of renewal or extension costs capitalized, if any. For any intangibles acquired after January 1, 2009, ASC 350 requires that the Company consider its experience regarding renewal and extensions of similar arrangements in determining the useful life. If the Company does not have experience with similar arrangements, ASC 350 requires that the Company use the assumptions of a market participant putting the intangible to its highest and best use in determining the useful life. The Company adopted the provisions of ASC 350 effective January 1, 2009 and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows for the years ended December 31, 2009, 2010 and 2011.

In May 2009, the FASB issued authoritative guidance codified as ASC Topic 855, Subsequent Events (“ASC 855”). ASC 855 requires that an entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. ASC 855 defines two types of subsequent events: “recognized subsequent events” and “nonrecognized subsequent events.” Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements. Nonrecognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. The Company adopted the provisions of ASC 855 during the year ended December 31, 2009. The adoption of the provisions of ASC 855 did not have a material effect on the Company’s consolidated financial condition, results of operations and cash flows for the years ended December 31, 2009, 2010 and 2011.

In June 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Principles: a Brief History (“ASC 105”). ASC 105 will supersede existing non-SEC accounting and reporting standards. The codification will not change GAAP but will rather organize it into a new hierarchy with two levels: authoritative and nonauthoritative. All authoritative GAAP will carry equal weight and be organized in a topical structure. ASC 105 is effective for interim and annual reporting periods ending after September 15, 2009. The Company adopted the provisions of ASC 105 for the years ended December 31, 2009, 2010 and 2011. The adoption of the provisions of ASC 105 did not have a material effect on the Company’s consolidated financial condition, results of operations and cash flows.

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
December 31, 2009, 2010 and 2011

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

In June and December 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”) and ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASC 220, Comprehensive Income), respectively. These update amend ASC Topic 220, “Comprehensive Income” to provide that total comprehensive income will be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders' equity or the footnotes will no longer be allowed. The calculation of net income and basic and diluted net income per share will not be affected. These ASUs are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011.  Retrospective adoption is required and early adoption is permitted. The Company plans to adopt these provisions in the first quarter of 2012 and does not believe that adoption of ASU 2011-05 will have a significant impact on its financial position, results of operations or cash flows.

In September 2011, FASB issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. The fair value calculation for goodwill will not be required unless the Company concludes, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2010 and 2011

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

CFO Medical Services Acquisition

On July 14, 2008, CFO Medical Services, Inc. (“CFO”) merged into a wholly-owned subsidiary of ExamWorks for $13.6 million, comprised of $7.1 million cash consideration including transaction costs of $220,000 less cash acquired of $335,000, and 2,351,004 shares of the Company’s common stock with an estimated fair value of $6.6 million. The CFO acquisition enabled the Company to commence its operations in New Jersey.

Crossland Medical Review Services Acquisition

On July 14, 2008, ExamWorks acquired 100% of the outstanding common stock of Crossland Medical Review Services, Inc. (“Crossland”) for $6.2 million, comprised of $5.7 million cash consideration including transaction costs of $98,000 less cash acquired of $557,000, and 356,211 shares of the Company’s common stock with an estimated fair value of $1.0 million. The Crossland acquisition enabled the Company to expand operations in New York.

Southwest Medical Examination Services Acquisitions

On July 14, 2008, ExamWorks acquired 100% of the outstanding common stock of Southwest Medical Examination Services, Inc., Diagnostic Imaging Institute, Inc., Pacific Billing Services, Inc. and Southwest Medical Exam Services of Louisiana, LLC (collectively known as the “Southwest Medical acquisition”) for $12.2 million, comprised of $9.1 million cash consideration including transactions costs of $171,000 less cash acquired of $260,000, and 1,146,625 shares of the Company’s common stock with an estimated fair value of $3.2 million. The Southwest Medical acquisition enabled the Company to expand operations in Texas.

(b)           2009 Acquisitions

Abeton Acquisition

On December 31, 2009, ExamWorks acquired, in two separate transactions, substantially all of the assets and assumed certain liabilities of Abeton, Inc. and Medical Assurance Group, Inc., both subsidiaries of The Abeton Group (collectively, the “Abeton acquisition”), for aggregate consideration of $9.6 million, comprised of $7.0 million cash consideration, $2.4 million in seller debt, and 153,996 shares of the Company’s common stock with an estimated fair value of $254,000. In conjunction with the Abeton acquisition, the Company incurred transaction costs of $343,000 which are reported in SGA expenses in the accompanying 2009 Consolidated Statement of Operations. The Abeton acquisition enabled the Company to expand its operations in the Pacific Northwest and Southwest regions.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2010 and 2011

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

In 2010, the Company recorded an adjustment to working capital resulting in a decrease to total consideration paid of $73,000. The goodwill and other intangible assets resulting from the Abeton acquisition are deductible for tax purposes.

Other 2009 Acquisitions

Additionally, in 2009, the Company completed the following individually insignificant acquisitions, as defined in SEC Regulation S-X Rule 3-05, with an aggregate purchase price of $26.2 million, comprised of $19.1 million cash consideration less cash acquired of $443,000, 1,613,998 shares of the Company’s common stock with an estimated fair value of $2.7 million, $2.0 million of seller debt in the form of subordinated unsecured notes payable, $389,000 of deferred payments, and $2.3 million of contingent consideration. In conjunction with the other 2009 acquisitions, the Company incurred transaction costs of $1.2 million, which are reported in SGA expenses in the accompanying 2009 Consolidated Statement of Operations. These acquisitions expanded the Company’s geographic coverage and, to a lesser extent, enhanced its portfolio of services.

Company name	Form of acquisition	Date of acquisition
The Ricwel Corporation	100% of the outstanding common stock	April 17, 2009
Ricwel of West Virginia, LLC	100% of the membership interest	April 17, 2009
Marquis Medical Administrators, Inc.	100% of the outstanding common stock	May 21, 2009
Florida Medical Services, Inc.	100% of the outstanding common stock	May 21, 2009
IME Software Solutions, LLC	100% of the membership interest	July 7, 2009
Benchmark Medical Consultants, Inc.	100% of the outstanding common stock	August 4, 2009
The Evaluation Group, Inc.	Substantially all of the assets and assumed certain liabilities	August 14, 2009
MedNet I.M.S. Inc.	Substantially all of the assets and assumed certain liabilities	December 31, 2009
Qualmed Evaluations, LLC	Substantially all of the assets and assumed certain liabilities	December 31, 2009
IME operations of Physicians’ Practice	Substantially all of the assets and assumed certain liabilities	December 31, 2009

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2010 and 2011

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

In 2010, the Company recorded an adjustment to working capital for one of the insignificant 2009 acquisitions resulting in an increase to total consideration paid of $100,000. Certain of these transactions contain earnout provisions based upon the achievement of certain revenue targets and profitability targets and payable annually over a two-year or a 4.75 year period. Based on estimates of expected cash payments and the probability of acquired businesses achieving certain results, the Company recorded $2.3 million of contingent consideration in conjunction with the preliminary purchase price allocation. The contingent consideration includes seller debt in the form of subordinated unsecured notes payable with an estimated fair value of $1.1 million, 355,584 shares of the Company’s common stock with an estimated fair value of $572,000, and deferred payments with an estimated fair value of $618,000. The seller debt and the shares of the Company’s stock are subject to clawback provisions in the event that certain revenue targets are not achieved over the earnout period. The deferred payments are payable annually over a two–year period, 50% payable in cash and 50% payable with the Company’s common stock. The fair value of the deferred payments are adjusted quarterly based primarily on the movement in the fair value of the Company’s common stock to be issued with the change being recorded as other (income) expense in the accompanying Consolidated Statements of Operations. For the years ended December 31, 2009 and 2010, the Company recorded additional contingent consideration of $300,000 and $2.3 million, respectively, resulting primarily from the change in the value of the earnout as other expense, and for the year ended December 31, 2011 the Company recorded a reduction to contingent consideration of $1.4 million, of which $1.2 million was recorded as other income and $221,000 was recorded in SGA expenses, in the accompanying Consolidated Statements of Operations. Goodwill of $5.2 million and other intangible assets of $9.9 million are deductible for tax purposes.

(c)           2010 Acquisitions

Metro Medical Acquisition

On March 26, 2010, ExamWorks acquired substantially all of the assets and assumed certain liabilities of Metro Medical Services, LLC (“Metro Medical”) for aggregate consideration of $13.5 million, comprised of $13.0 million cash consideration less cash acquired of $722,000 and 589,930 shares of the Company’s common stock with an estimated fair value of $1.3 million. In conjunction with the Metro Medical acquisition, the Company incurred transaction costs of $101,000 which are reported in SGA expenses in the accompanying 2010 Consolidated Statement of Operations. The Metro Medical acquisition enabled the Company to further expand its operations in the northeastern region of the United States.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2010 and 2011

The final allocation of consideration for the Metro Medical acquisition is summarized as follows (in thousands):

	Preliminary purchase price allocation December 31, 2010	Adjustments/ reclassifications	Final purchase price allocation December 31, 2011
Equipment and leasehold improvements	$186	$—	$186
Customer relationships	4,715	—	4,715
Tradename	1,458	—	1,458
Covenants not to compete	66	—	66
Technology	100	—	100
Goodwill	5,601	—	5,601
Deferred tax asset associated with step-up in book basis	680	—	680
Assets acquired and liabilities assumed, net	682	—	682
Totals	$13,488	$—	$13,488

In 2011, the Company finalized the purchase price allocation with no adjustments. The goodwill and other intangible assets resulting from the Metro Medical acquisition are deductible for tax purposes.

Direct IME Acquisition

On June 30, 2010, ExamWorks acquired substantially all of the assets and assumed certain liabilities of Direct IME, A Partnership (“Direct IME”), for aggregate consideration of $13.6 million, comprised of $11.9 million cash consideration less cash acquired of $50,000, 507,606 shares of the Company’s common stock with an estimated fair value of $1.4 million and $351,000 of contingent consideration. The acquisition agreement contains a clawback provision whereby certain revenue and profitability targets must be met for a period of two years. At the time of closing, the Company expected Direct IME to achieve the targeted levels. Additionally, the acquisition agreement contains contingent consideration in the form of an earnout provision based upon the achievement of certain revenue and profitability targets. Any contingent consideration is payable at the end of a two-year period. The fair value of the contingent consideration is adjusted quarterly based primarily on variations in the expected performance of the acquired businesses with the change being recorded as other (income) expense in the accompanying Consolidated Statements of Operations. For the year ended December 31, 2010, the Company recorded additional contingent consideration of $210,000 resulting primarily from the change in the value of the earnout as other expense in the accompanying Consolidated Statements of Operations.  In the third quarter of 2011, the Company and the sellers of Direct IME agreed to terminate the clawback and earnout provisions in the acquisition agreement.  As a result, the Company recorded a reduction to contingent consideration of approximately $600,000 in SGA expense in the accompanying Consolidated Statement of Operations. In conjunction with the Direct IME acquisition, the Company incurred transaction costs of $194,000 which are reported in SGA expenses in the accompanying 2010 Consolidated Statement of Operations. The Direct IME acquisition enabled the Company to expand operations into the Canadian market.

The final allocation of consideration for the Direct IME acquisition is summarized as follows (in thousands):

	Preliminary purchase price allocation December 31, 2010	Adjustments/ reclassifications	Final purchase price allocation December 31, 2011
Equipment and leasehold improvements	$34	$—	$34
Customer relationships	5,416	—	5,416
Tradename	720	—	720
Covenants not to compete	33	—	33
Technology	48	—	48
Goodwill	5,708	—	5,708
Deferred tax asset associated with step-up in book basis	815	—	815
Assets acquired and liabilities assumed, net	855	—	855
Totals	$13,629	$—	$13,629

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2010 and 2011

In 2011, the Company finalized the purchase price allocation with no adjustments. The goodwill and other intangible assets resulting from the Direct IME acquisition are deductible for tax purposes.

Verity Acquisition

On August 6, 2010, ExamWorks acquired substantially all of the assets and assumed certain liabilities of Verity Medical, Inc. (“Verity Medical”), for cash consideration of $14.0 million. In conjunction with the Verity Medical acquisition, the Company incurred transaction costs of $138,000 which are reported in SGA expenses in the accompanying 2010 Consolidated Statement of Operations. The Verity Medical acquisition enabled the Company to further expand its operations in the midwestern region of the United States.

The final allocation of consideration for the Verity Medical acquisition is summarized as follows (in thousands):

	Preliminary purchase price allocation December 31, 2010	Adjustments/ reclassifications	Final purchase price allocation December 31, 2011
Equipment and leasehold improvements	$46	$—	$46
Customer relationships	6,063	—	6,063
Tradename	1,036	—	1,036
Covenants not to compete	51	—	51
Technology	83	—	83
Goodwill	6,160	14	6,174
Deferred tax asset associated with step-up in book basis	12	8	20
Assets acquired and liabilities assumed, net	540	(22)	518
Totals	$13,991	$—	$13,991

In 2011, the Company finalized the purchase price allocation with limited adjustments. The goodwill and other intangible assets resulting from the Verity Medical acquisition are deductible for tax purposes.

UK Independent Medical Acquisition

On September 7, 2010, ExamWorks acquired 100% of the outstanding common stock of UK Independent Medical Systems (“UKIM”) for aggregate consideration of $16.0 million, comprised of $14.5 million cash consideration and 253,003 shares of the Company’s common stock with an estimated fair value of $1.5 million. In conjunction with the UKIM acquisition, the Company incurred transaction costs of $447,000 which are reported in SGA expenses in the accompanying 2010 Consolidated Statement of Operations. The UKIM acquisition enabled the Company to expand operations into the UK market.

The final allocation of consideration for the UKIM acquisition is summarized as follows (in thousands):

	Preliminary purchase price allocation December 31, 2010	Adjustments/ reclassifications	Final purchase price allocation December 31, 2011
Equipment and leasehold improvements	$152	$—	$152
Customer relationships	3,238	—	3,238
Tradename	1,704	—	1,704
Covenants not to compete	107	—	107
Technology	5	—	5
Goodwill	2,895	1,487	4,382
Deferred tax asset associated with step-up in book basis	1,163	826	1,989
Assets acquired and liabilities assumed, net	6,358	(1,940)	4,418
Totals	$15,622	$373	$15,995

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2010 and 2011

In 2011, the Company finalized the purchase price allocation and recorded an adjustment to working capital resulting in an increase to total consideration paid of $373,000. Other adjustments to the purchase price allocation in 2011 relate primarily to a decrease in fair value of acquired account receivable. The goodwill and other intangible assets resulting from the UKIM acquisition are deductible for U.S. federal income tax purposes.

Other 2010 Acquisitions

Additionally, in 2010, the Company completed the following individually insignificant acquisitions, as defined in SEC Regulation S-X Rule 3-05, with an aggregate purchase price of $70.2 million, comprised of $62.8 million cash consideration less cash acquired of $1.0 million, 1,685,312 shares of the Company’s common stock with an estimated fair value of $5.9 million, $1.7 million of seller debt in the form of subordinated unsecured notes payable, and $786,000 of contingent consideration. A portion of this debt may be settled, at the election of the seller, with 135,282 shares of the Company’s common stock. In conjunction with the other 2010 acquisitions, the Company incurred transaction costs of $1.2 million, which are reported in SGA expenses in the accompanying 2010 Consolidated Statement of Operations. These acquisitions expanded the geographic coverage and, to a lesser extent, enhanced the service offering of the Company.

Company name	Form of acquisition	Date of acquisition
American Medical Bill Review, Inc. (AMBR)	Substantially all of the assets and assumed certain liabilities	March 15, 2010
Medical Evaluations, Inc. (MEI)	Substantially all of the assets and assumed certain liabilities	March 15, 2010
401 Diagnostics, Inc.	Substantially all of the assets and assumed certain liabilities	June 30, 2010
Independent Medical Services Corporation	Substantially all of the assets and assumed certain liabilities	June 30, 2010
Network Medical Review Co. Ltd.	100% of the outstanding common stock	June 30, 2010
SOMA Medical Assessments, Inc.	Substantially all of the assets and assumed certain liabilities	June 30, 2010
Exigere Corporation	100% of the outstanding common stock	August 6, 2010
Health Cost Management, LLC	Substantially all of the assets and assumed certain liabilities	September 1, 2010
BME Gateway, Inc.	Substantially all of the assets and assumed certain liabilities	October 1, 2010
Royal Medical Consultants, Inc.	Substantially all of the assets and assumed certain liabilities	December 20, 2010

The final allocation of consideration for these acquisitions is summarized as follows (in thousands):

	Preliminary purchase price allocation December 31, 2010	Adjustments/ reclassifications	Final purchase price allocation December 31, 2011
Equipment and leasehold improvements	$792	$—	$792
Customer relationships	24,814	—	24,814
Tradename	5,984	—	5,984
Covenants not to compete	242	—	242
Technology	1,219	—	1,219
Goodwill	37,513	298	37,811
Net deferred tax liability associated with step-up in book basis	(2,540)	212	(2,328)
Assets acquired and liabilities assumed, net	2,294	(598)	1,696
Totals	$70,318	$(88)	$70,230

In 2011, the Company recorded adjustments to working capital resulting in a decrease to total consideration paid of $88,000. The SOMA Medical Assessments Inc. (“SOMA”) acquisition agreement contains a clawback provision whereby certain revenue and profitability targets must be met for a period of two years. At the time of closing, the Company expected SOMA to achieve the targeted levels. Additionally, the SOMA agreement contains contingent consideration in the form of an earnout provision based upon the achievement of certain revenue and profitability targets. At the date of the SOMA acquisition, the Company recorded $536,000 as the estimate of the fair value of the contingent consideration related to this acquisition. Any contingent consideration is payable at the end of a two-year period. The fair value of the contingent consideration is adjusted quarterly based primarily on variations in the expected performance of the acquired businesses with the change being recorded as other (income) expense in the accompanying Consolidated Statements of Operations. For the year ended December 31, 2010, the Company recorded additional contingent consideration of $714,000 resulting primarily from the change in the value of the earnout as other expense in the accompanying Consolidated Statements of Operations.  In the third quarter of 2011, the Company and the sellers of SOMA agreed to terminate the clawback and earnout provisions in the acquisition agreement.  As a result, the Company recorded a reduction to contingent consideration of approximately $1.3 million in SGA expense in the accompanying Consolidated Statement of Operations. Goodwill of $24.0 million and other intangible assets of $21.7 million are deductible for tax purposes.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2010 and 2011

(d)           2011 Acquisitions

MES Group Acquisition

On February 28, 2011, the Company completed the acquisition of 100% of the outstanding stock of MES Group, Inc. (“MES”) for aggregate consideration of $215.0 million, comprised of $175.0 million cash consideration, 1,424,501 shares of Company common stock with a fair value of approximately $30.0 million  (using a value of  $21.07 per share, the closing price of the Company’s common stock on February 28, 2011), and $10.0 million of assumed indebtedness under MES’ credit facility, which was paid off at closing. In conjunction with the MES acquisition, the Company incurred transaction costs of $2.0 million, of which $1.5 million and $535,000 were incurred in the years ended December 31, 2010 and 2011, respectively, and are reported in SGA expenses in the Company’s accompanying Consolidated Statements of Operations. The MES acquisition broadens the Company’s product portfolio, customer base and increases the Company’s market share in the U.S.

The preliminary allocation of consideration for the MES acquisition is summarized as follows (in thousands):

Preliminary purchase price allocation December 31, 2011
Building, equipment and leasehold improvements	$1,800
Customer relationships	38,190
Tradename	17,426
Covenants not to compete	511
Technology	762
Goodwill	159,988
Net deferred tax liability associated with step-up in book basis	(18,244)
Assets acquired and liabilities assumed, net	14,581
Totals	$215,014

The goodwill and other intangible assets resulting from the MES acquisition are not expected to be deductible for tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values, principally as it relates to the valuation of acquired accounts receivable and income tax matters. Thus, the provisional measurements of fair value set forth above are subject to change.  As the adjustments to the preliminary purchase price allocation are not deemed material to the consolidated financial statements, the Company has not reflected the adjustments retroactively as of the acquisition date.  The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.  The MES acquisition contributed $120.3 million in revenues and $9.3 million in operating income for the year ended December 31, 2011.

Premex Group Acquisition

On May 10, 2011, the Company completed the acquisition of 100% of the outstanding share capital of Premex Group Limited (“Premex”) for aggregate consideration of $108.4 million, comprised of $66.5 million cash consideration, 661,610 shares of Company common stock with a fair value of approximately $15.1 million (using a value of $22.85 per share, the closing price of the Company’s common stock on May 10, 2011) and $26.8 million of assumed indebtedness under Premex’s receivables facility, which was paid off at closing. In conjunction with the Premex acquisition, the Company incurred transaction costs of $646,000 during the year ended December 31, 2011 and are reported in SGA expenses in the Company’s accompanying Consolidated Statements of Operations. The Premex acquisition increases the Company’s market share in the U.K. and broadens the Company’s product portfolio and customer base in the U.K.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2010 and 2011

The preliminary allocation of consideration for the Premex acquisition is summarized as follows (in thousands):

Preliminary purchase price allocation December 31, 2011
Equipment and leasehold improvements	$650
Customer relationships	32,886
Tradename	10,602
Covenants not to compete	109
Technology	2,356
Goodwill	28,131
Deferred tax asset associated with step-up in book basis	603
Assets acquired and liabilities assumed, net	33,019
Totals	$108,356

The goodwill and other intangible assets resulting from the Premex acquisition are expected to be deductible for tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values, principally as it relates to the valuation of acquired accounts receivables and income tax matters. Thus, the provisional measurements of fair value set forth above are subject to change.  As the adjustments to the preliminary purchase price allocation are not deemed material to the consolidated financial statements, the Company has not reflected the adjustments retroactively as of the acquisition date. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.  The Premex acquisition contributed $59.2 million in revenues and $2.6 million in operating income for the year ended December 31, 2011.

Other 2011 Acquisitions

Additionally, in 2011, the Company completed the following individually insignificant acquisitions, as defined in SEC Regulation S-X Rule 3-05, with an aggregate purchase price of $46.1 million, comprised of $44.6 million cash consideration less cash acquired of $564,000, and 214,926 shares of the Company’s common stock with an estimated fair value of $2.0 million. In conjunction with the other 2011 acquisitions, the Company incurred transaction costs of $604,000, of which $42,000 and $562,000 were incurred in the years ended December 31, 2010 and 2011, respectively, and are reported in SGA expenses in the Company’s Consolidated Statements of Operations. These acquisitions expanded the geographic coverage and, to a lesser extent, enhanced the service offering of the Company.

Company name	Form of acquisition	Date of acquisition
National IME Centres Inc.	100% of the outstanding common stock	February 18, 2011
MLS Group of Companies, Inc.	100% of the outstanding common stock	September 28, 2011
Medicolegal Services, Inc.	Substantially all of the assets and assumed certain liabilities	September 28, 2011
North York Rehabilitation Centre Inc.	Substantially all of the assets and assumed certain liabilities	October 3, 2011
Capital Vocational Specialists Inc.	Substantially all of the assets and assumed certain liabilities	October 3, 2011
Matrix Health Management Inc.	Substantially all of the assets and assumed certain liabilities	October 24, 2011
Bronshvag	Substantially all of the assets and assumed certain liabilities	October 27, 2011

The preliminary allocation of consideration for these acquisitions is summarized as follows (in thousands):

Preliminary purchase price allocation December 31, 2011
Equipment and leasehold improvements	$213
Customer relationships	18,577
Tradename	2,989
Covenants not to compete	197
Technology	334
Goodwill	21,500
Net deferred tax liability associated with step-up in book basis	(356)
Assets acquired and liabilities assumed, net	2,598
Totals	$46,052

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2010 and 2011

Goodwill of $19.9 million and other intangible assets of $20.1 million are expected to be deductible for tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change.  Such changes are not expected to be significant.  The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.  The other 2011 acquisitions contributed $10.6 million in revenues and $270,000 in operating income for the year ended December 31, 2011.

(e)           Pro forma Financial Information

The following unaudited pro forma results of operations for the years ended December 31, 2010 and 2011 assumes that the 2010 and 2011 acquisitions were completed on January 1, 2010.

For the years ended December 31, 2010 and 2011, the pro forma results include adjustments to reflect additional interest expense of $18.4 million and $6.0 million, respectively, associated with the funding of the acquisitions assuming that acquisition related debt was incurred on January 1, 2010.  In addition, incremental depreciation and amortization expense was recorded as if the acquisitions had occurred on January 1, 2010 and amounted to $33.4 million and $10.0 million for the years ended December 31, 2010 and 2011, respectively.  Finally, adjustments of $28.8 million and $12.4 million were made to SGA expenses for the years ended December 31, 2010 and 2011, respectively, principally related to certain salary and other personal  expenses attributable to the previous owners of the acquired businesses.  These adjustments represent contractual reductions and are considered to be non-recurring and are not expected to have a continuing impact on the operations of the Company.

	Years ended December 31,
	2010	2011
Pro forma revenues	$485,739	$483,203
Pro forma net loss	(3,192)	(6,594)

Pro forma net loss per share:
Basic and diluted	$(0.14)	$(0.19)

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective as of January 1 of the respective years or of future operations of the Company.

(4)           Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements at December 31, 2010 and 2011, consist of the following (in thousands):

	Estimated	December 31,
	useful
	lives	2010	2011
Building	15 years	$—	$600
Computer and office equipment	3 years	5,738	10,742
Furniture and fixtures	3 – 5 years	1,379	1,682
Leasehold improvements	Lease term	295	627
		7,412	13,651
Less accumulated depreciation		2,542	4,733
Total		$4,870	$8,918

Depreciation expense was $656,000, $1.7 million and $4.0 million for the years ended December 31, 2009, 2010 and 2011, respectively.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2010 and 2011

(5)           Goodwill and Intangible Assets

Goodwill at December 31, 2010 and 2011 consists of the following (in thousands):

	December 31,
	2010	2011
Balance at beginning of year	$32,395	$90,582
Goodwill acquired during the year	57,877	209,619
Adjustments to prior year acquisitions	(303)	1,799
Effect of foreign currency translation	613	(1,740)
Balance at end of year	$90,582	$300,260

Intangible assets at December 31, 2010 and 2011, consist of the following (in thousands):

		December 31, 2010
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	40 to 42 months	$70,163	$(19,130)	$51,033
Tradenames	45 months	17,883	(4,606)	13,277
Covenants not to compete	36 months	1,729	(841)	888
Technology	24 to 40 months	3,427	(1,711)	1,716
Totals		$93,202	$(26,288)	$66,914

		December 31, 2011
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	40 to 60 months	$157,826	$(50,438)	$107,388
Tradenames	45 to 84 months	48,046	(13,277)	34,769
Covenants not to compete	36 months	2,784	(1,587)	1,197
Technology	24 to 40 months	6,750	(3,936)	2,814
Totals		$215,406	$(69,238)	$146,168

The aggregate intangible amortization expense was $6.2 million, $17.8 million and $43.4 million for the years ended December 31, 2009, 2010 and 2011, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Amount
Years ended December 31:
2012	$49,008
2013	42,853
2014	26,943
2015	18,399
2016	6,092
Thereafter	2,873
Total	$146,168

(6)           Accrued Expenses

Accrued expenses at December 31, 2010 and 2011 consist of the following (in thousands):

	December 31,
	2010	2011
Accrued compensation and benefits	$1,647	$3,323
Accrued professional fees	1,775	4,112
Accrued income and other taxes	2,235	1,546
Accrued medical panel fees	284	1,880
Accrued value added tax	2,829	15,812
Other accrued expenses	644	1,737
Total	$9,414	$28,410

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2010 and 2011

(7)           Stockholders’ Equity

During the year ended December 31, 2011, the Company issued approximately 2.1 million shares of common stock, with a fair value of $45.4 million, to fund the stock consideration of certain acquisitions completed through June 30, 2011.  Additionally, in October 2011, the Company reissued, from treasury, approximately 203,000 shares of common stock, with a fair value of $1.8 million, to fund the stock consideration of certain acquisitions completed in October 2011.

During the year ended December 31, 2011, the Company issued approximately 458,000 shares of common stock to settle stock options exercised during the year.

During the year ended December 31, 2011, the Company issued approximately 21,000 shares of common stock to settle warrants exercised during the period.

During the year ended December 31, 2011, the Company issued approximately 14,000 shares of common stock to settle vested restricted stock units granted in the prior year to an outside consultant as compensation for services to be provided during the year.  The Company recorded the expense related to these awards in SGA expenses over the requisite service period.

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

On August 8, 2011, the Company announced that its Board of Directors authorized the implementation of a share repurchase program to repurchase up to $20.0 million of outstanding shares of the Company’s common stock for treasury.  Purchases under this buyback program may be made from time to time on the open market and in privately negotiated transactions, including pursuant to the terms of a 10b5-1 plan. A 10b5-1 plan allows a company to purchase shares during a blackout period, provided the company communicates its share purchase instructions to the broker prior to the blackout period, pursuant to a written plan that may not be changed. The timing of these purchases depends upon several factors, including market conditions, the market price of the Company's common stock, the effect of the share dilution on earnings, available cash and any other potential risks the Company might encounter. The share repurchase plan may be discontinued at any time at the discretion of the Company.  For the year ended December 31, 2011, the Company had repurchased approximately 1,009,000 shares of common stock under the share repurchase program.  These shares were repurchased at an average cost of $9.34 per share for a total cost of $9.4 million.

Repurchased shares of the Company’s common stock are held as treasury shares until they are reissued or retired. When the Company reissues treasury stock, if the value of the transaction is greater than the average price paid to acquire the shares, an increase in additional paid-in capital is recorded. Conversely, if the value of the transaction is less than the average price paid to acquire the shares, a decrease is recorded to additional paid-in capital to the extent of increases previously recorded for similar transactions, and a decrease is recorded in retained earnings for any remaining amount.

 (8)           Related Party Transactions

In December 2009, two stockholders advanced the Company $3.5 million in the form of subordinated promissory notes to fund a portion of the cash consideration of the acquisitions completed in December 2009. The notes bore interest at an annual rate of 7.5% and were repaid in January 2010.

Beginning in July 2008 and through December 2009, the Company was party to a monitoring fee agreement with Compass, whereby the Company would pay Compass, on a quarterly basis, 5% of Adjusted EBITDA, as defined. In December 2009, the Company and Compass agreed to terminate the monitoring fee agreement in exchange for a one-time payment of $2.0 million, to be settled with 739,506 shares of ExamWorks common stock, as approved by the Company’s independent director. Compass Partners directed us to issue one half of such shares to each of Richard Perlman and James Price, the Company's Chairman and CEO, respectively. The shares were issued in January 2010. The Company recorded a charge in the fourth quarter of 2009 of $1.4 million (included in SGA expenses in the accompanying 2009 Consolidated Statement of Operations), representing the estimated fair value of the shares to be issued to settle the termination obligation. Inclusive of this charge, the Company incurred $1.7 million in monitoring fees for the year ended December 31, 2009. Compass is an entity owned and controlled by Richard Perlman, the Company’s Chairman.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2010 and 2011

In June 2009, the Company engaged RedRidge Finance Group (“RedRidge”) to assist the Company in securing additional debt financing to allow the Company to continue to implement its acquisition strategy. In December 2009, in conjunction with the closing of the Fifth Third Credit Facility (see Note 10), the Company paid RedRidge $500,000 in broker fees and recorded them as deferred financing costs in the Consolidated Balance Sheet. P&P Investment, LLC (“P&P”), a company owned by Richard Perlman and James Price, the Chairman and Chief Executive Officer, respectively, of the Company, are minority owners of RedRidge. For the year ended December 31, 2010, the Company paid RedRidge $425,000 in connection with the credit facility. Pursuant to the payment of the broker fees, the Company, RedRidge, P&P, Mr. Perlman and Mr. Price entered into a letter agreement under which P&P waived any right it had to any portion of the broker fees paid by the Company to RedRidge and agreed that such broker fee, minus amounts paid to RedRidge’s employees, would be paid solely to RedRidge’s majority owner. No such broker fees were paid to RedRidge during the year ended December 31, 2011.

The revolving credit facilities contain a provision requiring the Company to use a third party to perform financial due diligence for acquisitions exceeding a certain size. With the approval of the senior lender, the Company engaged RedRidge to assist it with financial due diligence and incurred $52,000 in fees in 2009 related to acquisitions completed in December 2009. The Company incurred $725,000 and $490,000 in fees, respectively, pertaining to acquisition-related work performed during the years ended December 31, 2010 and 2011, respectively. P&P, Mr. Perlman and Mr. Price have likewise waived any right P&P had to any portion of the diligence fees paid by the Company to RedRidge.

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

In June 2010, the Company entered into a lease agreement with Compass for corporate office space located at 655 Madison Avenue, 23rd Floor, New York, NY. Pursuant to the lease, which runs from April 1, 2010 through June 30, 2014, the Company paid Compass a rental fee of $10,080 per month in 2010, which fee was subject to increase commencing January 1, 2011 based on a proportionate pass through of base rent increases and increases for property taxes and building operating expenses. The aggregate amount of all periodic rental payments made to Compass for such office space for the year ended December 31, 2010 was $102,720. In addition, in June 2010, the Company paid Compass $40,320 as advance rent payment for the last four months of the lease and approximately $62,000 as its share of leasehold improvements. For the year ended December 31, 2011, the Company made rental payments to Compass of $132,000. Prior to the entry into this lease agreement, the Company did not incur costs in excess of $120,000 per year with respect to leasing this corporate office space.

The Company is a party to certain consulting agreements with each of Dr. Edward M. Decter and Dr. Steven G. Robbins, who are stockholders of the Company, and were considered related parties for the year ended December 31, 2009 and through the IPO in November 2010, and members of its medical panel, which set forth the terms and conditions upon which Dr. Decter and Dr. Robbins are entitled to compensation for IMEs and other services performed by them on behalf of the Company. In addition, such agreements provide that Dr. Decter and Dr. Robbins are to be provided with a minimum number of IMEs. For the years ended December 31, 2009 and 2010, the Company paid Dr. Decter $819,000 and $1.1 million, respectively, for IME services performed. For the years ended December 31, 2009 and 2010, the Company paid Dr. Robbins $360,000, and $415,000, respectively, for IME services performed.

(9)           Commitments and Contingencies

(a)           Lease Commitments

The Company and its subsidiaries lease office space and office related equipment under noncancelable operating leases with various expiration dates from 2012 through 2019.

Future minimum lease payments under the operating leases in each of the years subsequent to December 31, 2011 are as follows (in thousands):

		Amount
Years ended December 31:
	2012	$8,572
	2013	6,019
	2014	4,498
	2015	3,410
	2016	2,275
	Thereafter	2,510
Total		$27,284

Related rent expense was $1.7 million, $4.0 million and $8.1 million for the years ended December 31, 2009, 2010 and 2011, respectively.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2010 and 2011

(b)           Employee Benefit Plans

The Company and certain of its subsidiaries each sponsor separate voluntary defined contribution pension plans. The plans cover employees that meet specific age and length of service requirements. The Company and certain of its subsidiaries have various matching and vesting arrangements within their individual plans. For the years ended December 31, 2009, 2010 and 2011, the Company recorded $18,000, $41,000 and $297,000, respectively, in compensation expense related to these plans.

 (c)           Letter of Credit

As of December 31, 2010 and 2011, the Company had $220,000 and $190,000, respectively outstanding under letters of credit which are used to secure certain of the Company’s leased office facilities.

(10)         Long-Term Debt

	December 31,
	2010	2011
	(in thousands)
Senior Unsecured Notes Payable (a)	$—	$250,000
Senior Secured Revolving Credit Facility, Bank of America, N.A. (b)	—	5,000
Working capital facilities, Barclays (c)	4,998	39,063
Various subordinated unsecured notes payable; maturing at various dates from 2011 through 2014 (d)	4,858	2,649
	9,856	296,712
Less current portion	2,312	1,932
	$7,544	$294,780

(a)        On July 19, 2011, the Company closed a private offering of $250.0 million in aggregate principal amount of 9.0% senior notes due 2019 (the “Senior Unsecured Notes”). The Senior Unsecured Notes were issued at a price of 100% of their principal amount. The Senior Unsecured Notes are senior obligations of ExamWorks and are guaranteed by ExamWorks’ existing and future U.S. subsidiaries. A portion of the gross proceeds of $250.0 million were used to repay borrowings outstanding under the Company’s Senior Secured Revolving Credit Facility and pay related fees and expenses, and the remainder will be used for general corporate purposes, including acquisitions.

The Senior Unsecured Notes were issued under an Indenture, dated as of July 19, 2011 (the “Indenture”), among the Company, the Guarantors and U.S. Bank, National Association, as trustee (the “Trustee”).  The Senior Unsecured Notes are the Company’s general senior unsecured obligations, and rank equally with the Company’s existing and future senior unsecured obligations and senior to all of the Company’s further subordinated indebtedness. The Senior Unsecured Notes accrue interest at a rate of 9.0% per year, payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing January 15, 2012.

At any time on or after July 15, 2015, the Company may redeem some or all of the Senior Unsecured Notes at the redemption prices stated in the Indenture, plus accrued and unpaid interest to the date of redemption. Prior to July 15, 2014, the Company may redeem up to 35% of the aggregate principal amount of the Senior Unsecured Notes with net cash proceeds from certain equity offerings at a redemption price equal to 109% of the aggregate principal amount of the Senior Unsecured Notes, plus accrued and unpaid interest, if any, provided that at least 65% of the original aggregate principal amount of the Senior Unsecured Notes remains outstanding after redemption. Further, the Company may redeem some or all of the of the Senior Unsecured Notes at any time prior to July 15, 2015 at a redemption price equal to 100% of the principal amount of the Senior Unsecured Notes plus a make whole premium described in the Indenture, plus accrued and unpaid interest.

The Indenture includes covenants which, subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries (as defined in the Indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, incur liens on assets of the Company or the restricted subsidiaries, engage in asset sales and enter into transactions with affiliates. Upon a change of control (as defined in the Indenture), the Company may be required to make an offer to repurchase the Senior Unsecured Notes at 101% of their principal amount, plus accrued and unpaid interest. The Indenture also contains customary events of default.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2010 and 2011

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

On July 7, 2011, the Company entered into a second amendment to its Senior Secured Revolving Credit Facility (the “Second Amendment”) which became effective simultaneously with the consummation of the Company’s private offering of the Senior Unsecured Notes.  The Second Amendment amended the Senior Secured Revolving Credit Facility to, among other things, (i) extend the maturity date of the Senior Secured Revolving Credit Facility from November 2013 to July 2016; (ii) permit the issuance and sale of the Senior Unsecured Notes; (iii) replace the consolidated senior leverage ratio with a consolidated senior secured leverage ratio while permitting the maximum consolidated senior secured leverage ratio to be 3.00 to 1; (iv) permit the Company’s maximum consolidated leverage ratio to increase from 3.5 to 1 to 4.75 to 1; (v) reduce the borrowing cost; and (vi) allow the Company to complete acquisitions with a purchase price of up to $75.0 million (previously $50.0 million) without prior lender consent. The Second Amendment also reduced the aggregate revolving commitments under the Senior Secured Revolving Credit Facility by $37.5 million for a maximum commitment of $262.5 million, subject to the Company’s right to increase the aggregate revolving commitments by $37.5 million for a maximum commitment of $300.0 million, so long as the Company is not in default and the Company satisfies certain other customary conditions.

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

Pricing Tier	Consolidated Senior Secured Leverage Ratio	Commitment Fee/Unused Line Fee	Letter of Credit Fee	Eurocurrency Rate Loans	Base Rate Loans
1	≥ 2.50 to 1.0	0.50%	3.75%	3.75%	2.75%
2	≥ 2.00 to 1.0 but < 2.50 to 1.0	0.45%	3.50%	3.50%	2.50%
3	≥ 1.50 to 1.0 but < 2.00 to 1.0	0.40%	3.25%	3.25%	2.25%
4	≥ 1.00 to 1.0 but < 1.50 to 1.0	0.35%	3.00%	3.00%	2.00%
5	< 1.00 to 1.0	0.30%	2.75%	2.75%	1.75%

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

On February 27, 2012, the Company entered into a third amendment to its Senior Secured Revolving Credit Facility (the “Third Amendment”). The Third Amendment amended the Senior Secured Revolving Credit Facility as to the definitions of consolidated fixed charges and consolidated fixed charge coverage ratio and does not permit the consolidated fixed charge coverage ratio as of the end of any fiscal quarter to be less than (i) for an fiscal quarter ending during the period from December 31, 2011 to and including September 30, 2012, 1.75 to 1.00 and (ii) for an fiscal quarter ending thereafter, 2.00 to 1.00.

As of December 31, 2011, the Company had $5.0 million outstanding under the Senior Secured Revolving Credit Facility, bearing interest at a rate of 3.00%, resulting in $257.5 million of undrawn commitments (without taking into account $190,000 outstanding under a letter of credit). However, the credit agreement governing the Company’s Senior Revolving Credit Facility contains restrictive covenants, including among other things, financial covenants which may limit the amount of borrowings available.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2010 and 2011

(c)           On September 29, 2010, the Company’s indirect wholly-owned subsidiary UKIM entered into a Sales Finance Agreement (the “UKIM SFA”) with Barclays Bank PLC (“Barclays”), pursuant to which Barclays will provide UKIM a working capital facility of up to £5,000,000, subject to the terms and conditions of the UKIM SFA. The working capital facility bears a discount margin of 2.5% over Base Rate (0.5% rate on December 31, 2011) and serves to finance UKIM’s unpaid account receivables. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of December 31, 2011, the Company had $6.6 million outstanding under the working capital facility, resulting in approximately $1.1 million in availability.

On May 12, 2011, the Company’s indirect wholly-owned subsidiary Premex entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays will provide Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on December 31, 2011) and serves to finance Premex’s unpaid account receivables. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of December 31, 2011, the Company had $32.5 million outstanding under the working capital facility, resulting in approximately $8.5 million in availability.

(d)           During 2009 and 2010, the Company issued seller debt in the form of subordinated unsecured notes payable with an estimated fair value of approximately $5.5 million relating to certain acquisitions (see Note 3). These notes are unsecured and subordinated to the Senior Secured Revolving Credit Facility and the Senior Unsecured Notes issued in July 2011. Five notes payable totaling $4.4 million bear interest at 6%, and are payable quarterly with amounts ranging between $50,000 and $76,000, with maturity dates ranging from August 2011 through March 2013. The remaining balance of the notes payable, $1.1 million, are noninterest bearing and are payable annually with amounts ranging between $250,000 and $333,000, maturing in 2014. The Company made principal payments totaling $2.4 million during the year ended December 31, 2011.

As of December 31, 2011, future maturities of long-term debt were as follows (in thousands):

		Amount
Years ended December 31:
	2012	$1,932
	2013	6,988
	2014	32,792
	2015	—
	2016	5,000
	Thereafter	250,000
Total		$296,712

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

In August 2008, in order to protect against interest rate exposure on its variable-rate debt, the Company entered into an interest rate swap to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed interest rate of 4.36% with a notional amount of $10.5 million, $8.3 million and $6.6 million as of December 31, 2009, 2010 and 2011, respectively. The Company did not meet the criteria for hedge accounting under ASC 815, thus the difference between its amortized cost and its fair value resulted in an unrealized gain (loss) at December 31, 2009, 2010 and 2011 of $343,000, $(42,000) and $328,000 respectively, and such amount was reported in interest and other expenses, net on the accompanying Consolidated Statements of Operations.

The Company does not enter into derivative transactions for speculative purposes.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2010 and 2011

(12)         Income Taxes

The components of the benefit for income taxes for the period for the years ended December 31, 2009, 2010 and 2011 were as follows (in thousands):

	December 31,
	2009	2010	2011
Current:
Federal	$4	$1,913	$422
State	106	285	352
Foreign	—	724	1,508
	110	2,922	2,282
Deferred:
Federal	(2,169)	(4,120)	(5,189)
State	(554)	(616)	(916)
Foreign	—	(670)	(259)

Total	(2,723)	(5,406)	(6,364)
Benefit for income taxes	$(2,613)	$(2,484)	$(4,082)

Deferred taxes result from temporary differences between the bases of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The sources of the temporary differences and their effect on deferred tax assets and liabilities as of December 31, 2010 and 2011 were as follows (in thousands):

	December 31,
	2010		2011
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets:
Allowance for doubtful accounts	$542	$—	$2,578	$—
Basis difference of intangible assets	—	6,198	—	—
Loss on interest rate swap	—	257	—	131
Net operating loss carryforwards	—	51	1,224	—
Shared-based compensation	—	766	—	3,565
Tax credits	—	—	—	2,407
Foreign currency translation	—	—	—	960
Other deferred tax assets	620	1,114	329	1,115
Total deferred tax assets	1,162	8,386	4,131	8,178
Deferred tax liabilities:
Basis difference of intangible assets	—	—	—	(4,308)
Basis difference of property and equipment	—	(538)	—	(1,168)
Cash to accrual adjustments	—	(179)	(2,154)	(4,758)
Other deferred tax liabilities	(1,094)	—	(337)	(103)
Total deferred tax liabilities	(1,094)	(717)	(2,491)	(10,337)
Net deferred tax assets (liabilities)	$68	$7,669	$1,640	$(2,159)

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax benefit for the years ended December 31, 2009, 2010 and 2011 were as follows (in thousands):

	December 31,
	2009	2010	2011
Expected tax benefit	$(2,386)	$(2,897)	$(4,221)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	(234)	(297)	(274)
Non-deductible items	—	636	668
Tax rate international	—	(14)	(533)
Other	7	88	278

Income tax benefit	$(2,613)	$(2,484)	$(4,082)

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2010 and 2011

As of December 31, 2009, the Company had federal net operating losses (“NOLs”). On December 31, 2009, a change in ownership took place as defined for income tax purposes under Internal Revenue Code Section 382 (“IRC Section 382”), limiting the annual utilization of the NOL carryforward. The Company generated $5.2 million of federal taxable income in the year ended December 31, 2010, fully utilizing the federal NOLs and resulting in federal income taxes payable of approximately $800,000 as of December 31, 2010, included in accrued expenses in the accompanying Consolidated Balance Sheet. In 2011, in conjunction with the MES acquisition, the Company acquired $20.1 million of federal NOLs. The Company generated $17.7 million of estimated federal taxable income in the year ended December 31, 2011 and expects to utilize $17.7 million of the NOLs in 2011 to offset against this federal taxable income. As of December 31, 2011, the Company has $2.4 million in estimated federal NOLs to offset against future federal taxable income. These NOLs are subject to IRC Section 382 limitations and expire in 2031. For the year ended December 31, 2011, the Company was subject to the alternative minimum tax (“AMT”) and the Company has estimated AMT credit carryforwards of $355,000 as of December 31, 2011, which may be used to offset future federal tax liabilities. For the year ended December 31, 2011, the Company generated $2.1 million in estimated foreign tax credits related to income taxes payable at certain of the Company’s businesses located in the U.K. which may be used to offset against future federal taxable income. Management believes that it is more likely than not that the recorded deferred tax assets will be realized.

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

As of the adoption date, the total amount of liability for unrecognized tax benefits related to federal and state taxes was approximately $96,000. As of December 31, 2009, the liability related to unrecognized tax benefits was approximately $96,000. The Company recorded an additional liability of $80,000 and $132,000 in the years ended December 31, 2010 and 2011, respectively, related to acquired liabilities for unrecognized tax benefits and interest and penalties on prior year tax positions. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

The following table summarizes the activity related to the unrecognized tax benefits for the years ended December 31, 2010 and 2011 (in thousands):

Balance at January 1, 2010	$96
Increase to prior year tax positions	80
Increase to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—
Decrease related to settlements	—
Balance at December 31, 2010	176
Increase to prior year tax positions	132
Increase to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—
Decrease related to settlements	—
Balance at December 31, 2011	$308

The Company is no longer subject to U.S. federal income or state tax return examinations by tax authorities for tax years before 2006 and 2005, respectively, which periods relate to certain acquired businesses. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for 2009 during the second quarter of 2011. As of December 31, 2011, the IRS had not proposed any adjustments to the Company’s tax positions and in January 2012, the Company received a closure letter from the IRS stating that no adjustments were identified. The Company operates in multiple taxing jurisdictions and faces audits from various tax authorities. The Company remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. The Company does not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next 12 months.

Undistributed earnings of the Company’s foreign subsidiaries are considered indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been recorded. Deferred taxes are provided for earnings outside the United States when those earnings are not considered indefinitely reinvested.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2010 and 2011

(13)         Segment and Geographical Information

The Company applies the provisions of ASC Topic 280, Segment Reporting, (“ASC Topic 280”). ASC 280, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. Based on the provisions of ASC 280, the Company has determined that it operates in one segment. The Company manages its resources and assesses its performance on an enterprise-wide basis. The Company’s product groups qualify for aggregation under ASC 280 due to their similarities in customer base, economic characteristics, and the nature of products and services provided.  The Company has disclosed the revenues and operating income for MES, Premex and all insignificant 2011 acquisitions for the year ended December 31, 2011, as required by ASC 805 in Note 3, although the Company does not consider these entities to be individual segments for purposes of required disclosure under ASC 280. Information relating to the Company’s revenues and long-lived assets is as follows:

Revenues:	For the years ended December 31,
	2009	2010	2011
	(in thousands)
United States	$49,634	$147,918	$298,056
Canada	—	9,710	21,271
United Kingdom	—	5,883	78,533
Total	$49,634	$163,511	$397,860

Long-lived assets: (1)	December 31,
	2010	2011
	(in thousands)
United States	$126,772	$340,955
Canada	24,028	42,377
United Kingdom	7,616	72,452
Total	$158,416	$455,784

(1)  Long-lived assets are noncurrent assets excluding deferred tax assets and deferred financing costs.