Form 10-K/A
period 2011-12-31
ExamWorks Group, Inc.
filed 2012-03-30
CIK 1498021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

ExamWorks Group, Inc. is filing this Amendment No. 1 (the “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was originally filed on February 29, 2012 (the “Original Filing”) for the sole purpose of furnishing Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language). As required by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing.

No other changes have been made to the Form 10-K. This Amendment No.1 does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Form 10-K.

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

EXHIBIT INDEX

Exhibit Number	Title
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

2.3*+++
Agreement for the sale and purchase of the entire issued share capital of Premex Group Limited dated May 10, 2011, among ExamWorks Group, Inc., ExamWorks UK Ltd. and the shareholders of Premex Group Limited set forth therein (filed as Exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission on May 13, 2011 and incorporated by reference herein).

2.4*+++
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
4.1*
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

10.1.1*+
Loan and Security Agreement dated as of December 18, 2009, by and among ExamWorks, Inc., its subsidiaries party thereto, Fifth Third Bank and Bank of America (filed as Exhibit 10.1.1 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.1.2*+
Consent and First Amendment to Loan and Security Agreement, dated as of December 31, 2009, by and among ExamWorks, Inc. and its subsidiaries party thereto in favor of Fifth Third Bank (filed as Exhibit 10.1.2 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.1.3*+
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

10.1.4*+
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

10.1.5*+
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

10.1.6*+
Consent and Fifth Amendment to Loan and Security Agreement, dated as of January 19, 2010, by and among ExamWorks, Inc., its subsidiaries party thereto, Fifth Third Bank and Bank of America (filed as Exhibit 10.1.6 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.1.7*
Consent Agreement to Loan and Security Agreement, dated as of March 12, 2010, by and among ExamWorks, Inc., its subsidiaries party thereto, Fifth Third Bank and Bank of America (filed as Exhibit 10.1.7 to Amendment No. 4 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 26, 2010 and incorporated by reference herein).

10.1.8*
Second Consent Agreement to Loan and Security Agreement, dated as of March 15, 2010, by and among ExamWorks, Inc., its subsidiaries party thereto, Fifth Third Bank and Bank of America (filed as Exhibit 10.1.8 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.1.9*
Third Consent Agreement to Loan and Security Agreement, dated as of March 15, 2010, by and among ExamWorks, Inc., its subsidiaries party thereto, Fifth Third Bank and Bank of America (filed as Exhibit 10.1.9 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.1.10*
Fourth Consent Agreement to Loan and Security Agreement, dated as of March 26, 2010, by and among ExamWorks, Inc., its subsidiaries party thereto, Fifth Third Bank and Bank of America (filed as Exhibit 10.1.10 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.1.11*
Sixth Amendment to Loan and Security Agreement, dated as of April 26, 2010, by and among ExamWorks, Inc., its subsidiaries party thereto, Fifth Third Bank and Bank of America (filed as Exhibit 10.1.11 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.1.12*
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

10.1.13*
Eighth Amendment to Loan and Security Agreement, dated as of June 23, 2010, by and among ExamWorks, Inc., its subsidiaries party thereto, Fifth Third Bank, Bank of America and General Electric Capital Corporation (filed as Exhibit 10.1.13 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.1.14*+
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

10.1.15*
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

10.1.16*+
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

10.1.17*
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

10.1.18*+
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

10.1.19*
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

10.1.20*
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

10.2.1*++
Amended and Restated 2008 Stock Incentive Plan of the Registrant, effective as of July 12, 2010 (filed as Exhibit 10.2.1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.2.2*++
Form of Stock Option Award Agreement (filed as Exhibit 10.2.2 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.2.3*++
Form of Restricted Share Unit Award Agreement (filed as Exhibit 10.2.3 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.2.4*++
Form of Restricted Share Award Agreement (filed as Exhibit 10.2.4 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.2.5*++
First Amendment to ExamWorks Group, Inc. Amended and Restated 2008 Stock Incentive Plan (filed as Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on August 8, 2011 and incorporated by reference herein).

10.3.1*
Stockholders’ Agreement, dated July 14, 2008, by and among ExamWorks Holdings, LLLP, the stockholders party thereto and ExamWorks, Inc. (filed as Exhibit 10.3.1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.3.2*
Amendment to Stockholders’ Agreement, effective as of July 14, 2008, by and between ExamWorks Holdings, LLLP and ExamWorks, Inc. (filed as Exhibit 10.3.2 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.3.3*
Second Amendment to Stockholders’ Agreement, dated as of March 12, 2010, by and among ExamWorks Inc., ExamWorks Holdings, LLLP and the stockholders party thereto (filed as Exhibit 10.3.3 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.4*
Form of Warrant to purchase Common Stock, dated May 7, 2010 (filed as Exhibit 10.4 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.5*
Registration Rights Agreement, dated May 7, 2010, by and among ExamWorks, Inc., Broadband Capital Management LLC and the officers and employees of Broadband Capital Management LLC party thereto (filed as Exhibit 10.5 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.6*
Form of Investor Rights Agreement between ExamWorks, Inc. and the investors party thereto (filed as Exhibit 10.6 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.7*
Form of Indemnification Agreement between the Registrant and its officers and directors (filed as Exhibit 10.7 to Amendment No. 3 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2010 and incorporated by reference herein).

10.8*+
Asset Purchase Agreement, dated June 30, 2010, by and among Direct IME Corp., ExamWorks Group, Inc., Direct IME, Direct IME Inc., Direct IME Occupational Therapy Services Inc., Eleanor Cumiskey and Greg Cumiskey (filed as Exhibit 10.8 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.9*+
Asset Purchase Agreement, dated June 30, 2010, by and among SOMA Medical Assessments Corp., ExamWorks Group, Inc., SOMA Medical Assessments Inc., 1495929 Ontario Inc. and Troy Cumiskey (filed as Exhibit 10.9 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.10*
Monitoring Fee Agreement, dated July 14, 2008, by and between ExamWorks, Inc. and Compass Partners, L.L.C. (“Monitoring Fee Agreement”) (filed as Exhibit 10.10 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.11*
Letter Agreement Re: Monitoring Fee Agreement, dated May 29, 2009 (filed as Exhibit 10.11 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.12*
Amendment to Monitoring Fee Agreement, dated January 7, 2010 (filed as Exhibit 10.12 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.13*
Letters to RedRidge regarding engagement agreement and increases to the Company’s existing credit (filed as Exhibit 10.13 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.14*
Form of due diligence letter with RedRidge (filed as Exhibit 10.14 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.15*++
Consulting Agreement, dated July 14, 2008, by and between CFO Medical Services, Inc. and Edward M. Decter, M.D. (filed as Exhibit 10.15 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.16*++
Consulting Agreement, dated July 14, 2008, by and between CFO Medical Services, Inc. and Steven G. Robbins, M.D. (filed as Exhibit 10.16 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.17*++
Administrative Services and Support Agreement, dated July 14, 2008, by and between CFO Medical Services, Inc. and Edward M. Decter, M.D. (filed as Exhibit 10.17 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.18*++
Administrative Services and Support Agreement, dated July 14, 2008, by and between CFO Medical Services, Inc. and Steven G. Robbins, M.D. (filed as Exhibit 10.18 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.19.1*
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

10.19.2*
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

10.19.3*
Second Amendment to Credit Agreement, dated as of July 7, 2011, by and among ExamWorks Group, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and Lenders party thereto (filed as Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on July 11, 2011 and incorporated by reference herein).

10.19.4*
Third Amendment to Credit Agreement, dated as of February 27, 2012, by and among ExamWorks Group, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and Lenders party thereto.

10.20*
Sales Finance Agreement - Recourse Confidential Invoice Discounting Facility (UK Debts) dated May 12, 2011 by and between Barclays Bank PLC and Premex Services Limited (filed as Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on May 17, 2011 and incorporated by reference herein).

10.21*
Amendment Letter, dated May 12, 2011, by and between Barclays Bank PLC and Premex Services Limited (filed as Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on May 17, 2011 and incorporated by reference herein).

10.22*
Amendment to Asset Purchase Agreement, dated October 3, 2011, by and among Direct IME Corp., ExamWorks Group, Inc., DAAL Financial (f.k.a. Direct IME), Direct IME Inc., Direct IME Occupational Therapy Services Inc., Eleanor Cumiskey and Greg Cumiskey (filed as Exhibit 10.3 to Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011 and incorporated by reference herein).

10.23*
Amendment to Asset Purchase Agreement, dated October 3, 2011, by and among SOMA Medical Assessments Corp., ExamWorks Group, Inc., 1742366 Ontario Limited (f.k.a. SOMA Medical Assessments Inc.), 1495929 Ontario Inc. and Troy Cumiskey (filed as Exhibit 10.3 to Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011 and incorporated by reference herein).

10.24*++
Separation and Release Agreement dated May 19, 2011 by and between ExamWorks Group, Inc. and Joshua W. Lemaire (filed as Exhibit 10.1 to Form 8-K filed on May 20, 2011 and incorporated by reference herein).

21.1*	List of subsidiaries of the Registrant
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*       These exhibits were previously filed with our Annual Report on Form 10-K for the annual period ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012.
+       Confidential treatment was granted for certain portions which are omitted in the copy of the exhibit electronically filed with the SEC. The omitted information was filed separately with the SEC pursuant to our application for confidential treatment.
++     Denotes management contract or compensatory plan or arrangement.
+++   Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Company agrees to furnish supplementary copies of any omitted schedules to the Securities and Exchange Commission upon request.
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

EXAMWORKS GROUP, INC.

Date: March 30, 2012	By:	/s/ J. Miguel Fernandez de Castro
J. Miguel Fernandez de Castro
Chief Financial Officer and Senior Executive Vice President
(Principal Financial and Accounting Officer)