Form 10-Q
period 2012-03-31
ExamWorks Group, Inc.
filed 2012-05-10
CIK 1498021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2012.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-34930

EXAMWORKS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2909425
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of May 1, 2012, ExamWorks Group, Inc. had 34,078,844 shares of Common Stock outstanding.

i

EXAMWORKS GROUP, INC.  AND SUBSIDIARIES
MARCH 31, 2012
FORM 10-Q QUARTERLY REPORT

PART 1. FINANCIAL INFORMATION
        ITEM 1. FINANCIAL STATEMENTS

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

Assets	December 31, 2011	March 31, 2012
Current assets:
Cash and cash equivalents	$8,416	$8,466
Accounts receivable, net	144,041	149,760
Other receivables	40	65
Prepaid expenses	4,487	4,951
Deferred tax assets	1,640	1,509
Other current assets	1,173	1,212
Total current assets	159,797	165,963
Property, equipment and leasehold improvements, net	8,918	9,833
Goodwill	300,260	303,019
Intangible assets, net	146,168	135,216
Deferred tax assets, noncurrent	—	988
Deferred financing costs, net	11,458	11,343
Other assets	438	432
Total assets	$627,039	$626,794
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,642	$43,115
Accrued expenses	28,410	37,293
Accrued interest expense	10,247	4,819
Deferred revenue	1,332	1,920
Current portion of subordinated unsecured notes payable	1,932	1,629
Current portion of contingent earnout obligation	91	91
Other current liabilities	5,459	5,082
Total current liabilities	90,113	93,949
Senior unsecured notes payable	250,000	250,000
Senior secured revolving credit facility and working capital facilities	44,063	41,557
Long-term subordinated unsecured notes payable, less current portion	717	513
Long-term contingent earnout obligation, less current portion	86	86
Deferred tax liability, noncurrent	2,159	—
Other long-term liabilities	1,977	1,863
Total liabilities	389,115	387,968
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; Authorized 50,000,000 shares; no shares issued and outstanding at December 31, 2011 and March 31, 2012	—	—
Common stock, $0.0001 par value; Authorized 250,000,000 shares; issued and outstanding 34,090,618 and 34,062,008 shares at December 31, 2011 and March 31, 2012, respectively	3	3
Additional paid-in capital	268,162	271,324
Accumulated other comprehensive income (loss)	(1,429)	1,021
Accumulated deficit	(21,549)	(25,872)
Treasury stock, at cost; Outstanding 805,613 and 844,613 shares at December 31, 2011 and March 31, 2012, respectively	(7,263)	(7,650)
Total stockholders’ equity	237,924	238,826
Total liabilities and stockholders' equity	$627,039	$626,794

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share amounts)
(Unaudited)

	For the three months ended March 31,
	2011	2012

Revenues	$66,588	$123,738
Costs and expenses:
Costs of revenues	43,569	81,173
Selling, general and administrative expenses	14,328	28,632
Depreciation and amortization	8,609	14,025
Total costs and expenses	66,506	123,830
Income (loss) from operations	82	(92)
Interest and other expenses, net:
Interest expense, net	1,182	6,462
Other expense	—	165
Gain on interest rate swap	(170)	(54)
Total interest and other expenses, net	1,012	6,573
Loss before income taxes	(930)	(6,665)
Benefit for income taxes	(371)	(2,342)
Net loss	$(559)	$(4,323)

Per share data:
Net loss per share:
Basic and diluted	$(0.02)	$(0.13)

Weighted average number of common shares outstanding:
Basic and diluted	32,739,428	34,085,761

Comprehensive Income (Loss):
Net loss	$(559)	$(4,323)
Foreign currency translation adjustments, net of tax	844	2,450
Total comprehensive income (loss)	$285	$(1,873)

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the three months ended March 31,
	2011	2012

Operating activities:
Net loss	$(559)	$(4,323)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on interest rate swap	(170)	(54)
Depreciation and amortization	8,609	14,025
Amortization of deferred rent	(56)	(143)
Share-based compensation	977	4,696
Provision for doubtful accounts	149	1,095
Amortization of deferred financing costs	406	514
Deferred income taxes	(2,576)	(3,937)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,975)	(4,910)
Prepaid expenses and other current assets	(926)	(357)
Accounts payable and accrued expenses	2,679	3,469
Accrued interest expense	427	(5,428)
Deferred revenue and customer deposits	(537)	539
Other liabilities	(182)	(387)
Net cash provided by operating activities	6,266	4,799
Investing activities:
Cash paid for acquisitions, net	(187,303)	—
Purchases of equipment and leasehold improvements, net	(1,968)	(552)
Working capital and other settlements for acquisitions	(325)	908
Net cash (used in) provided by investing activities	(189,596)	356
Financing activities:
Borrowings under senior secured revolving credit facility	165,000	11,000
Proceeds from the exercise of options and warrants	263	50
Excess tax benefit related to share-based compensation	438	—
Purchases of stock for treasury	—	(387)
Payment of deferred financing costs	(445)	(414)
Repayment of subordinated unsecured notes payable	(361)	(546)
Net borrowings (repayments) under working capital facilities	130	(3,789)
Repayment under senior secured revolving credit facility	—	(11,000)
Other	(18)	(95)
Net cash provided by (used in) financing activities	165,007	(5,181)
Exchange rate impact on cash and cash equivalents	80	76
Net increase (decrease) in cash and cash equivalents	(18,243)	50
Cash and cash equivalents, beginning of period	33,624	8,416
Cash and cash equivalents, end of period	$15,381	$8,466

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for acquisitions	$30,269	$—

Supplemental disclosures of cash flow information:
Cash paid for interest	$988	$11,570
Cash paid for income taxes	$1,430	$1,228

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

(1)          Nature of Operations and Basis of Presentation

ExamWorks Group, Inc. (‘ExamWorks” or the “Company”) is a leading provider of independent medical examinations (“IMEs”), peer and bill reviews and related services (“IME services” or the “IME industry”). ExamWorks, Inc. was incorporated as a Delaware corporation on April 27, 2007. In 2008, ExamWorks, Inc. acquired three companies operating in the IME industry. In 2009, ExamWorks, Inc. acquired 11 other IME companies, including a provider of software solutions to the IME industry. In 2010, ExamWorks, Inc. acquired 14 additional IME companies. In 2011, ExamWorks, Inc. acquired nine other IME companies.  As of March 31, 2012, ExamWorks, Inc. operates out of 45 service centers serving all 50 United States, Canada and the United Kingdom. In June 2010, ExamWorks, Inc. effected a corporate reorganization creating a holding company, ExamWorks Group, Inc., with ExamWorks, Inc. becoming a wholly-owned subsidiary of ExamWorks Group, Inc. In the fourth quarter of 2010, the Company completed an Initial Public Offering (“IPO”) of 9.3 million shares of common stock.

The consolidated financial statements of the Company as of March 31, 2011 and 2012 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the Company's most recent fiscal year. The Company's December 31, 2011 Consolidated Balance Sheet was derived from audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, but does not include all disclosures required by GAAP. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the aforementioned Form 10-K. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The consolidated financial statements include the accounts of ExamWorks, its wholly-owned subsidiaries and other entities controlled by ExamWorks. Significant intercompany accounts and transactions have been eliminated in consolidation.

(2)           Summary of Significant Accounting Policies

(a)           Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on certain assumptions which they believe are reasonable in the circumstances and actual results could differ from those estimates. The more significant estimates reflected in these consolidated financial statements include purchase price allocations, useful lives of intangible assets, potential impairment of goodwill and intangible assets, the allowance for doubtful accounts and the valuation of share-based compensation and derivative instruments.

(b)           Foreign Currencies

Assets and liabilities recorded in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the periods. Translation adjustments resulting from this process are recorded to other comprehensive income.

(c)           Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2011 and March 31, 2012.

(d)           Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts owed to the Company for services provided in the normal course of business and are reported net of allowance for doubtful accounts, which amounted to $2.7 million and $3.4 million as of December 31, 2011 and March 31, 2012, respectively. Generally, no collateral is received from customers and additions to the allowance are based on ongoing credit evaluations of customers with general credit experience being within the range of management’s expectations. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

(e)           Concentrations of Credit Risk

The Company routinely assesses the financial strength of its customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. For the three months ended March 31, 2011 and 2012, no individual customer accounted for more than 10% of revenues. At December 31, 2011 and March 31, 2012, there were no individual customers that accounted for greater than 10% of the accounts receivable balance.

As of March 31, 2012, the Company had cash and cash equivalents totaling approximately $8.5 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $5.7 million were held in the U.S. The U.S. amounts are insured in full against bank failure through June 30, 2012 under the Federal Deposit Insurance Corporation Temporary Liquidity Guarantee Program.

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

(g)           Long-Lived Assets

In accordance with Impairment or Disposal of Long-Lived Assets, Subsections of Financial Accounting Standards Board (“FASB”) ASC Subtopic 360-10 (“ASC 360”), Property, Plant, and Equipment — Overall, long-lived assets, such as equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. At December 31, 2011 and March 31, 2012, no impairment was noted.

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

The Company performed its annual impairment review of goodwill in October of 2011 and it was determined that the carrying amount of goodwill was not impaired and there have been no subsequent developments that would indicate impairment exists as of December 31, 2011 and March 31, 2012. The goodwill impairment review will continue to be performed annually or more frequently if facts and circumstances warrant a review.

ASC 350 also requires that intangible assets with definite lives be amortized over their estimated useful lives. Currently, customer relationships, trade names, covenants not-to-compete and technology are amortized using the straight-line method over estimated useful lives.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

(i)           Deferred Financing Costs

In November 2010, the Company entered in to a senior secured revolving credit facility with Bank of America N.A. (“Senior Secured Revolving Credit Facility”) (see Note 10) and has incurred deferred financing costs through March 31, 2012 of $7.8 million, of which $445,000 and $402,000 were incurred in the three months ended March 31, 2011 and 2012, respectively.  In July 2011, the Company reduced the aggregate revolving commitments under the Senior Secured Revolving Credit Facility by $37.5 million for a maximum commitment of $262.5 million.  In conjunction with this reduction, the Company recognized debt extinguishment costs of approximately $621,000 in July 2011 for the unamortized portion of the loan costs which were recorded as other interest expense.  Additionally, in July 2011, the Company closed a private offering of $250.0 million in aggregate principal amount of 9.0% senior notes due 2019 (“Senior Unsecured Notes”), and incurred deferred financing costs of $6.7 million associated therewith, of which $12,000 were incurred in the three months ended March 31, 2012.

The deferred financing costs associated with the Senior Secured Revolving Credit Facility and the Senior Unsecured Notes will be amortized to interest expense over the five-year term of the facility, as amended, and the eight-year term of the notes, respectively, using the straight-line method which approximates the effective interest method.

For the three months ended March 31, 2011 and 2012, the Company amortized $406,000 and $514,000 to interest expense, respectively.

(j)           Revenue Recognition

Revenue related to IMEs, peer reviews, bill reviews and administrative support services is recognized at the time services have been performed and the report is shipped to the end user. The Company believes that recognizing revenue at the time the report is shipped is appropriate because the Company’s revenue policies meet the following four criteria in accordance with ASC 605-10-S25, Revenue Recognition: Overall, (i) persuasive evidence that an arrangement exists, (ii) shipment has occurred, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured. The Company reports revenues net of any sales, use and value added taxes.

Revenue related to other IME services, including litigation support services and medical record retrieval services, where no report is generated, is recognized at the time the service is performed. The Company believes that recognizing revenue at the time the service is performed is appropriate because the Company’s revenue policies meet the following four criteria in accordance with ASC 605-10-S25, (i) persuasive evidence that an arrangement exists, (ii) services have been rendered, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured.

Certain agreements with customers in the U.K. include provisions whereby collection of the amounts billed are contingent on the favorable outcome of the claim.  The Company has deemed these provisions to preclude revenue recognition at the time of sale, as collectability is not reasonably assured and the sales are contingent, and is deferring these revenues, net of estimated costs, until the case has been settled and the contingency has been resolved.  As of December 31, 2011, the Company had deferred $2.6 million in contingent revenues and $1.6 million in costs associated with the contingent revenues.  For the three months ended March 31, 2012, the Company deferred an additional $2.5 million in contingent revenues and $1.7 million in costs and expenses associated with contingent revenues.

Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

(k)           Costs of Revenues

Costs of revenues are comprised of fees paid to members of the Company’s medical panel; other direct costs including transcription, film and medical record obtainment and transportation; and indirect costs including labor and overhead related to the generation of revenues.

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

For the three months ended March 31, 2011, the potentially dilutive securities include options and warrants exercisable into 6.9 million shares of common stock, 83,000 shares of common stock issuable to settle the equity component of an earnout obligation, and 135,000 shares of common stock issuable, at the holder’s option, to settle a subordinated unsecured note.  For the three months ended March 31, 2012, the potentially dilutive securities include options and warrants exercisable into 9.9 million shares of common stock and 68,000 shares of common stock issuable, at the holder’s option, to settle a subordinated unsecured note.

For the three months ended March 31, 2011 and 2012, all of the potentially dilutive securities were excluded from the calculation of shares applicable to loss per share, because their inclusion would have been anti-dilutive.

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

The fair value of stock option grants is determined using the Black-Scholes valuation model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in these employee stock options. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of its share-based awards.  The Company’s expected volatility assumptions are based on the Company’s peer group median implied volatility. Expected life assumptions are based upon the “simplified” method for those options issued in the first quarter of 2012 which were determined to be issued approximately at-the-money. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The assumptions utilized for stock option grants during the three months ended March 31, 2012 were as follows:

Three months ended March 31, 2012
Volatility	45.86%
Expected life (years)	6.00
Risk-free interest rate	1.15%
Dividend yield	-
Fair value	$4.23

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

In the first three months of 2012, the Company issued approximately 2.3 million stock option awards. The weighted average fair value of each stock option was $4.23 per option and the aggregate fair value was $9.8 million. All of these awards vest over a three-year period. Additionally, all these options could vest earlier in the event of a change in control or merger or other acquisition. Share-based compensation expense related to stock option awards was $878,000 for the three months ended March 31, 2011, all of which was recorded in selling, general and administrative ("SGA") expenses, and $3.0 million for the three months ended March 31, 2012, of which $744,000 was included in costs of revenues and $2.2 million was recorded in SGA expenses.

At March 31, 2012, the unrecognized compensation expense related to stock option grants was $28.4 million, with a remaining weighted average life of 1.8 years.

A summary of option activity for the three months ended March 31, 2012 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2011	7,371,304	$12.48
Options granted	2,314,976	9.53
Options forfeited	(247,306)	17.13
Options exercised	(8,077)	5.91
Outstanding at March 31, 2012	9,430,897	$11.64	8.73 years	$30,229

Exercisable at March 31, 2012	3,255,916	$8.37	7.83 years	$17,679

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of stock options exercised during the three month ended March 31, 2012 was approximately $43,000.

During the three months ended March 31, 2012, the Company did not issue any restricted stock units or shares of restricted stock. The Company issued 2,000 shares of common stock for vested restricted stock units with 9,000 shares remaining to be issued upon vesting as of March 31, 2012. For the three months ended March 31, 2011 and 2012, share-based compensation expense related to these awards was $99,000 and $149,000, respectively.  At December 31, 2011 and March 31, 2012, the unrecognized compensation expense related to restricted stock units and shares of restricted stock is $360,000 and $211,000, respectively, with a remaining weighted average life of 0.7 and 0.4 years, respectively.

During the three months ended March 31, 2012, the Company recorded share-based compensation expense of $1.6 million related to a 2012 incentive compensation plan, all of which was recorded in SGA expenses. Share-based compensation expense related to the plan will be recorded during the requisite service period, the year ended December 31, 2012, with the settlement occurring thereafter via an indeterminate number of restricted stock units. There was no share-based compensation expense recorded related to incentive compensation plans in the three months ended March 31, 2011.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

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

The Company’s financial liabilities, which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy at December 31, 2011 and March 31, 2012, and are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2011
Financial instruments:
Interest rate swap	$—	$326	$—	$326
Contingent consideration	—	—	1,621	1,621

As of March 31, 2012
Financial instruments:
Interest rate swap	$—	$272	$—	$272
Contingent consideration	—	—	1,265	1,265

The fair value of the interest rate swap is determined using observable market inputs, such as current interest rates, and considers nonperformance risk of the Company and that of its counterparties.

The contingent consideration relates to earn-out provisions recorded in conjunction with certain acquisitions completed in 2009 and 2010.  Of the total decrease in fair value of the contingent consideration of $356,000 in 2012, $249,000 was settled as cash consideration to satisfy installments related to a 2009 acquisition, approximately $111,000 of the change in value relates to the release of a restriction associated with shares previously issued related to a 2009 acquisition and approximately $4,000 was recorded in interest and other expenses, net in the Consolidated Statements of Operations due to changes  in the fair value of the contingent consideration.

In February 2007, the FASB issued authoritative guidance codified as ASC 825, which permits entities to choose to measure many financial instruments and certain other items at fair value. This provision of ASC 825 is effective for fiscal years beginning after November 15, 2007. As the Company did not elect the fair value option, the adoption of this provision of ASC 825 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows for the year and three months ended December 31, 2011 and March 31, 2012, respectively.

(u)           Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are recorded as a component of stockholders’ equity but are excluded from net loss. The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments from those business units not using the U.S. dollar as their functional currency.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

(v)           Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. These amendments have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The common requirements are expected to result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are to be applied prospectively and are effective for fiscal years beginning after December 15, 2011.  The Company adopted these provisions effective January 1, 2012. Adoption of these provisions did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In June and December 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”) and ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASC 220, Comprehensive Income), respectively. These update amend ASC Topic 220, “Comprehensive Income” to provide that total comprehensive income is to be be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders' equity or the footnotes is no longer allowed. The calculation of net income and basic and diluted net income per share is not affected. These ASUs are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011.  The Company adopted these provisions effective January 1, 2012 and the adoption of ASU 2011-05 did have a significant impact on its financial position, results of operations and cash flows.

In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists previously is necessary. The fair value calculation for goodwill is required unless the Company concludes, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted these provisions effective January 1, 2012.  Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

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

(a)           2011 Acquisitions

MES Group Acquisition

On February 28, 2011, the Company completed the acquisition of 100% of the outstanding stock of MES Group, Inc. (“MES”) for aggregate consideration of $215.0 million, comprised of $175.0 million cash consideration, 1,424,501 shares of Company common stock with a fair value of $30.0 million  (using a value of  $21.07 per share, the closing price of the Company’s common stock on February 28, 2011), and $10.0 million of assumed indebtedness under MES’ credit facility, which was paid off at closing. In conjunction with the MES acquisition, the Company incurred transaction costs of $2.0 million, of which $439,000 were incurred in the three months ended March 31, 2011 and none of which were incurred in the three months ended March 31, 2012, and are reported in SGA expenses in the Company’s accompanying Consolidated Statements of Operations.  The MES acquisition broadened the Company’s product portfolio and customer base and increased the Company’s market share in the U.S.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

The final allocation of consideration for the MES acquisition is summarized as follows (in thousands):

	Preliminary purchase price allocation December 31, 2011	Adjustments/ reclassifications	Final purchase price allocation March 31, 2012
Building, equipment and leasehold improvements	$1,800	$—	$1,800
Customer relationships	38,190	—	38,190
Tradename	17,426	—	17,426
Covenants not to compete	511	—	511
Technology	762	—	762
Goodwill	159,988	2,048	162,036
Net deferred tax liability associated with step-up in book basis	(18,244)	693	(17,551)
Assets acquired and liabilities assumed, net	14,581	(2,741)	11,840
Totals	$215,014	$—	$215,014

In 2012, the Company finalized the purchase price allocation with limited adjustments to the purchase price. The goodwill and other intangible assets resulting from the MES acquisition are not expected to be deductible for tax purposes.

Premex Group Acquisition

On May 10, 2011, the Company completed the acquisition of 100% of the outstanding share capital of Premex Group Limited (“Premex”) for $108.4 million.  The Company paid total consideration consisting of $66.5 million in cash, 661,610 shares of Company common stock with a fair value of approximately $15.1 million (using a value of $22.85 per share, the closing price of the Company’s common stock on May 10, 2011) and $26.8 million of assumed indebtedness under Premex’s receivables facility which was paid off at closing.   In conjunction with the Premex acquisition, the Company incurred transaction costs of $646,000, of which $19,000 were incurred in the three months ended March 31, 2011 and none of which were incurred in the three months ended March 31, 2012, and are reported in SGA expenses in the Company’s accompanying Consolidated Statements of Operations.  The Premex acquisition increased the Company’s market share in the U.K. and broadened the Company’s product portfolio and customer base in the U.K.

The preliminary allocation of consideration for the Premex acquisition is summarized as follows (in thousands):

	Preliminary purchase price allocation December 31, 2011	Adjustments/ reclassifications	Preliminary purchase price allocation March 31, 2012
Equipment and leasehold improvements	$650	$—	$650
Customer relationships	32,886	—	32,886
Tradename	10,602	—	10,602
Covenants not to compete	109	—	109
Technology	2,356	—	2,356
Goodwill	28,131	163	28,294
Deferred tax asset associated with step-up in book basis	603	—	603
Assets acquired and liabilities assumed, net	33,019	(163)	32,856
Totals	$108,356	$—	$108,356

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

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

Other 2011 Acquisitions

Additionally, in 2011, the Company completed the following individually insignificant acquisitions with an aggregate purchase price of $45.1 million, comprised of $43.7 million cash consideration less cash acquired of $564,000, and 214,926 shares of the Company’s common stock with an estimated fair value of $2.0 million. In conjunction with the other 2011 acquisitions, the Company incurred transaction costs of $630,000, of which $4,000 and $21,000 were incurred in the three months ended March 31, 2011 and 2012, respectively, and are reported in SGA expenses in the Company’s accompanying Consolidated Statements of Operations. These acquisitions expanded the geographic coverage and, to a lesser extent, enhanced the service offering of the Company.

Company name	Form of acquisition	Date of acquisition
National IME Centres Inc.	100% of the outstanding common stock	February 18, 2011
MLS Group of Companies, Inc.	100% of the outstanding common stock	September 28, 2011
Medicolegal Services, Inc.	Substantially all of the assets and assumed certain liabilities	September 28, 2011
North York Rehabilitation Centre Inc.	Substantially all of the assets and assumed certain liabilities	October 3, 2011
Capital Vocational Specialist Inc.	Substantially all of the assets and assumed certain liabilities	October 3, 2011
Matrix Health Management Inc.	Substantially all of the assets and assumed certain liabilities	October 24, 2011
Bronshvag	Substantially all of the assets and assumed certain liabilities	October 27, 2011

The preliminary allocation of consideration for these acquisitions is summarized as follows (in thousands):

	Preliminary purchase price allocation December 31, 2011	Adjustments/ reclassifications	Preliminary purchase price allocation March 31, 2012
Equipment and leasehold improvements	$213	$—	$213
Customer relationships	18,577	—	18,577
Tradename	2,989	—	2,989
Covenants not to compete	197	—	197
Technology	334	—	334
Goodwill	21,500	(1,133)	20,367
Net deferred tax liability associated with step-up in book basis	(356)	—	(356)
Assets acquired and liabilities assumed, net	2,598	225	2,823
Totals	$46,052	$(908)	$45,144

In 2012, the Company recorded adjustments to working capital resulting in a reduction of total consideration paid of $908,000. Goodwill of $18.8 million and other intangible assets of $20.8 million are expected to be deductible for tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

(b)           Pro forma Financial Information

The unaudited pro forma results of operations for the three months ended March 31, 2011 assumes that the 2011 acquisitions were completed on January 1, 2010. There we no acquisitions completed in the three months ended March 31, 2012 and thus there are no differences between the reported and pro forma results of operations.

For the three months ended March 31, 2011, pro forma revenues and net loss were $121.3 million and $157,000, respectively.  Pro forma net loss per share, on both a basic and diluted basis, was nil.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

For the three months ended March 31, 2011, the pro forma results include adjustments to reflect additional interest expense of $3.3 million associated with the funding of the acquisitions assuming that acquisition related debt was incurred on January 1, 2010. In addition, incremental depreciation and amortization expense was recorded as if the acquisitions had occurred on January 1, 2010 and amounted to $5.8 million for the three months ended March 31, 2011. Finally, adjustments of $5.2 million were made to SGA expenses for the three months ended March 31, 2011, principally related to certain salary and other personal expenses attributable to the previous owners of the acquired businesses. These adjustments represent contractual reductions and are considered to be non-recurring and are not expected to have a continuing impact on the operations of the Company.

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective as of January 1, 2010 or of future operations of the Company.

(4)           Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements at December 31, 2011 and March 31, 2012, consist of the following (in thousands):

	Estimated useful lives	December 31, 2011	March 31, 2012
Building	15 years	$600	$600
Computer and office equipment	3 years	10,742	12,619
Furniture and fixtures	3 – 5 years	1,682	1,844
Leasehold improvements	Lease term	627	735
		13,651	15,798
Less accumulated depreciation and amortization		4,733	5,965
Total		$8,918	$9,833

Depreciation expense for the three months ended March 31, 2011 and 2012 was $736,000 and $1.2 million, respectively.

(5)           Goodwill and Intangible Assets

Goodwill at December 31, 2011 and March 31, 2012 consists of the following (in thousands):

	December 31, 2011	March 31, 2012
Balance at beginning of period	$90,582	$300,260
Goodwill acquired during the period	209,619	—
Adjustments to prior year acquisitions	1,799	1,078
Effect of foreign currency translation	(1,740)	1,681
Balance at end of period	$300,260	$303,019

Intangible assets at December 31, 2011 and March 31, 2012, consist of the following (in thousands):

		December 31, 2011
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying carrying value

Amortizable intangible assets:
Customer relationships	40 to 60 months	$157,826	$(50,438)	$107,388
Tradenames	45 to 84 months	48,046	(13,277)	34,769
Covenants not to compete	36 months	2,784	(1,587)	1,197
Technology	24 to 40 months	6,750	(3,936)	2,814
Totals		$215,406	$(69,238)	$146,168

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

		March 31, 2012
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying carrying value
Amortizable intangible assets:
Customer relationships	40 to 60 months	$159,601	$(60,037)	$99,564
Tradenames	45 to 84 months	48,521	(16,072)	32,449
Covenants not to compete	36 months	2,799	(1,795)	1,004
Technology	24 to 40 months	6,833	(4,634)	2,199
Totals		$217,754	$(82,538)	$135,216

The aggregate intangible amortization expense was $7.9 million and $12.8 million for the three months ended March 31, 2011 and 2012, respectively.  The estimated future amortization expense of intangible assets is as follows (in thousands):

Amount

Nine months ended December 31, 2012	$36,752
Year ended December 31:
2013	43,405
2014	27,357
2015	18,651
2016	6,173
Thereafter	2,878
Total	$135,216

(6)           Accrued Expenses

Accrued expenses at December 31, 2011 and March 31, 2012 consist of the following (in thousands):

	December 31, 2011	March 31, 2012
Accrued compensation and benefits	$3,323	$7,923
Accrued selling and professional fees	4,112	6,019
Accrued income and other taxes	1,546	1,890
Accrued medical panel fees	1,880	2,406
Accrued value added tax	15,812	17,481
Other accrued expenses	1,737	1,574
Total	$28,410	$37,293

(7)           Stockholders’ Equity

During the three months ended March 31, 2012, the Company issued approximately 8,000 shares of common stock to settle stock options exercised during the period.

During the three months ended March 31, 2012, the Company issued approximately 2,000 shares of common stock to settle vested restricted stock units granted in the prior year to an outside consultant as compensation to be provided in the upcoming year.  The Company records the expense related to these awards in SGA expenses over the requisite service period.

During the three months ended March 31, 2012, the Company repurchased approximately 39,000 shares of its common stock under its share repurchase program.  These shares were repurchased at an average cost of $9.91 per share for a total cost of approximately $387,000.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

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

(8)           Related Party Transactions

The Senior Secured Revolving Credit Facility contains a provision requiring the Company to use a third party to perform financial due diligence for acquisitions exceeding a certain size. With the approval of the senior lender, the Company engaged RedRidge Finance Group ("Redridge") to assist it with financial due diligence and incurred $44,000  in fees pertaining to acquisition-related work performed during the three months ended March 31, 2011.  There were no such fees incurred in the three months ended March 31, 2012.   P&P Investment, LLC (“P&P”), a company owned by Richard Perlman and James Price, the Chairman and Chief Executive Officer, respectively, of the Company, are minority owners of RedRidge.  P&P, Mr. Perlman and Mr. Price have waived any right P&P had to any portion of the diligence fees paid by the Company to RedRidge.

In June 2010, the Company entered into a lease agreement with Compass Partners ("Compass") for corporate office space located at 655 Madison Avenue, 23rd Floor, New York, NY. Pursuant to the lease, which runs from April 1, 2010 through June 30, 2014, the Company paid Compass a rental fee of $10,080 per month in 2010, which fee was subject to increase commencing January 1, 2011 based on a proportionate pass through of base rent increases and increases for property taxes and building operating expenses. In the three months ended March 31, 2011 and 2012, the Company paid Compass $33,000 and $32,000 in rental payments, respectively.

(9)           Commitments and Contingencies

(a)           Lease Commitments

The Company and its subsidiaries lease office space and office related equipment under noncancelable operating leases with various expiration dates from 2012 through 2019.

Future minimum lease payments under the operating leases for the nine months ended December 31, 2012 and in each of the years subsequent to December 31, 2012 are as follows (in thousands):

Amount
Nine months ended December 31, 2012	$6,197
Year ended December 31:
2013	6,633
2014	5,077
2015	3,962
2016	2,836
Thereafter	3,476
Total	$28,181

Related rent expense was $1.5 million and $2.3 million for the three months ended March 31, 2011 and 2012, respectively.

(b)           Employee Benefit Plans

The Company and its subsidiaries each sponsor a separate voluntary defined contribution pension plan under Section 401(k) of the Internal Revenue Code. The plans cover substantially all employees that meet specific age and length of service requirements. The Company and its subsidiaries have various matching and vesting arrangements within their individual plans. The Company did not record any compensation expense related to these plans for the three months ended March 31, 2011.  For the three months ended March 31, 2012, the Company recorded $98,000 in compensation expense related to these plans.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

(c)           Letters of Credit

As of December 31, 2011 and March 31, 2012, the Company had $190,000 and $273,000 outstanding under letters of credit which are used to secure two of the Company’s leased office facilities.

(10)         Long-Term Debt

	December 31, 2011	March 31, 2012
	(In thousands)
Senior Unsecured Notes Payable (a)	$250,000	$250,000
Senior Secured Revolving Credit Facility, Bank of America, N.A. (b)	5,000	5,000
Working capital facilities, Barclays (c)	39,063	36,557
Various subordinated unsecured notes payable; maturing at various dates from 2011 through 2014 (d)	2,649	2,142
	296,712	293,699
Less current portion	1,932	1,629
	$294,780	$292,070

(a)        On July 19, 2011, the Company closed a private offering of $250.0 million in aggregate principal amount of 9.0% senior notes due 2019 (the “Senior Unsecured Notes”). The Senior Unsecured Notes were issued at a price of 100% of their principal amount. The Senior Unsecured Notes are senior obligations of ExamWorks and are guaranteed by ExamWorks’ existing and future U.S. subsidiaries (the "Guarantors"). A portion of the gross proceeds of $250.0 million were used to repay borrowings outstanding under the Company’s Senior Secured Revolving Credit Facility and pay related fees and expenses, and the remainder will be used for general corporate purposes, including acquisitions.

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

In connection with the issuance of the Senior Unsecured Notes, the Company and the Guarantors entered into a Registration Rights Agreement, dated as of July 19, 2011 (the “Registration Rights Agreement”). The Registration Rights Agreement requires the Company to register with the Securities and Exchange Commission (“SEC”) new 9.0% Senior Unsecured Notes due 2019 (the “Exchange Notes”) having substantially identical terms to the Senior Notes and to complete an exchange of the privately placed Senior Notes for the publicly registered Exchange Notes (the “Exchange Offer”) or, if the Exchange Offer cannot be effected, to file and keep effective a shelf registration statement for resale of the Senior Notes. Failure of the Company to comply with the registration and exchange requirements set forth in the Registration Rights Agreement within the time periods specified therein would require the Company to pay additional interest on the Senior Unsecured Notes until any such failure to comply is cured.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

The Company filed a Registration Statement on Form S-4 (the “Registration Statement”) with the SEC on April 4, 2012 to effect the Exchange. The Registration Statement was declared effective by the SEC on April 30, 2012. The Company expects to consummate the Exchange Offer and issue the Exchange Notes promptly after the expiration of the Exchange Offer on May 30, 2012.

(b)     The Company entered into a credit agreement dated November 2, 2010 with Bank of America, N.A. (the "Senior Secured Revolving Credit Facility").  The Senior Secured Revolving Credit Facility initially consisted of a $180.0 million revolving credit facility. The Senior Secured Revolving Credit Facility is available to finance the Company’s acquisition program and working capital needs. On February 9, 2011, the Company exercised the accordion feature of the Senior Secured Revolving Credit Facility, increasing the facility from $180.0 million to $245.0 million.

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

Pricing Tier	Consolidated Leverage Ratio	Commitment Fee/Unused Line Fee	Letter of Credit Fee	Eurocurrency Rate Loans	Base Rate Loans
1	≥ 2.50 to 1.0	0.50%	3.75%	3.75%	2.75%
2	≥ 2.00 to 1.0 but < 2.50 to 1.0	0.45%	3.50%	3.50%	2.50%
3	≥ 1.50 to 1.0 but < 2.00 to 1.0	0.40%	3.25%	3.25%	2.25%
4	≥ 1.00 to 1.0 but < 1.50 to 1.0	0.35%	3.00%	3.00%	2.00%
5	< 1.00 to 1.0	0.30%	2.75%	2.75%	1.75%

In the event of default, the outstanding indebtedness under the facility will bear interest at an additional 2%.

The Senior Secured Revolving Credit Facility contains restrictive covenants, including among other things, financial covenants requiring the Company to not exceed a maximum consolidated senior secured leverage coverage ratio and a maximum total consolidated leverage ratio and to maintain a minimum consolidated fixed charge coverage ratio. The Senior Secured Revolving Credit Facility also restricts the Company’s ability (subject to certain exceptions) to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and make other payments in respect of capital stock, make certain investments, sell assets, change its lines of business, enter into transactions with affiliates and other corporate actions.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

As of March 31, 2012, the Company had $5.0 million outstanding under the Senior Secured Revolving Credit Facility, bearing interest at a rate of 3.00%, resulting in $257.5 million of undrawn commitments (without taking into account $273,000 outstanding under letters of credit). However, the credit agreement governing the Company’s Senior Secured Revolving Credit Facility contains restrictive covenants, including among other things, financial covenants which may limit the amount of borrowings available.

(c)           On September 29, 2010, the Company’s indirect wholly-owned subsidiary UK Independent Medical Systems ("UKIM") entered into a Sales Finance Agreement (the “UKIM SFA”) with Barclays Bank PLC (“Barclays”), pursuant to which Barclays will provide UKIM a working capital facility of up to £5,000,000, subject to the terms and conditions of the UKIM SFA. The working capital facility bears a discount margin of 2.5% over Base Rate (0.5% rate on March 31, 2012) and serves to finance UKIM’s unpaid account receivables. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of March 31, 2012, the Company had $6.6 million outstanding under the working capital facility, resulting in approximately $1.4 million in availability.

On May 12, 2011, the Company’s indirect wholly-owned subsidiary Premex entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays will provide Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on March 31, 2012) and serves to finance Premex’s unpaid account receivables. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of March 31, 2012, the Company had $30.0 million outstanding under the working capital facility, resulting in approximately $12.4 million in availability.

(d)           During 2009 and 2010, the Company issued seller debt in the form of subordinated unsecured notes payable with an estimated fair value of approximately $5.5 million relating to certain acquisitions.  These notes are unsecured and subordinated to the Senior Secured Revolving Credit Facility and the Senior Unsecured Notes issued in July 2011. Five notes payable totaling $4.4 million bear interest at 6%, and are payable quarterly with amounts ranging between $50,000 and $76,000, with maturity dates ranging from August 2011 through March 2013. The remaining balance of the notes payable, $1.1 million, are noninterest bearing and are payable annually with amounts ranging between $250,000 and $333,000, maturing in 2014. The Company made principal payments totaling $532,000 during the three months ended March 31, 2012.

As of March 31, 2012, future maturities of long-term debt were as follows (in thousands):

Amount

Nine months ended December 31, 2012	$1,417
Year ended December 31:
2013	6,976
2014	30,306
2015	—
2016	5,000
Thereafter	250,000
Total	$293,699

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

In August 2008, in order to protect against interest rate exposure on its variable-rate debt, the Company entered into an interest rate swap to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed interest rate of 4.36% with a notional amount of $6.6 million and $6.1 million as of December 31, 2011 and March 31, 2012, respectively. The Company did not meet the criteria for hedge accounting under ASC 815, thus the difference between its amortized cost and its fair value resulted in an unrealized gain at March 31, 2011 and 2012 of $170,000 and $54,000 respectively, and such amount was reported in interest and other expenses, net on the accompanying Consolidated Statements of Operations.

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

As of December 31, 2011, the Company had $2.4 million in estimated federal net operating losses (“NOLs”) to offset against future federal taxable income. These NOLs are subject to the change in control provisions in Section 382 of the Internal Revenue Code (“IRC Section 382”) and expire in 2030. As of December 31, 2011, the Company had estimated alternative minimum tax (“AMT”) credit carryforwards of $355,000 and $2.1 million in estimated foreign tax credits related to income taxes payable at certain of our business units located in the U.K., which may be used to offset future federal tax liabilities.

Additionally, the Company currently has significant deferred tax assets and other deductible temporary differences including basis differences between intangible assets. The Company does not provide a valuation allowance against its deferred tax assets as the Company believes that it is more likely than not that all of the deferred tax assets will be realized based on available evidence including scheduled reversal of deferred tax liabilities, projected future taxable income and other tax planning considerations.

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

As of December 31, 2011, the liability related to unrecognized tax benefits was $308,000. The Company recorded an additional liability for unrecognized tax benefits in the three months ended March 31, 2012 of $5,000 related to acquired liabilities for unrecognized tax benefits and interest and penalties on prior year tax positions.  The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

The following table summarizes the activity related to the unrecognized tax benefits for the period ended March 31, 2012 (in thousands):

Balance at January 1, 2012	$308
Increase to prior year tax positions	5
Increase to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—
Decrease related to settlements	—
Balance at March 31, 2012	$313

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

The Company is no longer subject to U.S. federal income or state tax return examinations by tax authorities for tax years before 2007 and 2006, respectively, which periods relate to certain acquired businesses. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for 2009 during the second quarter of 2011 and in January 2012, the Company received a closure letter from the IRS stating that no adjustments were identified. The Company operates in multiple taxing jurisdictions and faces audits from various tax authorities. The Company remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. The Company does not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next twelve months.

Undistributed earnings of the Company’s foreign subsidiaries are considered indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been recorded. Deferred taxes are provided for earnings outside the United States when those earnings are not considered indefinitely reinvested.

(13)         Segment and Geographical Information

The Company applies the provisions of ASC Topic 280, Segment Reporting, (“ASC Topic 280”). ASC 280, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. Based on the provisions of ASC 280, the Company has determined that it operates in one segment. The Company manages its resources and assesses its performance on an enterprise-wide basis. The Company’s product groups qualify for aggregation under ASC 280 due to their similarities in customer base, economic characteristics, and the nature of products and services provided.   Information relating to the Company’s revenues and long-lived assets is as follows (in thousands):

Revenues:	For the three months ended March 31,
	2011	2012
United States	$56,858	$87,195
Canada	4,700	6,886
United Kingdom	5,030	29,657
Total	$66,588	$123,738

Long-lived assets: (1)	December 31,	March 31,
	2011	2012
United States	$340,955	$336,032
Canada	42,377	40,300
United Kingdom	72,452	72,168
Total	$455,784	$448,500

(1)	Long-lived assets are noncurrent assets excluding deferred tax assets and deferred financing costs.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

(14)         Condensed Consolidating Financial Information of Guarantor Subsidiaries

The Company has outstanding certain indebtedness that is guaranteed by all of its U.S. subsidiaries. However, the indebtedness is not guaranteed by the Company’s foreign subsidiaries. The guarantor subsidiaries are wholly owned and the guarantees are made on a joint and several basis, and are full and unconditional. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of December 31, 2011and March 31, 2012, and for the three months ended March 31, 2011 and 2012 is presented below. The Company (issuer of the Senior Unsecured Notes) was formed in June 2010 to implement a holding company organizational structure. As a result, all operating activities are conducted through the Company’s wholly-owned subsidiaries.

Condensed Consolidating Statement of Operations for the three months ended March 31, 2011
(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals

Revenues	$56,858	$9,730	$—	$66,588
Costs and expenses:
Costs of revenues	37,862	5,707	—	43,569
Selling, general and administrative expenses	12,094	2,234	—	14,328
Depreciation and amortization	7,156	1,453	—	8,609
Total costs and expenses	57,112	9,394	—	66,506
Income (loss) from operations	(254)	336	—	82
Interest and other expenses, net	430	582	—	1,012
Loss before income taxes	(684)	(246)	—	(930)
Benefit for income taxes	(318)	(53)	—	(371)
Net loss	$(366)	$(193)	$—	$(559)

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

Condensed Consolidating Statement of Operations for the three months ended March 31, 2012
(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals

Revenues	$87,195	$36,543	$—	$123,738
Costs and expenses:
Costs of revenues	60,415	20,758	—	81,173
Selling, general and administrative expenses	17,022	11,610	—	28,632
Depreciation and amortization	8,719	5,306	—	14,025
Total costs and expenses	86,156	37,674	—	123,830
Income (loss) from operations	1,039	(1,131)	—	(92)
Interest and other expenses, net	5,312	1,261	—	6,573
Loss before income taxes	(4,273)	(2,392)	—	(6,665)
Provision (benefit) for income taxes	(2,485)	143	—	(2,342)
Net loss	$(1,788)	$(2,535)	$—	$(4,323)

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2011
(In thousands)

Assets	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals
Current assets:
Cash and cash equivalents	$6,044	$2,372	$—	$—	$8,416
Accounts receivable, net	44,690	99,351	—	—	144,041
Other receivables	26	14	—	—	40
Prepaid expenses	2,694	1,793	—	—	4,487
Deferred tax assets	1,373	267	—	—	1,640
Other current assets	14	1,159	—	—	1,173
Total current assets	54,841	104,956	—	—	159,797
Property, equipment and leasehold improvements, net	7,745	1,173	—	—	8,918
Goodwill	240,252	60,008	—	—	300,260
Intangible assets, net	84,833	61,335	—	—	146,168
Deferred tax assets, noncurrent	—	1,913	—	(1,913)	—
Deferred financing costs, net	—	—	11,458	—	11,458
Other assets	438	—	—	—	438
Total assets	$388,109	$229,385	$11,458	$(1,913)	$627,039
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,728	$25,914	$—	$—	$42,642
Accrued expenses	4,272	24,138	—	—	28,410
Accrued interest expense	—	3,236	7,011	—	10,247
Deferred revenue	192	1,140	—	—	1,332
Current portion of subordinated unsecured notes payable	1,932	—	—	—	1,932
Current portion of contingent earnout obligation	91	—	—	—	91
Other current liabilities	2,925	2,534	—	—	5,459
Total current liabilities	26,140	56,962	7,011	—	90,113
Senior unsecured notes payable	—	—	250,000	—	250,000
Senior secured revolving credit facility and working capital facilities	—	39,063	5,000	—	44,063
Long-term subordinated unsecured notes payable, less current portion	717	—	—	—	717
Long-term contingent earnout obligation, less current portion	86	—	—	—	86
Deferred tax liability, noncurrent	4,072	—	—	(1,913)	2,159
Other long-term liabilities	1,691	286	—	—	1,977
Total liabilities	32,706	96,311	262,011	(1,913)	389,115
Commitments and contingencies
Stockholders’ equity (1)	355,403	133,074	(250,553)	—	237,924
Total liabilities and stockholders' equity	$388,109	$229,385	$11,458	$(1,913)	$627,039

(1)  Includes intercompany investments in subsidiaries.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

Condensed Consolidating Balance Sheet as of March 31, 2012
(In thousands)

Assets	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals
Current assets:
Cash and cash equivalents	$5,690	$2,776	$—	$—	$8,466
Accounts receivable, net	43,586	106,174	—	—	149,760
Other receivables	65	—	—	—	65
Prepaid expenses	2,278	2,673	—	—	4,951
Deferred tax assets	1,509	—	—	—	1,509
Other current assets	13	1,199	—	—	1,212
Total current assets	53,141	112,822	—	—	165,963
Property, equipment and leasehold improvements, net	8,629	1,204	—	—	9,833
Goodwill	242,111	60,908	—	—	303,019
Intangible assets, net	77,174	58,042	—	—	135,216
Deferred tax assets, noncurrent	—	2,869	—	(1,881)	988
Deferred financing costs, net	—	—	11,343	—	11,343
Other assets	432	—	—	—	432
Total assets	$381,487	$235,845	$11,343	$(1,881)	$626,794
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,117	$27,998	$—	$—	$43,115
Accrued expenses	9,300	27,993	—	—	37,293
Accrued interest expense	—	4,502	317	—	4,819
Deferred revenue	174	1,746	—	—	1,920
Current portion of subordinated unsecured notes payable	1,629	—	—	—	1,629
Current portion of contingent earnout obligation	91	—	—	—	91
Other current liabilities	2,378	2,704	—	—	5,082
Total current liabilities	28,689	64,943	317	—	93,949
Senior unsecured notes payable	—	—	250,000	—	250,000
Senior secured revolving credit facility and working capital facilities	—	36,557	5,000	—	41,557
Long-term subordinated unsecured notes payable, less current portion	513	—	—	—	513
Long-term contingent earnout obligation, less current portion	86	—	—	—	86
Deferred tax liability, noncurrent	1,881	—	—	(1,881)	—
Other long-term liabilities	1,527	336	—	—	1,863
Total liabilities	32,696	101,836	255,317	(1,881)	387,968
Commitments and contingencies
Stockholders’ equity (1)	348,791	134,009	(243,974)	—	238,826
Total liabilities and stockholders' equity	$381,487	$235,845	$11,343	$(1,881)	$626,794

(1)  Includes intercompany investments in subsidiaries.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2011
(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals

Net cash provided by operating activities	$4,953	$1,313	$—	$6,266
Investing activities:
Cash paid for acquisitions, net	(185,000)	(2,303)	—	(187,303)
Purchases of equipment and leasehold improvements, net	(1,872)	(96)	—	(1,968)
Working capital and other settlements for acquisitions	49	(374)	—	(325)
Net cash used in investing activities	(186,823)	(2,773)	—	(189,596)
Financing activities:
Borrowings under senior secured revolving credit facility	—	—	165,000	165,000
Proceeds from the exercise of options and warrants	—	—	263	263
Excess tax benefit related to share-based compensation	438	—	—	438
Payment of deferred financing costs	—	—	(445)	(445)
Repayment of subordinated unsecured notes payable	(361)	—	—	(361)
Net borrowings under working capital facilities	—	130	—	130
Intercompany investments and other	164,800	—	(164,818)	(18)
Net cash provided by financing activities	164,877	130	—	165,007
Exchange rate impact on cash and cash equivalents	—	80	—	80
Net decrease in cash and cash equivalents	(16,993)	(1,250)	—	(18,243)
Cash and cash equivalents, beginning of period	31,192	2,432	—	33,624
Cash and cash equivalents, end of period	$14,199	$1,182	$—	$15,381

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2012
(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals

Net cash provided by operating activities	$1,398	$3,401	$—	$4,799
Investing activities:
Purchases of equipment and leasehold improvements, net	(407)	(145)	—	(552)
Working capital and other settlements for acquisitions	47	861	—	908
Net cash provided by (used in) investing activities	(360)	716	—	356
Financing activities:
Borrowings under senior secured revolving credit facility	—	—	11,000	11,000
Proceeds from the exercise of options and warrants	—	—	50	50
Purchases of stock for treasury	—	—	(387)	(387)
Payment of deferred financing costs	—	—	(414)	(414)
Repayment of subordinated unsecured notes payable	(546)	—	—	(546)
Net repayments of working capital facilities	—	(3,789)	—	(3,789)
Repayment under credit facilities	—	—	(11,000)	(11,000)
Intercompany investments and other	(846)	—	751	(95)
Net cash used in financing activities	(1,392)	(3,789)	—	(5,181)
Exchange rate impact on cash and cash equivalents	—	76	—	76
Net increase (decrease) in cash and cash equivalents	(354)	404	—	50
Cash and cash equivalents, beginning of period	6,044	2,372	—	8,416
Cash and cash equivalents, end of period	$5,690	$2,776	$—	$8,466

(15)         Subsequent Events

The Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission on April 4, 2012 to effect the Exchange Offer with respect to the Senior Unsecured Notes. The Registration Statement was declared effective by the SEC on April 30, 2012. See Note 10 for further discussion of the Exchange Offer.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking Statements

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to “ExamWorks”, “the Company,” “we,” “our,” and “us” mean ExamWorks Group, Inc. and its consolidated subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q.  This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties.  Forward-looking statements convey current expectations or forecasts of future events for ExamWorks. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking. You can identify forward-looking statements by terminology such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” “can,” “continue,” or “may,” or the negative of these terms or other similar expressions that convey uncertainty of future events or outcomes. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this report, and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this report.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Acquisition Date	Name
October 27, 2011	•	Bronshvag
October 24, 2011	•	Matrix Health Management
October 3, 2011	•	Capital Vocational Specialist
	•	North York Rehabilitation Centre
September 28, 2011	•	MLS Group of Companies
	•	Medicolegal Services
May 10, 2011	•	Premex Group
February 28, 2011	•	MES Group
February 18, 2011	•	National IME Centres
December 20, 2010	•	Royal Medical Consultants
October 1, 2010	•	BMEGateway
September 7, 2010	•	UK Independent Medical Services
September 1, 2010	•	Health Cost Management
August 6, 2010	•	Verity Medical
	•	Exigere
June 30, 2010	•	SOMA Medical Assessments
	•	Direct IME
	•	Network Medical Review
	•	Independent Medical Services
	•	401 Diagnostics
March 26, 2010	•	Metro Medical Services
March 15, 2010	•	American Medical Bill Review
	•	Medical Evaluations
December 31, 2009	•	Abeton
	•	Medical Assurance Group
	•	MedNet I.M.S.
	•	Qualmed
	•	IME Operations of Physicians' Practice
August 14, 2009	•	The Evaluation Group
August 4, 2009	•	Benchmark Medical Consultants
July 7, 2009	•	IME Software Solutions
May 21, 2009	•	Florida Medical Specialists
	•	Marquis Medical Administrators
April 17, 2009	•	Ricwel
July 14, 2008	•	CFO Medical Services
	•	Crossland Medical Review Services
	•	Southwest Medical

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

Costs of revenues

Costs of revenues are comprised of fees paid to members of our medical panel; other direct costs including transcription, film and medical record obtainment and transportation; and indirect costs including labor and overhead related to the generation of revenue. We expect these operationally driven costs to increase to support future revenue growth and as we continue to grow through acquisitions.

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

Results of Operations

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands):

	For the three months ended March 31,
	2011	2012
Revenues	$66,588	$123,738
Costs and expenses:
Costs of revenues	43,569	81,173
Selling, general and administrative expenses	14,328	28,632
Depreciation and amortization	8,609	14,025
Total costs and expenses	66,506	123,830
Income (loss) from operations	82	(92)
Interest and other expenses, net	1,012	6,573
Loss before income tax benefit	(930)	(6,665)
Benefit for income taxes	(371)	(2,342)
Net loss	$(559)	$(4,323)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.02)	$(0.13)

Weighted average shares outstanding - common stock - basic and diluted	32,739,428	34,085,761
Other Financial Data:
Adjusted EBITDA (1)	$10,902	$18,829

(1)	Adjusted EBITDA is a non-GAAP measure that is described and reconciled to net loss in the next section and is not a substitute for the GAAP equivalent.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

We believe that various forms of the Adjusted EBITDA metric are often used by analysts, investors and other interested parties to evaluate companies such as ours for the reasons discussed above. Additionally, Adjusted EBITDA is used to measure certain financial covenants in our Senior Secured Revolving Credit Facility. Adjusted EBITDA is also used for planning purposes and in presentations to our Board of Directors as well as in our incentive compensation programs for our employees, excluding our senior management.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated (in thousands):

	For the three months ended March 31,
Reconciliation of Adjusted EBITDA	2011	2012
Net loss	$(559)	$(4,323)
Share-based compensation expense (i)	977	4,696
Depreciation and amortization expense	8,609	14,025
Acquisition-related transaction costs	767	145
Other non-recurring costs(ii)	467	55
Interest and other expenses, net	1,012	6,573
Benefit for income taxes	(371)	(2,342)
Adjusted EBITDA	$10,902	$18,829

(i)
For the three months ended March 31, 2012, share-based compensation expense of $744,000 is included in costs of revenues and the remainder is included in SGA expenses. For the three months ended March 31, 2011, all share-based compensation expense is included in SGA expenses.

(ii)	Other non-recurring costs consist of severance and facility termination costs.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended March 31, 2012 and 2011

Revenues. Revenues were $123.7 million for the three months ended March 31, 2012 compared to $66.6 million for the three months ended March 31, 2011, an increase of $57.1 million, or 86%. The change in revenues over the 2011 period was due primarily to acquisitions completed in 2011, offset by slight declines in the IME service volume in our ExamWorks brand.

Actual revenues were $123.7 million for the three months ended March 31, 2012 compared to pro forma revenues of $121.3 million for the three months ended March 31, 2011, an increase of 2%.  The increase is due in part to growth in the U.S. and the U.K., offset by declines in our Canadian businesses.  Pro forma revenues for the three months ended March 31, 2011 assumes that the 2011 acquisitions were completed on January 1, 2010.

Costs of revenues. Costs of revenues were $81.2 million for the three months ended March 31, 2012 compared to $43.6 million for the three months ended March 31, 2011, an increase of $37.6 million, or 86%. The change in cost of revenues over the 2011 period was due to acquisitions completed in 2011.  Costs of revenues as a percentage of revenues remained consistent at 65.4% for the three months ended March 31, 2011 and 65.6% for the period ended March 31, 2012.

Selling, general and administrative. SGA expenses were $28.6 million for the three months ended March 31, 2012 compared to $14.3 million for the three months ended March 31, 2011, an increase of $14.3 million, or 100%.  The change in SGA expenses over 2011 was due primarily to acquisitions completed in 2011, with personnel expenses accounting for $8.1 million of this increase and the remainder resulting primarily from increases in rent, travel, phone, legal, insurance, sales and marketing, and other professional expenses, offset by a decrease in acquisition related transaction costs.

Depreciation and amortization. D&A expenses were $14.0 million for the three months ended March 31, 2012 compared to $8.6 million for the three months ended March 31, 2011, an increase of $5.4 million, or 63%. The increase in D&A expenses over the 2011 period was due primarily to additional amortization of finite-lived intangible and tangible assets related to acquisitions completed during 2011.

Interest and other expenses, net. Interest and other expenses, net were $6.6 million for the three months ended March 31, 2012 compared to $1.0 million for the three months ended March 31, 2011, an increase of approximately $5.6 million, or 560%.  Interest and other expenses, net increased primarily due to interest expenses and deferred loan costs amortization associated with the $250.0 million Senior Unsecured Notes.

Income tax benefit. Income tax benefit was $2.3 million for the three months ended March 31, 2012 compared with $371,000 for the three months ended March 31, 2011, an increase of $2.0 million or 531%.  Our effective income tax rate was 32% and 40% for the three months ended March 31, 2012 and 2011, respectively.

Net loss. For the foregoing reasons, net loss was $4.3 million for the three months ended March 31, 2012 compared to $559,000 for the three months ended March 31, 2011, an increase of $3.8 million or 673%.

Liquidity and Capital Resources

Our principal capital requirements are to fund operations and acquisitions. To date, we have funded our capital needs from cash flow generated from operations, private placements of our common and preferred stock, our initial public offering ("IPO"), borrowings under the Senior Secured Revolving Credit Facility and the private offering of the Senior Unsecured Notes, as defined below.  We have also funded our acquisition program with equity issuances to sellers and with seller debt financing. We expect that cash and cash equivalents, availability under our existing Senior Secured Revolving Credit Facility, and cash flow from operations will be sufficient to support our operations, planned capital expenditures and acquisitions for at least the next 12 months.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Credit Facilities

Credit Facility

We entered into a credit agreement dated November 2, 2010 with Bank of America, N.A. (the "Senior Secured Revolving Credit Facility").  The Senior Secured Revolving Credit Facility initially consisted of a $180.0 million revolving credit facility. The Senior Secured Revolving Credit Facility is available to finance our acquisition program and working capital needs. On February 9, 2011, we exercised the accordion feature of the Senior Secured Revolving Credit Facility, increasing the facility from $180.0 million to $245.0 million.

On May 6, 2011, we increased and fully exercised the accordion features of the Senior Secured Revolving Credit Facility.  The increase and exercise of the accordion feature increased the committed capacity of the credit facility by $55.0 million, from a total of $245.0 million to a total of $300.0 million.

On July 7, 2011, we entered into a second amendment to our Senior Secured Revolving Credit Facility (the “Second Amendment”) which became effective simultaneously with the consummation of our private offering of the Senior Unsecured Notes.  The Second Amendment amended the Senior Secured Revolving Credit Facility to, among other things, (i) extend the maturity date of the Senior Secured Revolving Credit Facility from November 2013 to July 2016; (ii) permit the issuance and sale of the Senior Unsecured Notes; (iii) replace the consolidated senior leverage ratio with a consolidated senior secured leverage ratio while permitting the maximum consolidated senior secured leverage ratio to be 3.00 to 1; (iv) permit our maximum consolidated leverage ratio to increase from 3.5 to 1 to 4.75 to 1; (v) reduce the borrowing cost; and (vi) allow us to complete acquisitions with a purchase price of up to $75.0 million (previously $50.0 million) without prior lender consent. The Second Amendment also reduced the aggregate revolving commitments under the Senior Secured Revolving Credit Facility by $37.5 million for a maximum commitment of $262.5 million, subject to our right to increase the aggregate revolving commitments by $37.5 million for a maximum commitment of $300.0 million, so long as we are not in default and the we satisfies certain other customary conditions.

On February 27, 2012, we entered into a third amendment to its Senior Secured Revolving Credit Facility (the “Third Amendment”). The Third Amendment amended the Senior Secured Revolving Credit Facility as to the definitions of consolidated fixed charges and consolidated fixed charge coverage ratio and does not permit the consolidated fixed charge coverage ratio as of the end of any fiscal quarter to be less than (i) for an fiscal quarter ending during the period from December 31, 2011 to and including September 30, 2012, 1.75 to 1.00 and (ii) for an fiscal quarter ending thereafter, 2.00 to 1.00.

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

Pricing Tier	Consolidated Leverage Ratio	Commitment Fee/Unused Line Fee	Letter of Credit Fee	Eurocurrency Rate Loans	Base Rate Loans
1	≥ 2.50 to 1.0	0.50%	3.75%	3.75%	2.75%
2	≥ 2.00 to 1.0 but < 2.50 to 1.0	0.45%	3.50%	3.50%	2.50%
3	≥ 1.50 to 1.0 but < 2.00 to 1.0	0.40%	3.25%	3.25%	2.25%
4	≥ 1.00 to 1.0 but < 1.50 to 1.0	0.35%	3.00%	3.00%	2.00%
5	< 1.00 to 1.0	0.30%	2.75%	2.75%	1.75%

In the event of default, the outstanding indebtedness under the facility will bear interest at an additional 2%.

The Senior Secured Revolving Credit Facility contains restrictive covenants, including among other things, financial covenants requiring us to not exceed a maximum consolidated senior secured leverage coverage ratio and a maximum total consolidated leverage ratio and to maintain a minimum consolidated fixed charge coverage ratio. The Senior Secured Revolving Credit Facility also restricts our ability (subject to certain exceptions) to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and make other payments in respect of capital stock, make certain investments, sell assets, change its lines of business, enter into transactions with affiliates and other corporate actions.

As of March 31, 2012, we had $5.0 million outstanding under the Senior Secured Revolving Credit Facility, bearing interest at a rate of 3.00%, resulting in $257.5 million of undrawn commitments (without taking into account $273,000 outstanding under letters of credit). However, the credit agreement governing our Senior Secured Revolving Credit Facility contains restrictive covenants, including among other things, financial covenants which may limit the amount of borrowings available.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Working Capital Facilities

On September 29, 2010, our indirect wholly-owned subsidiary UK Independent Medical Systems ("UKIM") entered into a Sales Finance Agreement (the “UKIM SFA”) with Barclays Bank PLC (“Barclays”), pursuant to which Barclays will provide UKIM a working capital facility of up to £5,000,000, subject to the terms and conditions of the UKIM SFA. The working capital facility bears a discount margin of 2.5% over Base Rate (0.5% rate on March 31, 2012) and serves to finance UKIM’s unpaid account receivables. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of March 31, 2012, we had $6.6 million outstanding under the working capital facility, resulting in approximately $1.4 million in availability.

On May 12, 2011, our indirect wholly-owned subsidiary Premex entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays will provide Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on March 31, 2012) and serves to finance Premex’s unpaid account receivables. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of March 31, 2012, we had $30.0 million outstanding under the working capital facility, resulting in approximately $12.4 million in availability.

Senior Unsecured Notes

On July 19, 2011, we closed a private offering of $250.0 million in aggregate principal amount of 9.0% senior notes due 2019 (the “Senior Unsecured Notes”). The Senior Unsecured Notes were issued at a price of 100% of their principal amount. The Senior Unsecured Notes are senior obligations of ExamWorks and are guaranteed by ExamWorks’ existing and future U.S. subsidiaries (the "Guarantors"). A portion of the gross proceeds of $250.0 million were used to repay borrowings outstanding under our Senior Secured Revolving Credit Facility and pay related fees and expenses, and the remainder will be used for general corporate purposes, including acquisitions.

The Senior Unsecured Notes were issued under an Indenture, dated as of July 19, 2011 (the “Indenture”), among us, the Guarantors and U.S. Bank, National Association, as trustee (the “Trustee”).  The Senior Unsecured Notes are our general senior unsecured obligations, and rank equally with our existing and future senior unsecured obligations and senior to all of our further subordinated indebtedness. The Senior Unsecured Notes accrue interest at a rate of 9.0% per year, payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing January 15, 2012.

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

The Indenture includes covenants which, subject to certain exceptions, limits our ability and the ability of our restricted subsidiaries (as defined in the Indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, incur liens on assets of us or the restricted subsidiaries, engage in asset sales and enter into transactions with affiliates. Upon a change of control (as defined in the Indenture), we may be required to make an offer to repurchase the Senior Unsecured Notes at 101% of their principal amount, plus accrued and unpaid interest. The Indenture also contains customary events of default.

In connection with the issuance of the Senior Unsecured Notes, we and the Guarantors entered into a Registration Rights Agreement, dated as of July 19, 2011 (the “Registration Rights Agreement”). The Registration Rights Agreement requires us to register with the Securities and Exchange Commission (“SEC”) new 9.0% Senior Unsecured Notes due 2019 (the “Exchange Notes”) having substantially identical terms to the Senior Notes and to complete an exchange of the privately placed Senior Notes for the publicly registered Exchange Notes (the “Exchange Offer”) or, if the Exchange Offer cannot be effected, to file and keep effective a shelf registration statement for resale of the Senior Notes.  Failure to comply with the registration and exchange requirements set forth in the Registration Rights Agreement within the time periods specified therein would require us to pay additional interest on the Senior Unsecured Notes until any such failure to comply is cured.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

We filed a Registration Statement on Form S-4 (the “Registration Statement”) with the Securities and Exchange Commission on April 4, 2012 to effect the Exchange. The Registration Statement was declared effective by the SEC on April 30, 2012.  We expect to consummate the Exchange Offer and issue the Exchange Notes promptly after the expiration of the Exchange Offer on May 30, 2012.

Cash Flow Summary

Cash and cash equivalents were $8.5 million at March 31, 2012 as compared with $15.4 million at March 31, 2011.

Our cash flows from operating, investing and financing activities, as reported in our Consolidated Financial Statements included elsewhere in this report, are summarized as follows (in thousands):

	For the three months ended March 31,
	2011	2012
Net cash provided by operating activities	$6,266	$4,799
Net cash provided by (used in) investing activities	(189,596)	356
Net cash provided by (used in) financing activities	165,007	(5,181)
Exchange rate impact on cash and cash equivalents	80	76
Net increase (decrease) in cash and cash equivalents	$(18,243)	$50

Operating Activities. Net cash provided by operating activities was $4.8 million for the three months ended March 31, 2012 as compared with net cash provided by operating activities of $6.3 million for the three months ended March 31, 2011.  Net cash provided by operating activities for 2012 consisted of our net loss of $4.3 million and a net increase in working capital of approximately $7.1 million which was offset by net non-cash charges of $16.2 million (principally including $14.0 million in depreciation and amortization and $4.7 million in share-based compensation and $1.1 million in provision for bad debts, offset by a net decrease in deferred income taxes of $3.9 million). The increase in working capital primarily consisted of increases in accounts receivable in our U.K. business, prepaid expenses and other current assets and decreased accrued interest expense, offset by increased accrued accounts payable.

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

Investing Activities. Net cash provided by investing activities was $356,000 for the three months ended March 31, 2012 as compared with net cash used in investing activities of $189.6 million for the three months ended March 31, 2011.  The cash provided by investing activities for the three months ended March 31, 2012 consists of $908,000 provided through working capital and other acquisition-related settlements, offset by capital asset purchases of $552,000.

Net cash used in investing activities of $189.6 million for the three months ended March 31, 2011 consisted primarily of the use of $187.3 million, $2.0 million and $325,000 for cash paid for acquisitions, purchases of capital assets and other acquisition-related settlements, respectively.

Financing Activities. Net cash used in financing activities was $5.2 million for the three months ended March 31, 2012 compared with net cash provided by financing activities of $165.0 million for the three months ended March 31, 2011.  This use of cash was primarily driven by net repayments of $3.8 million under our working capital facilities, repayments of unsecured notes payable of $546,000, payment of deferred financing costs of $414,000 and repurchases of stock for treasury of $387,000.

The net cash provided by financing activities for the three months ended March 31, 2011 was primarily attributable to borrowings under the Senior Secured Revolving Credit Facility of $165.0 million, which was used to the fund the MES acquisition.

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

Contractual Obligations and Commitments

Our contractual cash payment obligations as of March 31, 2012 are set forth below (in thousands):

			Payments due by year ending December 31,
	Total	Period from April 1, 2012 through December 31, 2012	2013	2014	2015	2016	Thereafter
Amounts outstanding under senior unsecured notes payable	$250,000	$—	$—	$—	$—	$—	$250,000

Amounts outstanding under senior secured revolving credit facility	5,000	—	—	—	—	5,000	—

Operating leases	28,181	6,197	6,633	5,077	3,962	2,836	3,476

Amounts outstanding under working capital facilities	36,557	—	6,538	30,019	—	—	—

Subordinated unsecured notes payable and deferred payments	2,177	1,452	438	287	—	—	—

Total:	$321,915	$7,649	$13,609	$35,383	$3,962	$7,836	$253,476

As of March 31, 2012, we leased our office spaces for our corporate locations in Atlanta, Georgia and New York, New York and also for 44 of our 45 service centers in various cities under non-cancelable lease agreements. We own an office facility in Warren, Michigan.

We have certain contractual obligations including various debt agreements with requirements to make interest payments. Amounts outstanding under the Senior Unsecured Notes are subject to a fixed interest rate of 9.0% and interest is expected to be $22.5 million annually with semi-annual payments beginning in January 2012 and ending July 2019.  Additionally, certain amounts are subject to the level of borrowings in future periods and the interest rate for the applicable periods, and therefore the amounts of these payments are not determinable. Based upon amounts outstanding at March 31, 2012 and applicable interest rates currently ranging between 0.0% and 6.0%, interest amounts are expected to be approximately $943,000 for the nine months ended December 31, 2012, approximately $1.2 million for the year ended December 31, 2013, approximately $514,000 for the year ended December 31, 2014, and approximately $151,000 for the years ended December 31, 2015 and 2016.

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

Revenue Recognition

Revenue related to IMEs, peer reviews, bill reviews and administrative support services is recognized at the time services have been performed and the report is shipped to the end user. We believe that recognizing revenue at the time the report is shipped is appropriate because we meet the following four criteria in accordance with ASC 605-10-S25, Revenue Recognition: Overall, (i) persuasive evidence that an arrangement exists, (ii) shipment has occurred, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured. We report revenues net of any sales, use and value added taxes.

Revenue related to other IME services, including litigation support services and medical record retrieval services, where no report is generated, is recognized at the time the service is performed. We believe that recognizing revenue at the time the service is performed is appropriate because we meet the following four criteria in accordance with ASC 605-10-S25, (i) persuasive evidence that an arrangement exists, (ii) services have been rendered, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured.

Certain agreements with customers in the U.K. include provisions whereby collection of the amounts billed are contingent on the favorable outcome of the claim.  We have deemed these provisions to preclude revenue recognition at the time of sale, as collectability is not reasonably assured and the sales are contingent, and are deferring these revenues, net of estimated costs, until the case has been settled and the contingency has been resolved.  As of December 31, 2011, we had deferred $2.6 million in contingent revenues and $1.6 million in costs associated with the contingent revenues.  For the three months ended March 31, 2012, we deferred an additional $2.5 million in contingent revenues and $1.7 million in costs and expenses associated with contingent revenues.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Intangible assets, including client relationships, trade names, covenants not to compete and technology that have finite lives are amortized over their useful lives.

We performed our annual impairment review of goodwill in October 2011 and reviewed subsequent events through March 31, 2012 and determined that the carrying value of goodwill was not impaired as of year end. Further, we believe that there have been no facts or circumstances through the date of this filing that indicate an impairment of goodwill exists.

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

As of December 31, 2011, we had $2.4 million in estimated federal net operating losses (“NOLs”) to offset against future federal taxable income. These NOLs are subject to the change in control provisions in Section 382 of the Internal Revenue Code (“IRC Section 382”) and expire in 2030. As of December 31, 2011, we had estimated alternative minimum tax (“AMT”) credit carryforwards of $355,000 and $2.1 million in estimated foreign tax credits related to income taxes payable at certain of our business units located in the U.K., which may be used to offset future federal tax liabilities.

Additionally, we currently have significant deferred tax assets and other deductible temporary differences including basis differences between intangible assets. We do not provide a valuation allowance against our deferred tax assets as we believe that it is more likely than not that all of the deferred tax assets will be realized based on available evidence including scheduled reversal of deferred tax liabilities, projected future taxable income and other tax planning considerations.

We apply the provisions of ASC 740, Income Taxes (“ASC 740”), as it relates to uncertain tax positions. This guidance prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. ASC 740 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2011, the liability related to unrecognized tax benefits was approximately $308,000. We recorded an additional liability of $5,000 in the three months ended March 31, 2012, related to interest and penalties on prior year tax positions. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.

We are no longer subject to U.S. federal income or state tax return examinations by tax authorities before 2007 and 2006, respectively, which periods relate to certain acquired businesses. The Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax returns for 2009 during the second quarter of 2011 and in January of 2012, we received a closure letter from the IRS stating that no adjustments were identified. We operate in multiple taxing jurisdictions and face audits from various tax authorities. We remain subject to examination until the statute of limitations expires for the respective tax jurisdiction. We do not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next twelve months.

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

Our expected volatility assumptions are based on our peer group average implied volatility for 2009 and 2010 and are based upon our peer group median implied volatility for 2011. Expected life assumptions for 2009 and the first three quarters of 2010 are based upon the average of the “simplified” method as described in Securities and Exchange Commission Staff Accounting Bulletin No. 107, which is the midpoint between the vesting date and the end of the contractual term, and the contractual term of the option, in accordance with ASC 718, which states that if no amount within the range is more or less likely than any other amount, an average of the range (its expected value) should be used for those options issued significantly out-of-the-money, or the “simplified” method for those options issued in the fourth quarter of 2010 and through the first quarter of 2012 which were determined to be issued approximately at-the-money. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

In the first quarter of 2012, we issued approximately 2.3 million stock option awards. The weighted average fair value of each stock option was $4.23 per option and the aggregate fair value was $9.8 million. All of these awards vest over a three-year period. All of these options could vest earlier in the event of a change in control or merger or other acquisition. Share-based compensation expense related to stock options, shares of restricted stock and restricted stock units and expense related to a 2012 incentive compensation plan was $977,000 and $4.7 million for the three months ended March 31, 2011 and 2012, respectively, all of which was recorded in SGA expenses in 2011 and of which $744,000 and $4.0 million was recorded in costs of revenues and SGA, respectively in 2012.    At March 31, 2012, the unrecognized compensation expense related to stock option grants was $28.4 million with a remaining weighted average life of 1.8 years.

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

Our financial liabilities, which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy as of December 31, 2011 and March 31, 2012 were as follows:

	Level 1	Level 2	Level 3	Total
As of December 31, 2011
Financial instruments:
Interest rate swap	$—	$326	$—	$326
Contingent consideration	—	—	1,621	1,621

As of March 31, 2012
Financial instruments:
Interest rate swap	$—	$272	$—	$272
Contingent consideration	—	—	1,265	1,265

The fair value of the interest rate swap is determined using observable market inputs, such as current interest rates, and considers nonperformance risk of the Company and that of our counterparties.

The contingent consideration relates to earn-out provisions recorded in conjunction with certain acquisitions completed in 2009 and 2010.  Of the total decrease in fair value of the contingent consideration of $356,000 in 2012, $249,000 was settled as cash consideration to satisfy installments related to a 2009 acquisition, approximately $111,000 of the change in value relates to the release of a restriction associated with shares previously issued related to a 2009 acquisition and approximately $4,000 was recorded in interest and other expenses, net in the Consolidated Statements of Operations due to changes  in the fair value of the contingent consideration.

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. These amendments have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The common requirements are expected to result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are to be applied prospectively and are effective for fiscal years beginning after December 15, 2011.  We adopted these provisions effective January 1, 2012. Adoption of these provisions did not have a material impact on our consolidated financial position, results of operations and cash flows.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

In June and December 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”) and ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASC 220, Comprehensive Income), respectively. These update amend ASC Topic 220, “Comprehensive Income” to provide that total comprehensive income is to be be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders' equity or the footnotes is no longer allowed. The calculation of net income and basic and diluted net income per share is not affected. These ASUs are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011.  We adopted these provisions effective January 1, 2012 and the adoption of ASU 2011-05 did have a significant impact on our financial position, results of operations and cash flows.

In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists previously is necessary. The fair value calculation for goodwill is required unless the Company concludes, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted these provisions effective January 1, 2012.  Adoption of these provisions is not expected to have a material impact on our consolidated financial statements.

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

Interest Rate Risk. As of March 31, 2012, we had cash and cash equivalents totaling approximately $8.5 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $5.7 million were held in the U.S. Therefore, the U.S. amounts are insured in full through June 30, 2012 against bank failure under the Federal Deposit Insurance Corporation Temporary Liquidity Guarantee Program.

Our outstanding debts of $36.6 million and $5.0 million at March 31, 2012 related to indebtedness under our working capital facilities and Senior Secured Revolving Credit Facility, respectively, contain floating interest rates. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase in our variable rate debt would result in an increase of approximately $416,000 in our annual pre-tax net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at March 31, 2012.

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

Foreign Exchange Risk. As of March 31, 2012, we have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. dollar, including the Canadian dollar and the Pound Sterling. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently hedge our exposure to foreign currency exchange rate fluctuations given that the net difference between foreign currency denominated revenue and expenses is immaterial. In the future, however, we may hedge such exposure to foreign currency exchange rate fluctuations.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Issuances

None

Share Repurchases

During the quarter ended March 31, 2012, the Company repurchased 39,000 shares of common stock under the share repurchase program, as set forth in the following table.  These shares were repurchased at an average cost of $9.91 per share for a total cost of approximately $387,000.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1 - January 31	—	$—	—	$10,578,694
February 1 - February 29	—	$—	—	$10,578,694
March 1 - March 31	39,000	$9.91	39,000	$10,192,204
Total	39,000	$9.91	39,000	$10,192,204

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Dividend Policy

Since the Company’s incorporation in 2007, the Company has not declared or paid any dividends on its common stock.  The Company currently intends to retain all of the Company’s future earnings, if any, to finance the growth and development of the Company’s business and does not anticipate paying cash dividends for the foreseeable future.  The Company’s existing credit facility and the Indenture restricts the Company's ability to pay cash dividends, and any future financing agreements may restrict the Company from paying any type of dividends.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

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

3.1.1	Amended and Restated Certificate of Incorporation of ExamWorks (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 11, 2011).

3.1.2	Amended and Restated Bylaws of ExamWorks (incorporated by reference to Exhibit 3.2 to Form 10-K filed March 11, 2011).

4.1
Form of Common Stock Certificate of ExamWorks (filed as Exhibit 4.1 to Amendment No. 3 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2010 and incorporated by reference herein).

4.2
Indenture dated July 19, 2011, by and among ExamWorks Group, Inc., the Guarantors party thereto, and U.S. Bank, National Association, as Trustee (including Form of 9% Senior Unsecured Note Due 2019) (filed as Exhibit 4.1 to Form 8-K filed with the Securities and Exchange Commission on July 22, 2011 and incorporated by reference herein).

4.3
Registration Rights Agreement dated July 19, 2011 by and among ExamWorks Group, Inc., the Guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Initial Purchasers (filed as Exhibit 4.2 to Form 8-K filed with the Securities and Exchange Commission on July 22, 2011 and incorporated by reference herein).

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

4.4
Form of 9% Senior Unsecured Exchange Note Due 2019 and Form of Exchange Guarantee (filed as Exhibit 4.4 to From S-4 filed with the Securities and Exchange Commission on April 4, 2012 and incorporated by reference herein)

10.1
Third Amendment to Credit Agreement, dated as of February 27, 2012, by and among ExamWorks Group, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and Lenders party thereto (filed as Exhibit 10.19.4 to Form 10-K filed with the Securities and Exchange Commission on February 29, 2012 and incorporated by reference herein).

31.1	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101 SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementary copies of any omitted schedules to the Securities and Exchange Commission upon request.

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

EXAMWORKS GROUP, INC.

Date: May 9, 2012	By:	/s/ J. Miguel Fernandez de Castro
J. Miguel Fernandez de Castro
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)