Form 10-Q
period 2012-06-30
ExamWorks Group, Inc.
filed 2012-08-03
CIK 1498021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2012.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-34930

EXAMWORKS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2909425
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of August 1, 2012, ExamWorks Group, Inc. had 34,075,273 shares of Common Stock outstanding.

EXAMWORKS GROUP, INC.  AND SUBSIDIARIES
JUNE 30, 2012
FORM 10-Q QUARTERLY REPORT

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	December 31, 2011	June 30, 2012
Assets

Current assets:
Cash and cash equivalents	$8,416	$12,362
Accounts receivable, net	144,041	155,928
Other receivables	40	86
Prepaid expenses	4,487	3,773
Deferred tax assets	1,640	—
Other current assets	1,173	1,184

Total current assets	159,797	173,333

Property, equipment and leasehold improvements, net	8,918	10,345
Goodwill	300,260	304,615
Intangible assets, net	146,168	121,686
Deferred tax assets, noncurrent	—	9,169
Deferred financing costs, net	11,458	11,078
Other assets	438	459

Total assets	$627,039	$630,685

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$42,642	$41,526
Accrued expenses	28,410	44,594
Accrued interest expense	10,247	10,421
Deferred revenue	1,332	2,644
Current portion of subordinated unsecured notes payable	1,932	1,440
Deferred tax liability	—	470
Current portion of contingent earnout obligation	91	91
Other current liabilities	5,459	5,573

Total current liabilities	90,113	106,759

Senior unsecured notes payable	250,000	250,000
Senior secured revolving credit facility and working capital facilities	44,063	35,173
Long-term subordinated unsecured notes payable, less current portion	717	520
Long-term contingent earnout obligation, less current portion	86	86
Deferred tax liability, noncurrent	2,159	—
Other long-term liabilities	1,977	1,834

Total liabilities	389,115	394,372

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; Authorized 50,000,000 shares; no shares issued and outstanding at December 31, 2011 and June 30, 2012	—	—
Common stock, $0.0001 par value; Authorized 250,000,000 shares; issued and outstanding 34,090,618 and 34,034,211 shares at December 31, 2011 and June 30, 2012, respectively	3	3
Additional paid-in capital	268,162	274,751
Accumulated other comprehensive loss	(1,429)	(715)
Accumulated deficit	(21,549)	(29,179)
Treasury stock, at cost; 805,613 and 911,539 shares at December 31, 2011 and June 30, 2012, respectively	(7,263)	(8,547)

Total stockholders’ equity	237,924	236,313

Total liabilities and stockholders' equity	$627,039	$630,685

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2011	2012	2011	2012

Revenues	$106,742	$127,777	$173,330	$251,515
Costs and expenses:
Costs of revenues	70,508	84,223	114,077	165,396
Selling, general and administrative expenses	21,654	27,729	35,982	56,361
Depreciation and amortization	11,475	13,762	20,084	27,787
Total costs and expenses	103,637	125,714	170,143	249,544
Income from operations	3,105	2,063	3,187	1,971
Interest and other expenses, net:
Interest expense, net	3,018	6,556	4,200	13,018
Other income, net	—	(321)	—	(156)
Gain on interest rate swap	(27)	(61)	(197)	(115)
Realized foreign currency loss	223	—	223	—
Total interest and other expenses, net	3,214	6,174	4,226	12,747
Loss before income taxes	(109)	(4,111)	(1,039)	(10,776)
Benefit for income taxes	(37)	(804)	(408)	(3,146)
Net loss	$(72)	$(3,307)	$(631)	$(7,630)

Per share data:
Net loss per share:
Basic and diluted	$—	$(0.10)	$(0.02)	$(0.22)

Weighted average number of common shares outstanding:
Basic and diluted	34,222,475	34,074,137	33,489,308	34,080,121

Comprehensive Loss:
Net loss	$(72)	$(3,307)	$(631)	$(7,630)
Foreign currency translation adjustments, net of tax	(1,074)	(1,736)	(230)	714
Total comprehensive loss	$(1,146)	$(5,043)	$(861)	$(6,916)

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,

	2011	2012

Operating activities:
Net loss	$(631)	$(7,630)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on interest rate swap	(197)	(115)
Depreciation and amortization	20,084	27,787
Amortization of deferred rent	(106)	(114)
Share-based compensation	3,022	9,545
Excess tax benefit related to share-based compensation	(1,886)	—
Provision for doubtful accounts	610	1,434
Amortization of deferred financing costs	918	1,048
Deferred income taxes	(2,563)	(12,481)
Other	223	(896)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,623)	(13,802)
Prepaid expenses and other current assets	(689)	769
Accounts payable and accrued expenses	747	9,410
Accrued interest expense	1,191	168
Deferred revenue and customer deposits	(764)	1,314
Other liabilities	(943)	(215)
Net cash provided by operating activities	16,393	16,222
Investing activities:
Cash paid for acquisitions, net	(280,542)	—
Purchases of equipment and leasehold improvements, net	(2,634)	(2,955)
Working capital and other settlements for acquisitions	(1,636)	1,506
Net cash used in investing activities	(284,812)	(1,449)
Financing activities:
Borrowings under senior secured revolving credit facility	264,000	11,000
Proceeds from the exercise of options and warrants	1,313	328
Excess tax benefit related to share-based compensation	1,886	—
Purchases of stock for treasury	—	(387)
Payment of deferred financing costs	(1,838)	(624)
Repayments of subordinated unsecured notes payable	(1,027)	(759)
Net borrowings (repayments) under working capital facilities	37,794	(4,341)
Repayments under senior secured revolving credit facility	(60,000)	(16,000)
Other	(275)	(95)
Net cash provided by (used in) financing activities	241,853	(10,878)
Exchange rate impact on cash and cash equivalents	148	51
Net increase (decrease) in cash and cash equivalents	(26,418)	3,946
Cash and cash equivalents, beginning of period	33,624	8,416
Cash and cash equivalents, end of period	$7,206	$12,362

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for acquisitions	$45,386	$—

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,702	$12,083
Cash paid for income taxes	$1,773	$3,307

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

 (1)          Nature of Operations and Basis of Presentation

ExamWorks Group, Inc. (‘ExamWorks” or the “Company”) is a leading provider of independent medical examinations (“IMEs”), peer and bill reviews and related services (“IME services” or the “IME industry”). ExamWorks, Inc. was incorporated as a Delaware corporation on April 27, 2007. In 2008, ExamWorks, Inc. acquired three companies operating in the IME industry. In 2009, ExamWorks, Inc. acquired 11 other IME companies, including a provider of software solutions to the IME industry. In 2010, ExamWorks, Inc. acquired 14 additional IME companies. In 2011, ExamWorks, Inc. acquired nine other IME companies.  As of June 30, 2012, ExamWorks, Inc. operates out of 45 service centers serving all 50 United States, Canada and the United Kingdom. In June 2010, ExamWorks, Inc. effected a corporate reorganization creating a holding company, ExamWorks Group, Inc., with ExamWorks, Inc. becoming a wholly-owned subsidiary of ExamWorks Group, Inc. In the fourth quarter of 2010, the Company completed an Initial Public Offering (“IPO”) of 9.3 million shares of common stock.

The consolidated financial statements of the Company as of June 30, 2011 and 2012 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the Company's most recent fiscal year. The Company's December 31, 2011 Consolidated Balance Sheet was derived from audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, but does not include all disclosures required by GAAP. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the aforementioned Form 10-K. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The consolidated financial statements include the accounts of ExamWorks, its wholly-owned subsidiaries and other entities controlled by ExamWorks. Significant intercompany accounts and transactions have been eliminated in consolidation.

(2)           Summary of Significant Accounting Policies

(a)           Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on certain assumptions which they believe are reasonable in the circumstances and actual results could differ from those estimates. The more significant estimates reflected in these consolidated financial statements include purchase price allocations, useful lives of intangible assets, potential impairment of goodwill and intangible assets, the allowance for doubtful accounts, the valuation of deferred tax assets and the valuation of share-based compensation and derivative instruments.

(b)           Foreign Currencies

Assets and liabilities recorded in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the periods. Translation adjustments resulting from this process are recorded to other comprehensive income.

(c)           Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2011 and June 30, 2012.

(d)           Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts owed to the Company for services provided in the normal course of business and are reported net of allowance for doubtful accounts, which amounted to $2.7 million and $3.2 million as of December 31, 2011 and June 30, 2012, respectively. Generally, no collateral is received from customers and additions to the allowance are based on ongoing credit evaluations of customers with general credit experience being within the range of management’s expectations. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

(e)           Concentrations of Credit Risk

The Company routinely assesses the financial strength of its customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. For the three and six months ended June 30, 2011 and 2012, no individual customer accounted for more than 10% of revenues. At December 31, 2011 and June 30, 2012, there were no individual customers that accounted for greater than 10% of the accounts receivable balance.

As of June 30, 2012, the Company had cash and cash equivalents totaling approximately $12.4 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest-bearing transaction accounts, of which $8.5 million were held in such bank accounts in the U.S. The U.S. amounts are insured in full against bank failure through December 31, 2012 under section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which provides temporary unlimited deposit insurance coverage for non-interest-bearing transaction accounts at all FDIC-insured depository institutions.

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

(g)           Long-Lived Assets

In accordance with Impairment or Disposal of Long-Lived Assets, Subsections of Financial Accounting Standards Board (“FASB”) ASC Subtopic 360-10 (“ASC 360”), Property, Plant, and Equipment — Overall, long-lived assets, such as equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. At December 31, 2011 and June 30, 2012, no impairment was noted.

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

The Company performed its annual impairment review of goodwill in October of 2011 and it was determined that the carrying amount of goodwill was not impaired and there have been no subsequent developments that would indicate impairment exists as of December 31, 2011 and June 30, 2012. The goodwill impairment review will continue to be performed annually or more frequently if facts and circumstances warrant a review.

ASC 350 also requires that intangible assets with definite lives be amortized over their estimated useful lives. Currently, customer relationships, trade names, covenants not-to-compete and technology are amortized using the straight-line method over estimated useful lives.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

(i)           Deferred Financing Costs

In November 2010, the Company entered in to a senior secured revolving credit facility with Bank of America N.A. (“Senior Secured Revolving Credit Facility”) (see Note 10) and has incurred deferred financing costs through June 30, 2012 of $7.8 million, of which $1.8 million and $402,000 were incurred in the six months ended June 30, 2011 and 2012, respectively.  In July 2011, the Company reduced the aggregate revolving commitments under the Senior Secured Revolving Credit Facility by $37.5 million for a maximum commitment of $262.5 million.  In conjunction with this reduction, the Company recognized debt extinguishment costs of approximately $621,000 in July 2011 for the unamortized portion of the loan costs which were recorded as other interest expense.  Additionally, in July 2011, the Company closed a private offering of $250.0 million in aggregate principal amount of 9.0% senior notes due 2019 (“Initial Notes”). In June 2012, in accordance with the registration rights granted to the original purchasers of the Initial Notes, the Company completed an exchange offer of the privately placed Initial Notes for new 9.0% Senior Notes due 2019 (the “Exchange Notes,” and together with the Initial Notes, the “Senior Unsecured Notes”) registered with the SEC with substantially identical terms to the Initial Notes. The Company has incurred deferred financing costs of $7.0 million associated with the Senior Unsecured Notes, of which $240,000 were incurred in the six months ended June 30, 2012.

The deferred financing costs associated with the Senior Secured Revolving Credit Facility and the Senior Unsecured Notes will be amortized to interest expense over the five-year term of the facility, as amended, and the eight-year term of the notes, respectively, using the straight-line method which approximates the effective interest method.

For the three months ended June 30, 2011 and 2012, the Company amortized $528,000 and $534,000 to interest expense, respectively.  For the six months ended June 30, 2011 and 2012, the Company amortized $918,000 and $1.0 million to interest expense, respectively.

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

Certain agreements with customers in the U.K. include provisions whereby collection of the amounts billed are contingent on the favorable outcome of the claim.  The Company has deemed these provisions to preclude revenue recognition at the time of sale, as collectability is not reasonably assured and the sales are contingent, and is deferring these revenues, net of estimated costs, until the case has been settled and the contingency has been resolved.  As of December 31, 2011, the Company had deferred $2.6 million in contingent revenues and $1.6 million in costs associated with the contingent revenues.  For the six months ended June 30, 2012, the Company deferred an additional $5.4 million in contingent revenues and $4.0 million in costs and expenses associated with contingent revenues.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

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

For the six months ended June 30, 2011, the potentially dilutive securities include options and warrants exercisable into 7.3 million shares of common stock, 58,000 shares of common stock issuable to settle the equity component of an earnout obligation, and 135,000 shares of common stock issuable, at the holder’s option, to settle a subordinated unsecured note.  For the six months ended June 30, 2012, the potentially dilutive securities include options and warrants exercisable into 9.9 million shares of common stock and 68,000 shares of common stock issuable, at the holder’s option, to settle a subordinated unsecured note.

For the three and six months ended June 30, 2011 and 2012, all of the potentially dilutive securities were excluded from the calculation of shares applicable to loss per share, because their inclusion would have been anti-dilutive.

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

The fair value of stock option grants is determined using the Black-Scholes valuation model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in these employee stock options. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of its share-based awards.  The Company’s expected volatility assumptions are based on the Company’s peer group median implied volatility. Expected life assumptions are based upon the “simplified” method for those options issued in the first six months of 2012 which were determined to be issued approximately at-the-money. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The assumptions utilized for stock option grants during the six months ended June 30, 2012 were as follows:

	Six months ended June 30, 2012
Volatility	45.86	–	46.80%
Expected life (years)		6.00
Risk-free interest rate	1.04	–	1.15%
Dividend yield		–
Fair value	$4.23	–	5.47

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

In the first six months of 2012, the Company issued approximately 2.5 million stock option awards. The weighted average fair value of each stock option was $4.33 per option and the aggregate fair value was $10.9 million. All of these awards vest over a three-year period. Additionally, all these options could vest earlier in the event of a change in control or merger or other acquisition. Share-based compensation expense related to stock option awards was $2.0 million and $2.8 million for the three and six months ended June 30, 2011, respectively, of which $650,000 was included in costs of revenues in both periods and the remainder was recorded in selling, general and administrative (“SGA”) expenses. Share-based compensation expense related to stock option awards was $3.0 million and $6.0 million for the three and six months ended June 30, 2012, respectively, of which $750,000 and $1.5 million was included in costs of revenues, respectively, and $2.3 million and $4.5 million was recorded in SGA expenses, respectively.

At June 30, 2012, the unrecognized compensation expense related to stock option grants was $26.2 million, with a remaining weighted average life of 1.6 years.

A summary of option activity for the six months ended June 30, 2012 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	7,371,304	$12.48
Options granted	2,524,701	9.75
Options forfeited	(328,966)	16.09
Options exercised	(44,893)	7.35
Outstanding at June 30, 2012	9,522,146	$11.66	8.51	$35,709

Exercisable at June 30, 2012	3,626,119	$9.39	7.67	$20,776

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price of those options in-the-money multiplied by the number of options outstanding or exercisable. The total intrinsic value of stock options exercised during the six months ended June 30, 2012 was approximately $172,000.

During the six months ended June 30, 2012, the Company did not issue any restricted stock units or shares of restricted stock. The Company issued approximately 4,000 shares of common stock for vested restricted stock units with approximately 7,000 shares remaining to be issued upon vesting as of June 30, 2012. For the three and six months ended June 30, 2011, share-based compensation expense related to these awards was $94,000 and $193,000, respectively, all of which was recorded in SGA expenses. For the three and six months ended June 30, 2012, share-based compensation expense related to these awards was $149,000 and $298,000, respectively, all of which was recorded in SGA expenses. At December 31, 2011 and June 30, 2012, the unrecognized compensation expense related to restricted stock units and shares of restricted stock is $360,000 and $62,000, respectively, with a remaining weighted average life of 0.7 and 0.2 years, respectively.

During the three and six months ended June 30, 2012, the Company recorded share-based compensation expense of $1.7 million and $3.3 million, respectively, related to a 2012 incentive compensation plan, all of which was recorded in SGA expenses. Share-based compensation expense related to the plan will be recorded during the year ended December 31, 2012, with the settlement occurring thereafter via an indeterminate number of restricted stock units. There was no share-based compensation expense recorded related to incentive compensation plans in the three and six months ended June 30, 2011.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

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

The Company’s financial liabilities, which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy at December 31, 2011 and June 30, 2012, and are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2011
Financial instruments:
Interest rate swap	$—	$326	$—	$326
Contingent consideration	—	—	1,621	1,621

As of June 30, 2012
Financial instruments:
Interest rate swap	$—	$211	$—	$211
Contingent consideration	—	—	1,277	1,277

The fair value of the interest rate swap is determined using observable market inputs, such as current interest rates, and considers nonperformance risk of the Company and that of its counterparties.

The contingent consideration relates to earn-out provisions recorded in conjunction with certain acquisitions completed in 2009 and 2010.  Of the total decrease in fair value of the contingent consideration of $344,000 in 2012, $249,000 was settled as cash consideration to satisfy installments related to a 2009 acquisition, approximately $111,000 of the change in value relates to the release of a restriction associated with shares previously issued related to a 2009 acquisition and approximately $16,000 was recorded in interest and other expenses, net in the Consolidated Statements of Operations due to changes  in the fair value of the contingent consideration.

In February 2007, the FASB issued authoritative guidance codified as ASC 825, which permits entities to choose to measure many financial instruments and certain other items at fair value. This provision of ASC 825 is effective for fiscal years beginning after November 15, 2007. As the Company did not elect the fair value option, the adoption of this provision of ASC 825 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows for the year and six months ended December 31, 2011 and June 30, 2012, respectively.

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

In June and December 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”) and ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASC 220, Comprehensive Income), respectively. These update amend ASC Topic 220, “Comprehensive Income” to provide that total comprehensive income is to be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders' equity or the footnotes is no longer allowed. The calculation of net income and basic and diluted net income per share is not affected. These ASUs are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011.  The Company adopted these provisions effective January 1, 2012 and the adoption of ASU 2011-05 did not have a significant impact on its financial position, results of operations and cash flows.

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

(3)           Acquisitions

ExamWorks operates in a highly fragmented industry and has completed numerous acquisitions since July 14, 2008. A key component of ExamWorks’ acquisition strategy is growth through acquisitions that expand its geographic coverage, provide new or complementary lines of business, expand its portfolio of services and increase its market share.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

(a)           2011 Acquisitions

MES Group Acquisition

On February 28, 2011, the Company completed the acquisition of 100% of the outstanding stock of MES Group, Inc. (“MES”) for aggregate consideration of $215.0 million, comprised of $175.0 million cash consideration, 1,424,501 shares of Company common stock with a fair value of $30.0 million  (using a value of  $21.07 per share, the closing price of the Company’s common stock on February 28, 2011), and $10.0 million of assumed indebtedness under MES’ credit facility, which was paid off at closing. In conjunction with the MES acquisition, the Company incurred transaction costs of $2.0 million, of which $82,000 and $521,000 were incurred in the three and six months ended June 30, 2011, respectively and none of which were incurred in the three and six months ended June 30, 2012, and are reported in SGA expenses in the Company’s accompanying Consolidated Statements of Operations.  The MES acquisition broadened the Company’s product portfolio and customer base and increased the Company’s market share in the U.S.

The final allocation of consideration for the MES acquisition is summarized as follows (in thousands):

	Preliminary purchase price allocation December 31, 2011	Adjustments/ reclassifications	Final purchase price allocation June 30, 2012
Building, equipment and leasehold improvements	$1,800	$—	$1,800
Customer relationships	38,190	—	38,190
Tradename	17,426	—	17,426
Covenants not to compete	511	—	511
Technology	762	—	762
Goodwill	159,988	2,048	162,036
Net deferred tax liability associated with step-up in book basis	(18,244)	693	(17,551)
Assets acquired and liabilities assumed, net	14,581	(2,741)	11,840
Totals	$215,014	$—	$215,014

In the first quarter of 2012, the Company finalized the purchase price allocation with limited adjustments to the purchase price. The goodwill and other intangible assets resulting from the MES acquisition are not expected to be deductible for tax purposes.

Premex Group Acquisition

On May 10, 2011, the Company completed the acquisition of 100% of the outstanding share capital of Premex Group Limited (“Premex”) for $108.4 million.  The Company paid total consideration consisting of $66.5 million in cash, 661,610 shares of Company common stock with a fair value of approximately $15.1 million (using a value of $22.85 per share, the closing price of the Company’s common stock on May 10, 2011) and $26.8 million of assumed indebtedness under Premex’s receivables facility which was paid off at closing.   In conjunction with the Premex acquisition, the Company incurred transaction costs of $646,000, of which $615,000 and $643,000 were incurred in the three and six months ended June 30, 2011, respectively and none of which were incurred in the three and six months ended June 30, 2012, and are reported in SGA expenses in the Company’s accompanying Consolidated Statements of Operations.  The Premex acquisition increased the Company’s market share in the U.K. and broadened the Company’s product portfolio and customer base in the U.K.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

The final allocation of consideration for the Premex acquisition is summarized as follows (in thousands):

	Preliminary purchase price allocation December 31, 2011	Adjustments/ reclassifications	Final purchase price allocation June 30, 2012
Equipment and leasehold improvements	$650	$—	$650
Customer relationships	32,886	—	32,886
Tradename	10,602	—	10,602
Covenants not to compete	109	—	109
Technology	2,356	—	2,356
Goodwill	28,131	3,686	31,817
Net deferred tax asset (liability) associated with step-up in book basis	603	(3,695)	(3,092)
Assets acquired and liabilities assumed, net	33,019	9	33,028
Totals	$108,356	$—	$108,356

In the second quarter of 2012, the Company finalized the purchase price allocation with limited adjustments to the purchase price. The goodwill and other intangible assets resulting from the Premex acquisition are expected to be deductible for tax purposes.

Other 2011 Acquisitions

Additionally, in 2011, the Company completed the following individually insignificant acquisitions with an aggregate purchase price of $44.6 million, comprised of $43.2 million cash consideration less cash acquired of $564,000, and 214,926 shares of the Company’s common stock with an estimated fair value of $2.0 million. In conjunction with the other 2011 acquisitions, the Company incurred transaction costs of $639,000 of which $102,000 and $106,000 were incurred in the three and six months ended June 30, 2011, respectively.  The Company incurred transaction costs of $14,000 and $35,000 in the three and six months ended June 30, 2012.  These amounts are reported in SGA expenses in the Company’s accompanying Consolidated Statements of Operations. These acquisitions expanded the geographic coverage and, to a lesser extent, enhanced the service offering of the Company.

Company name	Form of acquisition	Date of acquisition
National IME Centres Inc.	100% of the outstanding common stock	February 18, 2011
MLS Group of Companies, Inc.	100% of the outstanding common stock	September 28, 2011
Medicolegal Services, Inc.	Substantially all of the assets and assumed certain liabilities	September 28, 2011
North York Rehabilitation Centre Inc.	Substantially all of the assets and assumed certain liabilities	October 3, 2011
Capital Vocational Specialists Inc.	Substantially all of the assets and assumed certain liabilities	October 3, 2011
Matrix Health Management Inc.	Substantially all of the assets and assumed certain liabilities	October 24, 2011
Bronshvag	Substantially all of the assets and assumed certain liabilities	October 27, 2011

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

The preliminary allocation of consideration for these acquisitions is summarized as follows (in thousands):

	Preliminary purchase price allocation December 31, 2011	Adjustments/ reclassifications	Preliminary purchase price allocation June 30, 2012
Equipment and leasehold improvements	$213	$—	$213
Customer relationships	18,577	—	18,577
Tradename	2,989	—	2,989
Covenants not to compete	197	—	197
Technology	334	—	334
Goodwill	21,500	(1,678)	19,822
Net deferred tax liability associated with step-up in book basis	(356)	50	(306)
Assets acquired and liabilities assumed, net	2,598	129	2,727
Totals	$46,052	$(1,499)	$44,553

In 2012, the Company recorded adjustments to working capital resulting in a reduction of total consideration paid of $1.5 million. Goodwill of $18.3 million and other intangible assets of $20.8 million are expected to be deductible for tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change.  Such changes are not expected to be significant.  The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

(b)           Pro forma Financial Information

The unaudited pro forma results of operations for the three and six months ended June 30, 2011 assumes that the 2011 acquisitions were completed on January 1, 2010. There were no acquisitions completed in the three and six months ended June 30, 2012 and thus there are no differences between the reported and pro forma results of operations.

For the three and six months ended June 30, 2011, pro forma revenues were $126.9 million and $248.1 million, respectively.  For the three and six months ended June 30, 2011, pro forma net income was $993,000 and $836,000, respectively.  For the three and six months ended June 30, 2011, pro forma net income per share, on both a basic and diluted basis, was $0.03 and $0.02 per share, respectively.

For the three and six months ended June 30, 2011, the pro forma results include adjustments to reflect additional interest expense of $1.3 million and $4.6 million, respectively associated with the funding of the acquisitions assuming that acquisition related debt was incurred on January 1, 2010. In addition, incremental depreciation and amortization expense was recorded as if the acquisitions had occurred on January 1, 2010 and amounted to $2.6 million and $8.4 million for the three and six months ended June 30, 2011, respectively. Finally, adjustments of $4.7 million and $9.9 million were made to SGA expenses for the three and six months ended June 30, 2011, respectively, principally related to certain salary and other personal expenses attributable to the previous owners of the acquired businesses. These adjustments represent contractual reductions and are considered to be non-recurring and are not expected to have a continuing impact on the operations of the Company.

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective as of January 1, 2010 or of future operations of the Company.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

(4)           Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements at December 31, 2011 and June 30, 2012, consist of the following (in thousands):

	Estimated useful lives	December 31, 2011	June 30, 2012
Building	15 years	$600	$600
Computer and office equipment	3 years	10,742	14,207
Furniture and fixtures	3 to 5 years	1,682	2,042
Leasehold improvements	Lease term	627	861
		13,651	17,710
Less accumulated depreciation and amortization		4,733	7,365
Total		$8,918	$10,345

Depreciation expense for the three and six months ended June 30, 2011 was $954,000 and $1.7 million, respectively. Depreciation expense for the three and six months ended June 30, 2012 was $1.4 million and $2.6 million, respectively.

(5)           Goodwill and Intangible Assets

Goodwill at December 31, 2011 and June 30, 2012 consists of the following (in thousands):

	December 31, 2011	June 30, 2012
Balance at beginning of period	$90,582	$300,260
Goodwill acquired during the period	209,619	—
Adjustments to prior year acquisitions	1,799	4,056
Effect of foreign currency translation	(1,740)	299
Balance at end of period	$300,260	$304,615

Intangible assets at December 31, 2011 and June 30, 2012, consist of the following (in thousands):

				December 31, 2011
	Estimated useful lives (months)			Gross carrying amount	Accumulated amortization	Net carrying carrying value
Amortizable intangible assets:
Customer relationships	40	to	60	$157,826	$(50,438)	$107,388
Tradenames	45	to	84	48,046	(13,277)	34,769
Covenants not to compete		36		2,784	(1,587)	1,197
Technology	24	to	40	6,750	(3,936)	2,814
Totals				$215,406	$(69,238)	$146,168

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

				June 30, 2012
	Estimated useful lives (months)			Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	40	to	60	$158,338	$(68,712)	$89,626
Tradenames	45	to	84	48,185	(18,473)	29,712
Covenants not to compete		36		2,789	(1,975)	814
Technology	24	to	40	6,773	(5,239)	1,534
Totals				$216,085	$(94,399)	$121,686

For the three and six months ended June 30, 2011, the aggregate intangible amortization expense was $10.5 million and $18.4 million, respectively. For the three and six months ended June 30, 2012, the aggregate intangible amortization expense was $12.4 million and $25.2 million, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Amount
Six months ended December 31, 2012	$24,127
Year ended December 31:
2013	43,005
2014	27,060
2015	18,473
2016	6,117
Thereafter	2,904
Total	$121,686

(6)           Accrued Expenses

Accrued expenses at December 31, 2011 and June 30, 2012 consist of the following (in thousands):

	December 31, 2011	June 30, 2012
Accrued compensation and benefits	$3,323	$8,283
Accrued selling and professional fees	4,112	6,289
Accrued income and other taxes	1,546	7,431
Accrued medical panel fees	1,880	2,992
Accrued value added tax	15,812	17,756
Other accrued expenses	1,737	1,843
Total	$28,410	$44,594

(7)           Stockholders’ Equity

During the six months ended June 30, 2012, the Company issued approximately 45,000 shares of common stock to settle stock options exercised during the period.

During the six months ended June 30, 2012, the Company issued approximately 5,000 shares of common stock to settle vested restricted stock units granted in the prior year to an outside consultant as compensation to be provided in the upcoming year.  The Company records the expense related to these awards in SGA expenses over the requisite service period.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

During the six months ended June 30, 2012, the Company repurchased approximately 39,000 shares of its common stock under its share repurchase program.  These shares were repurchased at an average cost of $9.91 per share for a total cost of approximately $387,000.

During the six months ended June 30, 2012, in connection with the post-acquisition performance provisions of a 2010 acquisition agreement, the Company recovered approximately 67,000 shares of its common stock with a value of $897,000. These shares of common stock are held as treasury shares as of June 30, 2012.

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

(8)           Related Party Transactions

The Senior Secured Revolving Credit Facility contains a provision requiring the Company to use a third party to perform financial due diligence for acquisitions exceeding a certain size. With the approval of the senior lender, the Company engaged RedRidge Finance Group (“RedRidge”) to assist it with financial due diligence and incurred $143,000 and $187,000  in fees pertaining to acquisition-related work performed during the three and six months ended June 30, 2011, respectively.  The Company incurred $120,000 in fees pertaining to acquisition-related work performed during the three and six months ended June 30, 2012.   P&P Investment, LLC (“P&P”), a company owned by Richard Perlman and James Price, the Executive Chairman and Chief Executive Officer, respectively, of the Company, is a minority owner and lender of RedRidge.  P&P, Mr. Perlman and Mr. Price have waived any ownership right P&P had to any portion of the diligence fees paid by the Company to RedRidge.

In June 2010, the Company entered into a lease agreement with Compass Partners, L.L.C. (“Compass”) for corporate office space located at 655 Madison Avenue, 23rd Floor, New York, NY. Pursuant to the lease, which runs from April 1, 2010 through June 30, 2014, the Company paid Compass a rental fee of $10,080 per month in 2010, which fee is subject to increase based on a proportionate pass through of base rent increases and increases for property taxes and building operating expenses. In the three and six months ended June 30, 2011, the Company paid Compass $35,000 and $68,000 in rental payments, respectively.   In the three and six months ended June 30, 2012, the Company paid Compass $31,000 and $63,000 in rental payments, respectively. Compass is owned by Richard Perlman, the Company’s Executive Chairman.

(9)           Commitments and Contingencies

(a)           Lease Commitments

The Company and its subsidiaries lease office space and office related equipment under noncancelable operating leases with various expiration dates from 2012 through 2019.

Future minimum lease payments under the operating leases for the six months ended December 31, 2012 and in each of the years subsequent to December 31, 2012 are as follows (in thousands):

Amount
Six months ended December 31, 2012	$3,961
Year ended December 31:
2013	7,031
2014	5,636
2015	4,458
2016	3,228
Thereafter	4,628
Total	$28,942

Related rent expense for the three and six months ended June 30, 2011 was $2.2 million and $3.7 million, respectively. Related rent expense for the three and six months ended June 30, 2012 was $2.4 million and $4.7 million, respectively.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)
(b)           Employee Benefit Plans

The Company and its subsidiaries sponsor separate voluntary defined contribution pension plans under Section 401(k) of the Internal Revenue Code. The plans cover substantially all employees that meet specific age and length of service requirements. The Company and its subsidiaries have various matching and vesting arrangements within their individual plans. The Company did not record any compensation expense related to these plans for the three and six months ended June 30, 2011.  For the three and six months ended June 30, 2012, the Company recorded $133,000 and $231,000 in compensation expense related to these plans.

(c)           Letters of Credit

As of December 31, 2011 and June 30, 2012, the Company had $190,000 and $83,000 outstanding under letters of credit which are used to secure two of the Company’s leased office facilities.

(10)         Long-Term Debt

	December 31, 2011	June 30, 2012
	(In thousands)
Senior Unsecured Notes Payable (a)	$250,000	$250,000
Senior Secured Revolving Credit Facility, Bank of America, N.A. (b)	5,000	—
Working capital facilities, Barclays (c)	39,063	35,173
Various subordinated unsecured notes payable; maturing at various dates from 2011 through 2014 (d)	2,649	1,960
	296,712	287,133
Less current portion	1,932	1,440
	$294,780	$285,693

(a)        On July 19, 2011, the Company closed a private offering of $250.0 million in aggregate principal amount of 9.0% senior notes due 2019 (the “Initial Notes”). The Initial Notes were issued at a price of 100% of their principal amount. The Initial Notes are senior obligations of ExamWorks and are guaranteed by ExamWorks’ existing and future U.S. subsidiaries (the “Guarantors”). In June 2012, in accordance with the registration rights granted to the original purchasers of the Initial Notes, the Company completed an exchange offer of the privately placed Initial Notes for new 9.0% senior notes due 2019 (the “Exchange Notes,” and together with the Initial Notes, the “Senior Unsecured Notes”) registered with the SEC with substantially identical terms to the Initial Notes. A portion of the gross proceeds of $250.0 million were used to repay borrowings outstanding under the Company’s Senior Secured Revolving Credit Facility and pay related fees and expenses, and the remainder was used for general corporate purposes, including acquisitions.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

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

(b)     The Company entered into a credit agreement dated November 2, 2010 with Bank of America, N.A (the “Senior Secured Revolving Credit Facility”). The Senior Secured Revolving Credit Facility initially consisted of a $180.0 million revolving credit facility. The Senior Secured Revolving Credit Facility is available to finance the Company’s acquisition program and working capital needs. On February 9, 2011, the Company exercised the accordion feature of the Senior Secured Revolving Credit Facility, increasing the facility from $180.0 million to $245.0 million.

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

On February 27, 2012, the Company entered into a third amendment to its Senior Secured Revolving Credit Facility (the “Third Amendment”). The Third Amendment amended the Senior Secured Revolving Credit Facility as to the definitions of consolidated fixed charges and consolidated fixed charge coverage ratio and does not permit the consolidated fixed charge coverage ratio as of the end of any fiscal quarter to be less than (i) for any fiscal quarter ending during the period from December 31, 2011 to and including September 30, 2012, 1.75 to 1.00 and (ii) for any fiscal quarter ending thereafter, 2.00 to 1.00.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

As of June 30, 2012, the Company had no borrowings outstanding under the Senior Secured Revolving Credit Facility, resulting in $262.5 million of undrawn commitments (without taking into account $83,000 outstanding under letters of credit). However, the credit agreement governing the Company’s Senior Secured Revolving Credit Facility contains restrictive covenants, including among other things, financial covenants which may limit the amount of borrowings available.

(c)           On September 29, 2010, the Company’s indirect wholly-owned subsidiary UK Independent Medical Services (“UKIM”) entered into a Sales Finance Agreement (the “UKIM SFA”) with Barclays Bank PLC (“Barclays”), pursuant to which Barclays will provide UKIM a working capital facility of up to £5,000,000, subject to the terms and conditions of the UKIM SFA. The working capital facility bears a discount margin of 2.5% over Base Rate (0.5% rate on June 30, 2012) and serves to finance UKIM’s unpaid account receivables. The working capital facility has a minimum term of 36 months. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of June 30, 2012, the Company had $6.1 million outstanding under the working capital facility, resulting in approximately $1.7 million in availability.

On May 12, 2011, the Company’s indirect wholly-owned subsidiary Premex entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays will provide Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on June 30, 2012) and serves to finance Premex’s unpaid account receivables. The working capital facility has a minimum term of 36 months. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of June 30, 2012, the Company had $29.1 million outstanding under the working capital facility, resulting in approximately $12.3 million in availability.

(d)           During 2009 and 2010, the Company issued seller debt in the form of subordinated unsecured notes payable with an estimated fair value of approximately $6.9 million relating to certain acquisitions.  These notes are unsecured and subordinated to the Senior Secured Revolving Credit Facility and the Senior Unsecured Notes issued in July 2011. Five notes payable totaling $4.4 million bear interest at 6.0%, and are payable quarterly with amounts ranging between $50,000 and $76,000, with maturity dates through March 2013. The remaining balance of the notes payable, $2.5 million, are noninterest bearing and are payable annually with amounts ranging between $250,000 and $750,000, maturing through 2014. The Company made principal payments totaling $734,000 during the six months ended June 30, 2012.

As of June 30, 2012, future maturities of long-term debt were as follows (in thousands):

Amount
Six months ended December 31, 2012	$1,228
Year ended December 31:
2013	6,564
2014	29,341
2015	—
2016	—
Thereafter	250,000
Total	$287,133

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

In August 2008, in order to protect against interest rate exposure on its variable-rate debt, the Company entered into an interest rate swap to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed interest rate of 4.36% with a notional amount of $6.6 million and $5.7 million as of December 31, 2011 and June 30, 2012, respectively. The Company did not meet the criteria for hedge accounting under ASC 815, thus the difference between its amortized cost and its fair value resulted in an unrealized gain for the six months ended June 30, 2011 and 2012 of $197,000 and $115,000 respectively, and such amount was reported in interest and other expenses, net on the accompanying Consolidated Statements of Operations.

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

As of December 31, 2011, the liability related to unrecognized tax benefits was $308,000. The Company recorded an additional liability for unrecognized tax benefits in the six months ended June 30, 2012 of $9,000 related to acquired liabilities for unrecognized tax benefits and interest and penalties on prior year tax positions.  The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

The following table summarizes the activity related to the unrecognized tax benefits for the period ended June 30, 2012 (in thousands):

Balance at January 1, 2012	$308
Increase to prior year tax positions	9
Increase to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—
Decrease related to settlements	—
Balance at June 30, 2012	$317

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

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

	For the three months ended June 30,		For the six months ended June 30,
	2011	2012	2011	2012
Revenues:
United States	$82,685	$88,463	$139,543	$175,657
Canada	5,597	7,018	10,297	13,904
United Kingdom	18,460	32,296	23,490	61,954
Total	$106,742	$127,777	$173,330	$251,515

	December 31, 2011	June 30, 2012
Long-lived assets: (1)
United States	$340,955	$329,191
Canada	42,377	36,970
United Kingdom	72,452	70,944
Total	$455,784	$437,105

(1)	Long-lived assets are noncurrent assets excluding deferred tax assets and deferred financing costs.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

(14)         Condensed Consolidating Financial Information of Guarantor Subsidiaries

The Company has outstanding certain indebtedness that is guaranteed by all of its U.S. subsidiaries. However, the indebtedness is not guaranteed by the Company’s foreign subsidiaries. The guarantor subsidiaries are wholly owned and the guarantees are made on a joint and several basis, and are full and unconditional. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of December 31, 2011 and June 30, 2012, and for the three and six months ended June 30, 2011 and 2012 is presented below. The Company (issuer of the Senior Unsecured Notes) was formed in June 2010 to implement a holding company organizational structure. As a result, all operating activities are conducted through the Company’s wholly-owned subsidiaries.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the Three Months Ended June 30, 2011
(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals

Revenues	$82,685	$24,057	$—	$106,742
Costs and expenses:
Costs of revenues	56,202	14,306	—	70,508
Selling, general and administrative expenses	14,801	6,853	—	21,654
Depreciation and amortization	8,565	2,910	—	11,475
Total costs and expenses	79,568	24,069	—	103,637
Income (loss) from operations	3,117	(12)	—	3,105
Interest and other expenses, net	2,104	1,110	—	3,214
Income (loss) before income taxes	1,013	(1,122)	—	(109)
Provision (benefit) for income taxes	226	(263)	—	(37)
Net income (loss)	$787	$(859)	$—	$(72)

Comprehensive Income (Loss):
Net income (loss)	$787	$(859)	$—	$(72)
Foreign currency translation adjustments, net of tax	—	(1,074)	—	(1,074)
Total comprehensive income (loss)	$787	$(1,933)	$—	$(1,146)

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the Six Months Ended June 30, 2011
(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals

Revenues	$139,543	$33,787	$—	$173,330
Costs and expenses:
Costs of revenues	94,064	20,013	—	114,077
Selling, general and administrative expenses	26,895	9,087	—	35,982
Depreciation and amortization	15,721	4,363	—	20,084
Total costs and expenses	136,680	33,463	—	170,143
Income from operations	2,863	324	—	3,187
Interest and other expenses, net	2,534	1,692	—	4,226
Income (loss) before income taxes	329	(1,368)	—	(1,039)
Benefit for income taxes	(92)	(316)	—	(408)
Net income (loss)	$421	$(1,052)	$—	$(631)

Comprehensive Income (Loss):
Net income (loss)	$421	$(1,052)	$—	$(631)
Foreign currency translation adjustments, net of tax	—	(230)	—	(230)
Total comprehensive income (loss)	$421	$(1,282)	$—	$(861)

Condensed Consolidating Statement of Operations and Comprehensive Loss for the Three Months Ended June 30, 2012
(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals

Revenues	$88,462	$39,315	$—	$127,777
Costs and expenses:
Costs of revenues	62,307	21,916	—	84,223
Selling, general and administrative expenses	15,424	12,305	—	27,729
Depreciation and amortization	8,682	5,080	—	13,762
Total costs and expenses	86,413	39,301	—	125,714
Income from operations	2,049	14	—	2,063
Interest and other expenses, net	5,142	1,032	—	6,174
Loss before income taxes	(3,093)	(1,018)	—	(4,111)
Benefit for income taxes	(761)	(43)	—	(804)
Net loss	$(2,332)	$(975)	$—	$(3,307)

Comprehensive Loss:
Net loss	$(2,332)	$(975)	$—	(3,307)
Foreign currency translation adjustments, net of tax	—	(1,736)	—	(1,736)
Total comprehensive loss	$(2,332)	$(2,711)	$—	(5,043)

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Loss for the Six Months Ended June 30, 2012
(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals

Revenues	$175,657	$75,858	$—	$251,515
Costs and expenses:
Costs of revenues	122,722	42,674	—	165,396
Selling, general and administrative expenses	32,446	23,915	—	56,361
Depreciation and amortization	17,401	10,386	—	27,787
Total costs and expenses	172,569	76,975	—	249,544
Income (loss) from operations	3,088	(1,117)	—	1,971
Interest and other expenses, net	10,454	2,293	—	12,747
Loss before income taxes	(7,366)	(3,410)	—	(10,776)
Provision (benefit) for income taxes	(3,246)	100	—	(3,146)
Net loss	$(4,120)	$(3,510)	$—	$(7,630)

Comprehensive Loss:
Net loss	$(4,120)	$(3,510)	$—	(7,630)
Foreign currency translation adjustments, net of tax	—	714	—	714
Total comprehensive loss	$(4,120)	$(2,796)	$—	(6,916)

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2011
(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals
Assets

Current assets:
Cash and cash equivalents	$6,044	$2,372	$—	$—	$8,416
Accounts receivable, net	44,690	99,351	—	—	144,041
Other receivables	26	14	—	—	40
Prepaid expenses	2,694	1,793	—	—	4,487
Deferred tax assets	1,373	267	—	—	1,640
Other current assets	14	1,159	—	—	1,173

Total current assets	54,841	104,956	—	—	159,797

Property, equipment and leasehold improvements, net	7,745	1,173	—	—	8,918
Goodwill	240,252	60,008	—	—	300,260
Intangible assets, net	84,833	61,335	—	—	146,168
Deferred tax assets, noncurrent	—	1,913	—	(1,913)	—
Deferred financing costs, net	—	—	11,458	—	11,458
Other assets	438	—	—	—	438

Total assets	$388,109	$229,385	$11,458	$(1,913)	$627,039

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$16,728	$25,914	$—	$—	$42,642
Accrued expenses	4,272	24,138	—	—	28,410
Accrued interest expense	—	3,236	7,011	—	10,247
Deferred revenue	192	1,140	—	—	1,332
Current portion of subordinated unsecured notes payable	1,932	—	—	—	1,932
Current portion of contingent earnout obligation	91	—	—	—	91
Other current liabilities	2,925	2,534	—	—	5,459

Total current liabilities	26,140	56,962	7,011	—	90,113

Senior unsecured notes payable	—	—	250,000	—	250,000
Senior secured revolving credit facility and working capital facilities	—	39,063	5,000	—	44,063
Long-term subordinated unsecured notes payable, less current portion	717	—	—	—	717
Long-term contingent earnout obligation, less current portion	86	—	—	—	86
Deferred tax liability, noncurrent	4,072	—	—	(1,913)	2,159
Other long-term liabilities	1,691	286	—	—	1,977
Total liabilities	32,706	96,311	262,011	(1,913)	389,115

Commitments and contingencies

Stockholders’ equity (deficit) (1)	355,403	133,074	(250,553)	—	237,924

Total liabilities and stockholders' equity (deficit)	$388,109	$229,385	$11,458	$(1,913)	$627,039

(1) Includes intercompany investments in subsidiaries

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

Condensed Consolidating Balance Sheet as of June 30, 2012
(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals
Assets

Current assets:
Cash and cash equivalents	$8,516	$3,846	$—	$—	$12,362
Accounts receivable, net	45,307	110,621	—	—	155,928
Other receivables	49	37	—	—	86
Prepaid expenses	1,377	2,396	—	—	3,773
Other current assets	13	1,171	—	—	1,184

Total current assets	55,262	118,071	—	—	173,333

Property, equipment and leasehold improvements, net	9,191	1,154	—	—	10,345
Goodwill	242,101	62,514	—	—	304,615
Intangible assets, net	69,751	51,935	—	—	121,686
Deferred tax assets, noncurrent	5,717	3,452	—	—	9,169
Deferred financing costs, net	—	—	11,078	—	11,078
Other assets	459	—	—	—	459

Total assets	$382,481	$237,126	$11,078	$—	$630,685

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$13,592	$27,934	$—	$—	$41,526
Accrued expenses	14,289	30,305	—	—	44,594
Accrued interest expense	—	5,424	4,997	—	10,421
Deferred revenue	176	2,468	—	—	2,644
Current portion of subordinated unsecured notes payable	1,440	—	—	—	1,440
Deferred tax liability	154	316	—	—	470
Current portion of contingent earnout obligation	91	—	—	—	91
Other current liabilities	2,637	2,936	—	—	5,573

Total current liabilities	32,379	69,383	4,997	—	106,759
Senior unsecured notes payable	—	—	250,000	—	250,000
Senior secured revolving credit facility and working capital facilities	—	35,173	—	—	35,173
Long-term subordinated unsecured notes payable, less current portion	520	—	—	—	520
Long-term contingent earnout obligation, less current portion	86	—	—	—	86
Other long-term liabilities	1,461	373	—	—	1,834

Total liabilities	34,446	104,929	254,997	—	394,372

Commitments and contingencies

Stockholders’ equity (deficit) (1)	348,035	132,197	(243,919)	—	236,313

Total liabilities and stockholders' equity (deficit)	$382,481	$237,126	$11,078	$—	$630,685

(1) Includes intercompany investments in subsidiaries.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2011
(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals

Net cash provided by (used in) operating activities	$50,490	$(34,097)	$—	$16,393
Investing activities:
Cash paid for acquisitions, net	(278,239)	(2,303)	—	(280,542)
Purchases of equipment and leasehold improvements, net	(2,219)	(415)	—	(2,634)
Working capital and other settlements for acquisitions	70	(1,706)	—	(1,636)
Net cash used in investing activities	(280,388)	(4,424)	—	(284,812)
Financing activities:
Borrowings under senior secured revolving credit facility	—	—	264,000	264,000
Proceeds from the exercise of options and warrants	—	—	1,313	1,313
Excess tax benefit related to share-based compensation	1,886	—	—	1,886
Payment of deferred financing costs	—	—	(1,838)	(1,838)
Repayment of subordinated unsecured notes payable	(1,027)	—	—	(1,027)
Net borrowings under working capital facilities	—	37,794	—	37,794
Repayment under senior secured revolving credit facility	—	—	(60,000)	(60,000)
Intercompany investments and other	203,200	—	(203,475)	(275)
Net cash provided by financing activities	204,059	37,794	—	241,853
Exchange rate impact on cash and cash equivalents	—	148	—	148
Net decrease in cash and cash equivalents	(25,839)	(579)	—	(26,418)
Cash and cash equivalents, beginning of period	31,192	2,432	—	33,624
Cash and cash equivalents, end of period	$5,353	$1,853	$—	$7,206

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2012
(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals

Net cash provided by operating activities	$11,578	$4,644	$—	$16,222
Investing activities:
Purchases of equipment and leasehold improvements, net	(2,671)	(284)	—	(2,955)
Working capital and other settlements for acquisitions	102	1,404	—	1,506
Net cash provided by (used in) investing activities	(2,569)	1,120	—	(1,449)
Financing activities:
Borrowings under senior secured revolving credit facility	—	—	11,000	11,000
Proceeds from the exercise of options and warrants	—	—	328	328
Purchases of stock for treasury	—	—	(387)	(387)
Payment of deferred financing costs	—	—	(624)	(624)
Repayment of subordinated unsecured notes payable	(759)	—	—	(759)
Net repayments of working capital facilities	—	(4,341)	—	(4,341)
Repayment under credit facilities	—	—	(16,000)	(16,000)
Intercompany investments and other	(5,778)	—	5,683	(95)
Net cash used in financing activities	(6,537)	(4,341)	—	(10,878)
Exchange rate impact on cash and cash equivalents	—	51	—	51
Net increase in cash and cash equivalents	2,472	1,474	—	3,946
Cash and cash equivalents, beginning of period	6,044	2,372	—	8,416
Cash and cash equivalents, end of period	$8,516	$3,846	$—	$12,362

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

Our Business

We are a leading provider of IMEs, peer and bill reviews, and related services, which include legal support services, administrative support services and medical record retrieval services. We were incorporated as a Delaware corporation on April 27, 2007. From July 14, 2008 through June 30, 2012, we have acquired 37 IME businesses, including a leading provider of software solutions to the IME industry. We currently operate out of 45 service centers servicing all 50 U.S. states, Canada and the United Kingdom.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

We operate in a highly fragmented industry and have completed numerous acquisitions. A key component of our business strategy is growth through acquisitions that expand our geographic coverage, provide new or complementary lines of business, expand our portfolio of services, and increase our market share. Another central feature of our business strategy is to grow our business organically by selling additional services to existing clients, cross-selling into additional insurance lines of business and expanding our geographic footprint with existing clients. Through June 30, 2012, we have completed the following 37 acquisitions:

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Results of Operations

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2012	2011	2012
Revenues	$106,742	$127,777	$173,330	$251,515
Costs and expenses:
Costs of revenues	70,508	84,223	114,077	165,396
Selling, general and administrative expenses	21,654	27,729	35,982	56,361
Depreciation and amortization	11,475	13,762	20,084	27,787
Total costs and expenses	103,637	125,714	170,143	249,544
Income from operations	3,105	2,063	3,187	1,971
Interest and other expenses, net	3,214	6,174	4,226	12,747
Loss before income tax benefit	(109)	(4,111)	(1,039)	(10,776)
Income tax benefit	(37)	(804)	(408)	(3,146)
Net loss	$(72)	$(3,307)	$(631)	$(7,630)

Net loss per share attributable to common stockholders

Basic and diluted	$—	$(0.10)	$(0.02)	$(0.22)

Weighted average shares outstanding - common stock - basic and diluted	34,222,475	34,074,137	33,489,308	34,080,121

Other Financial Data:
Adjusted EBITDA (1)	$18,465	$20,446	$29,367	$39,275

(1)	Adjusted EBITDA is a non-GAAP measure that is described and reconciled to net loss in the next section and is not a substitute for the GAAP equivalent.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
Reconciliation of Adjusted EBITDA	2011	2012	2011	2012
Net loss	$(72)	$(3,307)	$(631)	$(7,630)
Share-based compensation expense (i)	2,045	4,849	3,022	9,545
Depreciation and amortization expense	11,475	13,762	20,084	27,787
Acquisition-related transaction costs	1,460	(254)	2,227	(109)
Other non-recurring costs(ii)	380	26	847	81
Interest and other expenses, net	3,214	6,174	4,226	12,747
Benefit for income taxes	(37)	(804)	(408)	(3,146)
Adjusted EBITDA:	$18,465	$20,446	$29,367	$39,275

(i)
For the three and six months ended June 30, 2012, share-based compensation expense of $750,000 and $1.5 million is included in costs of revenues, respectively, and the remainder is included in SGA expenses. For the three and six months ended June 30, 2011, share-based compensation expense of $650,000 is included in costs of revenues and the remainder is included in SGA expenses.

(ii)	Other non-recurring costs consist of severance and facility termination costs.

Comparison of the Three Months Ended June 30, 2012 and 2011

       Revenues. Revenues were $127.8 million for the three months ended June 30, 2012 compared to $106.7 million for the three months ended June 30, 2011, an increase of $21.1 million, or 20%. The change in revenues over the 2011 period was due primarily to acquisitions completed in 2011.

       Actual revenues were $127.8 million for the three months ended June 30, 2012 compared to pro forma revenues of $126.9 million for the three months ended June 30, 2011, an increase of 0.7%.  The increase is due in part to volume growth in our U.K. businesses, offset by volume declines in our Canadian businesses.  Pro forma revenues for the three months ended June 30, 2011 assumes that the 2011 acquisitions were completed on January 1, 2010.

       Costs of revenues. Costs of revenues were $84.2 million for the three months ended June 30, 2012 compared to $70.5 million for the three months ended June 30, 2011, an increase of $13.7 million, or 19%. The change in cost of revenues over the 2011 period was due to acquisitions completed in 2011.  Costs of revenues as a percentage of revenues improved slightly from 66.1% for the three months ended June 30, 2011 to 65.9% for the three months ended June 30, 2012.

       Selling, general and administrative. SGA expenses were $27.7 million for the three months ended June 30, 2012 compared to $21.7 million for the three months ended June 30, 2011, an increase of $6.0 million, or 28%.  The change in SGA expenses over 2011 was due primarily to acquisitions completed in 2011, with personnel expenses accounting for $3.7 million of this increase and the remainder resulting primarily from increases in rent, travel, phone, legal, insurance, sales and marketing, and other professional expenses, offset by a decrease in acquisition related transaction costs.

       Depreciation and amortization. D&A expenses were $13.8 million for the three months ended June 30, 2012 compared to $11.5 million for the three months ended June 30, 2011, an increase of $2.3 million, or 20%. The increase in D&A expenses over the 2011 period was due primarily to additional amortization of finite-lived intangible and tangible assets related to acquisitions completed during 2011.

       Interest and other expenses, net. Interest and other expenses, net were $6.2 million for the three months ended June 30, 2012 compared to $3.2 million for the three months ended June 30, 2011, an increase of approximately $3.0 million, or 92%.  Interest and other expenses, net increased primarily due to interest expenses and deferred loan costs amortization associated with the $250.0 million Senior Unsecured Notes completed in July 2011.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Income tax benefit. Income tax benefit was $804,000 for the three months ended June 30, 2012 compared with $37,000 for the three months ended June 30, 2011, an increased benefit of $767,000 or 2,073%. Our effective income tax rate was 19.6% and 33.9% for the three months ended June 30, 2012 and 2011, respectively. The 2012 tax rate is impacted by limitations on foreign tax credits generated by our operations in the U.K.

Net loss. For the foregoing reasons, net loss was $3.3 million for the three months ended June 30, 2012 compared to $72,000 for the three months ended June 30, 2011, an increase of $3.2 million or 4,493%.

Comparison of the Six Months Ended June 30, 2012 and 2011

Revenues. Revenues were $251.5 million for the six months ended June 30, 2012 compared to $173.3 million for the six months ended June 30, 2011, an increase of $78.2 million, or 45%. The change in revenues over the 2011 period was due primarily to acquisitions completed in 2011, offset by slight declines in the IME service volume in our ExamWorks brand.

Actual revenues were $251.5 million for the six months ended June 30, 2012 compared to pro forma revenues of $248.1 million for the six months ended June 30, 2011, an increase of 1.4%. The increase is due in part to volume growth in our U.S. and U.K. businesses, offset by volume declines in our Canadian businesses. Pro forma revenues for the six months ended June 30, 2011 assumes that the 2011 acquisitions were completed on January 1, 2010.

Costs of revenues. Costs of revenues were $165.4 million for the six months ended June 30, 2012 compared to $114.1 million for the six months ended June 30, 2011, an increase of $51.3 million, or 45%. The change in cost of revenues over the 2011 period was due to acquisitions completed in 2011. Costs of revenues as a percentage of revenues remained consistent at 65.8% for the six months ended June 30, 2011 and 2012.

Selling, general and administrative. SGA expenses were $56.4 million for the six months ended June 30, 2012 compared to $36.0 million for the six months ended June 30, 2011, an increase of $20.4 million, or 57%. The change in SGA expenses over 2011 was due primarily to acquisitions completed in 2011, with personnel expenses accounting for $11.8 million of this increase and the remainder resulting primarily from increases in rent, travel, phone, legal, insurance, sales and marketing, and other professional expenses, offset by a decrease in acquisition related transaction costs.

Depreciation and amortization. D&A expenses were $27.8 million for the six months ended June 30, 2012 compared to $20.1 million for the six months ended June 30, 2011, an increase of $7.7 million, or 38%. The increase in D&A expenses over the 2011 period was due primarily to additional amortization of finite-lived intangible and tangible assets related to acquisitions completed during 2011.

Interest and other expenses, net. Interest and other expenses, net were $12.7 million for the six months ended June 30, 2012 compared to $4.2 million for the six months ended June 30, 2011, an increase of approximately $8.5 million, or 202%. Interest and other expenses, net increased primarily due to interest expenses and deferred loan costs amortization associated with the $250.0 million Senior Unsecured Notes completed in July 2011.

Income tax benefit. Income tax benefit was $3.1 million for the six months ended June 30, 2012 compared with $408,000 for the six months ended June 30, 2011 an increase of $2.7 million or 671%. Our effective income tax rate was 29.2% and 39.3% for the six months ended June 30, 2012 and 2011, respectively. The 2012 tax rate is impacted by limitations on foreign tax credits generated by our operations in the U.K.

Net loss. For the foregoing reasons, net loss was $7.6 million for the six months ended June 30, 2012 compared to $631,000 for the six months ended June 30, 2011, an increase of $7.0 million or 1,109%.

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

Credit Facilities

Credit Facility

We entered into a credit agreement dated November 2, 2010 with Bank of America, N.A. (the “Senior Secured Revolving Credit Facility”). The Senior Secured Revolving Credit Facility initially consisted of a $180.0 million revolving credit facility. The Senior Secured Revolving Credit Facility is available to finance our acquisition program and working capital needs. On February 9, 2011, we exercised the accordion feature of the Senior Secured Revolving Credit Facility, increasing the facility from $180.0 million to $245.0 million.

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

On February 27, 2012, we entered into a third amendment to its Senior Secured Revolving Credit Facility (the “Third Amendment”). The Third Amendment amended the Senior Secured Revolving Credit Facility as to the definitions of consolidated fixed charges and consolidated fixed charge coverage ratio and does not permit the consolidated fixed charge coverage ratio as of the end of any fiscal quarter to be less than (i) for any fiscal quarter ending during the period from December 31, 2011 to and including September 30, 2012, 1.75 to 1.00 and (ii) for any fiscal quarter ending thereafter, 2.00 to 1.00.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

As of June 30, 2012, we had no borrowings outstanding under the Senior Secured Revolving Credit Facility, resulting in $262.5 million of undrawn commitments (without taking into account $83,000 outstanding under letters of credit). However, the credit agreement governing our Senior Secured Revolving Credit Facility contains restrictive covenants, including among other things, financial covenants which may limit the amount of borrowings available.

Working Capital Facilities

On September 29, 2010, our indirect wholly-owned subsidiary UK Independent Medical Services (“UKIM “) entered into a Sales Finance Agreement (the “UKIM SFA”) with Barclays Bank PLC (“Barclays”), pursuant to which Barclays will provide UKIM a working capital facility of up to £5,000,000, subject to the terms and conditions of the UKIM SFA. The working capital facility bears a discount margin of 2.5% over Base Rate (0.5% rate on June 30, 2012) and serves to finance UKIM’s unpaid account receivables. The working capital facility has a minimum term of 36 months. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of June 30, 2012, we had $6.1 million outstanding under the working capital facility, resulting in approximately $1.7 million in availability.

On May 12, 2011, our indirect wholly-owned subsidiary Premex entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays will provide Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on June 30, 2012) and serves to finance Premex’s unpaid account receivables. The working capital facility has a minimum term of 36 months. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of June 30, 2012, we had $29.1 million outstanding under the working capital facility, resulting in approximately $12.3 million in availability.

Senior Unsecured Notes

On July 19, 2011, we closed a private offering of $250.0 million in aggregate principal amount of 9.0% senior notes due 2019 (the “Initial Notes”). The Initial Notes were issued at a price of 100% of their principal amount. The Initial Notes are senior obligations of ExamWorks and are guaranteed by ExamWorks’ existing and future U.S. subsidiaries (the “Guarantors”). In June 2012, in accordance with the registration rights granted to the original purchasers of the Initial Notes, the Company completed an exchange offer of the privately placed Initial Notes for new 9.0% Senior Notes due 2019 (the “Exchange Notes,” and together with the Initial Notes, the “Senior Unsecured Notes”) registered with the SEC with substantially identical terms to the Initial Notes. A portion of the gross proceeds of $250.0 million were used to repay borrowings outstanding under our Senior Secured Revolving Credit Facility and pay related fees and expenses, and the remainder will be used for general corporate purposes, including acquisitions.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Cash Flow Summary

Cash and cash equivalents were $12.4 million at June 30, 2012 as compared with $7.2 million at June 30, 2011.

Our cash flows from operating, investing and financing activities, as reported in our Consolidated Financial Statements included elsewhere in this report, are summarized as follows (in thousands):

	For the six months ended June 30,
	2011	2012
Net cash provided by operating activities	$16,393	$16,222
Net cash used in investing activities	(284,812)	(1,449)
Net cash provided by (used in) financing activities	241,853	(10,878)
Exchange rate impact on cash and cash equivalents	148	51
Net increase (decrease) in cash and cash equivalents	$(26,418)	$3,946

Operating Activities. Net cash provided by operating activities was $16.2 million for the six months ended June 30, 2012 as compared with net cash provided by operating activities of $16.4 million for the six months ended June 30, 2011.  Net cash provided by operating activities for 2012 consisted of our net loss of $7.6 million and a net increase in working capital of approximately $2.4 million which was offset by net non-cash charges of $26.2 million (principally including $27.8 million in depreciation and amortization and $9.5 million in share-based compensation and $1.4 million in provision for bad debts, offset by a net decrease in deferred income taxes of $12.5 million). The increase in working capital primarily consisted of increases in accounts receivable in our U.K. business, offset by increases in accounts payable and accrued expenses, deferred revenues, and decreases in prepaid expenses and other current assets.

Net cash provided by operating activities for 2011 consisted of our net loss of $631,000 which was offset by net non-cash charges of $20.1 million (including $20.1 million in depreciation and amortization and $3.0 million from share-based compensation expenses, offset by a net decrease in deferred income taxes of $2.6 million) and a increase in working capital of approximately $3.1 million (primarily driven by increases in accounts receivable,  prepaid expenses and other current assets and decreases in deferred revenues offset by increases in accounts payable and accrued expenses).

Investing Activities. Net cash used in investing activities was $1.4 million for the six months ended June 30, 2012 as compared with net cash used in investing activities of $284.8 million for the six months ended June 30, 2011.  The cash used in investing activities for the six months ended June 30, 2012 consists of $2.9 million in purchases of capital assets, offset by cash provided through working capital and other acquisition-related settlements of $1.5 million.

Net cash used in investing activities of $284.8 million for the six months ended June 30, 2011 consisted primarily of the use of $280.6 million, $2.6 million and $1.6 million for cash paid for acquisitions, purchases of capital assets and other acquisition-related settlements, respectively.

Financing Activities. Net cash used in financing activities was $10.9 million for the six months ended June 30, 2012 compared with net cash provided by financing activities of $241.9 million for the six months ended June 30, 2011.  The cash used in financing activities for the six months ended June 30, 2012 was primarily driven by net repayments of $5.0 million under our Senior Secured Revolving Credit Facility, net repayments under our working capital facilities of $4.3 million, repayments of unsecured notes payable of $759,000, and payment of deferred financing costs of $624,000.

The net cash provided by financing activities for the six months ended June 30, 2011 was primarily attributable to borrowings under the Senior Secured Revolving Credit Facility of $264.0 million and net borrowings under working capital facilities of $37.8 million, offset by repayments under the Senior Secured Revolving Credit Facility of $60.0 million which was used to the fund the MES and Premex acquisitions.

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

Contractual Obligations and Commitments

Our contractual cash payment obligations as of June 30, 2012 are set forth below (in thousands):

			Payments due by year ending December 31,
	Total	Period from July 1, 2012 through December 31, 2012	2013	2014	2015	2016	Thereafter
Amounts outstanding under senior unsecured notes payable	$250,000	$—	$—	$—	$—	$—	$250,000

Operating leases	28,942	3,961	7,031	5,636	4,458	3,228	4,628

Amounts outstanding under working capital facilities	35,173	—	6,124	29,049	—	—	—

Subordinated unsecured notes payable and deferred payments	2,051	1,254	464	333	—	—	—

Total:	$316,166	$5,215	$13,619	$35,018	$4,458	$3,228	$254,628

As of June 30, 2012, we leased our office spaces for our corporate locations in Atlanta, Georgia and New York, New York and also for 44 of our 45 service centers in various cities under non-cancelable lease agreements. We own an office facility in Warren, Michigan.

We have certain contractual obligations including various debt agreements with requirements to make interest payments. Amounts outstanding under the Senior Unsecured Notes are subject to a fixed interest rate of 9.0% and interest is expected to be $22.5 million annually with semi-annual payments beginning in January 2012 and ending July 2019.  Additionally, certain amounts are subject to the level of borrowings in future periods and the interest rate for the applicable periods, and therefore the amounts of these payments are not determinable. Based upon amounts outstanding at June 30, 2012 and applicable interest rates currently ranging between 0.0% and 6.0%, interest amounts are expected to be approximately $526,000 for the six months ended December 31, 2012, approximately $982,000 for the year ended December 31, 2013, and approximately $351,000 for the year ended December 31, 2014.

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

Certain agreements with customers in the U.K. include provisions whereby collection of the amounts billed are contingent on the favorable outcome of the claim.  We have deemed these provisions to preclude revenue recognition at the time of sale, as collectability is not reasonably assured and the sales are contingent, and are deferring these revenues, net of estimated costs, until the case has been settled and the contingency has been resolved.  As of December 31, 2011, we had deferred $2.6 million in contingent revenues and $1.6 million in costs associated with the contingent revenues.  For the six months ended June 30, 2012, we deferred an additional $5.4 million in contingent revenues and $4.0 million in costs and expenses associated with contingent revenues.

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

We performed our annual impairment review of goodwill in October 2011 and reviewed subsequent events through June 30, 2012 and determined that the carrying value of goodwill was not impaired as of year end. Further, we believe that there have been no facts or circumstances through the date of this filing that indicate an impairment of goodwill exists.

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

We apply the provisions of ASC 740, Income Taxes (“ASC 740”), as it relates to uncertain tax positions. This guidance prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. ASC 740 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2011, the liability related to unrecognized tax benefits was approximately $308,000. We recorded an additional liability of $9,000 in the six months ended June 30, 2012, related to interest and penalties on prior year tax positions. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Our expected volatility assumptions are based on our peer group average implied volatility for 2009 and 2010 and are based upon our peer group median implied volatility for 2011 and the first two quarters of 2012. Expected life assumptions for 2009 and the first three quarters of 2010 are based upon the average of the “simplified” method as described in Securities and Exchange Commission Staff Accounting Bulletin No. 107, which is the midpoint between the vesting date and the end of the contractual term, and the contractual term of the option, in accordance with ASC 718, which states that if no amount within the range is more or less likely than any other amount, an average of the range (its expected value) should be used for those options issued significantly out-of-the-money, or the “simplified” method for those options issued in the fourth quarter of 2010 and through the first two quarters of 2012 which were determined to be issued approximately at-the-money. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

In the first two quarters of 2012, we issued approximately 2.5 million stock option awards. The weighted average fair value of each stock option was $4.33 per option and the aggregate fair value was $10.9 million. All of these awards vest over a three-year period. All of these options could vest earlier in the event of a change in control or merger or other acquisition. Share-based compensation expense related to stock options, shares of restricted stock and restricted stock units was $2.0 million and $3.0 million for the three and six months ended June 30, 2011, respectively, of which $650,000 was recorded in costs of revenues in both periods and the remainder of which was recorded in SGA expenses. Share-based compensation expense related to stock options, shares of restricted stock and restricted stock units and expense related to a 2012 incentive compensation plan was $4.8 million and $9.5 million for the three and six months ended June 30, 2012, respectively, of which $750,000 and $1.5 million was recorded in costs of revenues, respectively, and the remainder of which was recorded in SGA expenses. At June 30, 2012, the unrecognized compensation expense related to stock option grants was $26.2 million with a remaining weighted average life of 1.6 years.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Our financial liabilities, which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy as of December 31, 2011 and June 30, 2012 were as follows:

	Level 1	Level 2	Level 3	Total
As of December 31, 2011
Financial instruments:
Interest rate swap	$—	$326	$—	$326
Contingent consideration	—	—	1,621	1,621

As of June 30, 2012
Financial instruments:
Interest rate swap	$—	$211	$—	$211
Contingent consideration	—	—	1,277	1,277

The fair value of the interest rate swap is determined using observable market inputs, such as current interest rates, and considers nonperformance risk of the Company and that of our counterparties.

The contingent consideration relates to earn-out provisions recorded in conjunction with certain acquisitions completed in 2009 and 2010.  Of the total decrease in fair value of the contingent consideration of $344,000 in 2012, $249,000 was settled as cash consideration to satisfy installments related to a 2009 acquisition, approximately $111,000 of the change in value relates to the release of a restriction associated with shares previously issued related to a 2009 acquisition and approximately $16,000 was recorded in interest and other expenses, net in the Consolidated Statements of Operations due to changes  in the fair value of the contingent consideration.

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

In June and December 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”) and ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASC 220, Comprehensive Income), respectively. These update amend ASC Topic 220, “Comprehensive Income” to provide that total comprehensive income is to be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders' equity or the footnotes is no longer allowed. The calculation of net income and basic and diluted net income per share is not affected. These ASUs are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011.  We adopted these provisions effective January 1, 2012 and the adoption of ASU 2011-05 did not have a significant impact on our financial position, results of operations and cash flows.

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

Interest Rate Risk. As of June 30, 2012, we had cash and cash equivalents totaling approximately $12.4 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest-bearing transaction accounts, of which $8.5 million were held in such bank accounts in the U.S. The U.S. amounts are insured in full through December 31, 2012 against bank failure under section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which provides temporary unlimited deposit insurance coverage for non-interest-bearing transaction accounts at all FDIC-insured depository institutions.

Our outstanding debt of $35.2 million at June 30, 2012, related to indebtedness under our working capital facilities, contains floating interest rates. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase in our variable rate debt would result in an increase of approximately $352,000 in our annual pre-tax net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at June 30, 2012.

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

Foreign Exchange Risk. As of June 30, 2012, we have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. dollar, including the Canadian dollar and the Pound Sterling. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently hedge our exposure to foreign currency exchange rate fluctuations given that the net difference between foreign currency denominated revenue and expenses is immaterial. In the future, however, we may hedge such exposure to foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Issuances

None

Share Repurchases

None

Dividend Policy

Since the Company’s incorporation in 2007, the Company has not declared or paid any dividends on its common stock.  The Company currently intends to retain all of the Company’s future earnings, if any, to finance the growth and development of the Company’s business and does not anticipate paying cash dividends for the foreseeable future.  The Company’s existing credit facility and the Indenture restrict the Company’s ability to pay cash dividends, and any future financing agreements may restrict the Company from paying any type of dividends.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

EXAMWORKS GROUP, INC.

Date: August 3, 2012	By:	/s/ J. Miguel Fernandez de Castro
J. Miguel Fernandez de Castro
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)