Form 10-Q
period 2012-09-30
ExamWorks Group, Inc.
filed 2012-11-09
CIK 1498021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2012.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-34930

EXAMWORKS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2909425
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of November 1, 2012, ExamWorks Group, Inc. had 34,269,893 shares of Common Stock outstanding.

i

EXAMWORKS GROUP, INC.  AND SUBSIDIARIES
SEPTEMBER 30, 2012
FORM 10-Q QUARTERLY REPORT

PART 1. FINANCIAL INFORMATION
        ITEM 1. FINANCIAL STATEMENTS

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	December 31, 2011	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$8,416	$6,406
Accounts receivable, net	144,041	171,097
Other receivables	40	62
Prepaid expenses	4,487	5,012
Deferred tax assets	1,640	—
Other current assets	1,173	1,226
Total current assets	159,797	183,803
Property, equipment and leasehold improvements, net	8,918	10,549
Goodwill	300,260	352,026
Intangible assets, net	146,168	160,505
Deferred tax assets, noncurrent	—	11,607
Deferred financing costs, net	11,458	10,771
Other assets	438	1,102
Total assets	$627,039	$730,363
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,642	$45,295
Accrued expenses	28,410	46,187
Accrued interest expense	10,247	5,133
Deferred revenue	1,332	3,369
Current portion of subordinated unsecured notes payable	1,932	1,251
Deferred tax liability	—	358
Current portion of contingent earnout obligation	91	83
Current portion of working capital facilities	—	6,292
Other current liabilities	5,459	6,005
Total current liabilities	90,113	113,973
Senior unsecured notes payable	250,000	250,000
Senior secured revolving credit facility and working capital facilities, less current portion	44,063	123,825
Long-term subordinated unsecured notes payable, less current portion	717	528
Long-term contingent earnout obligation, less current portion	86	—
Deferred tax liability, noncurrent	2,159	—
Other long-term liabilities	1,977	1,810
Total liabilities	389,115	490,136
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; Authorized 50,000,000 shares; no shares issued and outstanding at December 31, 2011 and September 30, 2012	—	—
Common stock, $0.0001 par value; Authorized 250,000,000 shares; issued and outstanding 34,090,618 and 34,193,304 shares at December 31, 2011 and September 30, 2012, respectively	3	3
Additional paid-in capital	268,162	278,819
Accumulated other comprehensive income (loss)	(1,429)	3,698
Accumulated deficit	(21,549)	(33,805)
Treasury stock, at cost; 805,613 and 905,349 shares at December 31, 2011 and September 30, 2012, respectively	(7,263)	(8,488)
Total stockholders’ equity	237,924	240,227
Total liabilities and stockholders’ equity	$627,039	$730,363

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2012	2011	2012

Revenues	$109,218	$130,085	$282,548	$381,600
Costs and expenses:
Costs of revenues	72,148	86,080	186,225	251,476
Selling, general and administrative expenses	22,803	28,281	58,785	84,642
Depreciation and amortization	13,069	14,458	33,153	42,245
Total costs and expenses	108,020	128,819	278,163	378,363
Income from operations	1,198	1,266	4,385	3,237
Interest and other expenses, net:
Interest expense, net	4,722	7,136	8,922	20,154
Loss on early extinguishment of debt	621	—	621	—
Other income, net	—	(70)	—	(226)
Gain on interest rate swap	(56)	(54)	(253)	(169)
Realized foreign currency loss	—	534	223	534
Total interest and other expenses, net	5,287	7,546	9,513	20,293
Loss before income taxes	(4,089)	(6,280)	(5,128)	(17,056)
Benefit for income taxes	(1,412)	(1,654)	(1,820)	(4,800)
Net loss	$(2,677)	$(4,626)	$(3,308)	$(12,256)

Per share data:
Net loss per share:
Basic and diluted	$(0.08)	$(0.14)	$(0.10)	$(0.36)

Weighted average number of common shares outstanding:
Basic and diluted	34,732,028	34,116,062	33,889,584	34,092,093

Comprehensive Loss:
Net loss	$(2,677)	$(4,626)	$(3,308)	$(12,256)
Foreign currency translation adjustments, net of tax	(2,627)	4, 413	(2,857)	5,127
Total comprehensive loss	$(5,304)	$(213)	$(6,165)	$(7,129)

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the nine months ended September 30,
	2011	2012

Operating activities:
Net loss	$(3,308)	$(12,256)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on interest rate swap	(253)	(169)
Depreciation and amortization	33,153	42,245
Amortization of deferred rent	(386)	(99)
Share-based compensation	5,385	12,562
Excess tax benefit related to share-based compensation	(3,112)	—
Provision for doubtful accounts	1,381	2,555
Amortization of deferred financing costs	1,433	1,612
Deferred income taxes	(6,299)	(15,346)
Loss on early extinguishment of debt	621	—
Other	223	(31)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,469)	(20,850)
Prepaid expenses and other current assets	(786)	103
Accounts payable and accrued expenses	1,337	8,339
Accrued interest expense	4,562	(5,114)
Deferred revenue and customer deposits	(458)	1,938
Other liabilities	(3,218)	(402)
Net cash provided by operating activities	26,806	15,087
Investing activities:
Cash paid for acquisitions, net	(300,233)	(95,801)
Purchases of equipment and leasehold improvements, net	(4,121)	(4,857)
Working capital and other settlements for acquisitions	(1,884)	547
Net cash used in investing activities	(306,238)	(100,111)
Financing activities:
Borrowings under senior secured revolving credit facility	268,000	160,640
Excess tax benefit related to share-based compensation	3,112	—
Proceeds from the exercise of options and warrants	2,215	1,254
Borrowings under senior unsecured notes payable	250,000	—
Purchases of stock for treasury	(3,548)	(387)
Payment of deferred financing costs	(9,746)	(1,034)
Repayments of subordinated unsecured notes payable	(2,101)	(975)
Net borrowings (repayments) under working capital facilities	36,098	(5,517)
Repayments under senior secured revolving credit facility	(268,000)	(71,000)
Other	(358)	(95)
Net cash provided by financing activities	275,672	82,886
Exchange rate impact on cash and cash equivalents	5	128
Net decrease in cash and cash equivalents	(3,755)	(2,010)
Cash and cash equivalents, beginning of period	33,624	8,416
Cash and cash equivalents, end of period	$29,869	$6,406

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for acquisitions	$45,386	$85
Issuance of common stock to settle earnout obligations	$808	$—

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,759	$23,860
Cash paid for income taxes	$3,190	$5,513

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

 (1)          Nature of Operations and Basis of Presentation

ExamWorks Group, Inc. (“ExamWorks” or the “Company”) is a leading provider of independent medical examinations (“IMEs”), peer and bill reviews and related services (“IME services” or the “IME industry”). ExamWorks, Inc. was incorporated as a Delaware corporation on April 27, 2007. In 2008, ExamWorks, Inc. acquired three companies operating in the IME industry. In 2009, ExamWorks, Inc. acquired 11 other IME companies, including a provider of software solutions to the IME industry. In 2010, ExamWorks, Inc. acquired 14 additional IME companies. In 2011, ExamWorks, Inc. acquired nine other IME companies.  In 2012, ExamWorks, Inc. acquired two other IME companies.  As of September 30, 2012, ExamWorks, Inc. operates out of 54 service centers serving all 50 United States, Canada, the United Kingdom and Australia. In June 2010, ExamWorks, Inc. effected a corporate reorganization creating a holding company, ExamWorks Group, Inc., with ExamWorks, Inc. becoming a wholly-owned subsidiary of ExamWorks Group, Inc. In the fourth quarter of 2010, the Company completed an Initial Public Offering (“IPO”) of 9.3 million shares of common stock.

The consolidated financial statements of the Company as of September 30, 2011 and 2012 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the Company's most recent fiscal year. The Company's December 31, 2011 Consolidated Balance Sheet was derived from audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, but does not include all disclosures required by GAAP. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the aforementioned Form 10-K. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

(c)           Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2011 and September 30, 2012.

(d)           Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts owed to the Company for services provided in the normal course of business and are reported net of allowance for doubtful accounts, which amounted to $2.7 million and $4.0 million as of December 31, 2011 and September 30, 2012, respectively. Generally, no collateral is received from customers and additions to the allowance are based on ongoing credit evaluations of customers with general credit experience being within the range of management’s expectations. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off. The Company assumes that on average all accounts receivable will be collected within one year and classifies these as current assets; however there are certain receivables, principally in the U.K., that have aged longer than one year as of December 31, 2011 and September 30, 2012.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

(e)           Concentrations of Credit Risk

The Company routinely assesses the financial strength of its customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. For the three and nine months ended September 30, 2011 and 2012, no individual customer accounted for more than 10% of revenues. At December 31, 2011 and September 30, 2012, there were no individual customers that accounted for greater than 10% of the accounts receivable balance.

As of September 30, 2012, the Company had cash and cash equivalents totaling approximately $6.4 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest-bearing transaction accounts, of which $3.2 million were held in such bank accounts in the U.S. The U.S. amounts are insured in full against bank failure through December 31, 2012 under section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which provides temporary unlimited deposit insurance coverage for non-interest-bearing transaction accounts at all FDIC-insured depository institutions.

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

(g)           Long-Lived Assets

In accordance with Impairment or Disposal of Long-Lived Assets, Subsections of Financial Accounting Standards Board (“FASB”) ASC Subtopic 360-10 (“ASC 360”), Property, Plant, and Equipment — Overall, long-lived assets, such as equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. At December 31, 2011 and September 30, 2012, no impairment was noted.

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

The Company performed its annual impairment review of goodwill in October of 2011 and it was determined that the carrying amount of goodwill was not impaired and there have been no subsequent developments that would indicate impairment exists as of December 31, 2011 and September 30, 2012. The goodwill impairment review will continue to be performed annually or more frequently if facts and circumstances warrant a review.

ASC 350 also requires that intangible assets with definite lives be amortized over their estimated useful lives. Currently, customer relationships, trade names, covenants not-to-compete and technology are amortized using the straight-line method over estimated useful lives.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

(i)           Deferred Financing Costs

In November 2010, the Company entered in to a senior secured revolving credit facility with Bank of America N.A. (“Senior Secured Revolving Credit Facility”) (see Note 10) and has incurred deferred financing costs through September 30, 2012 of $8.1 million, of which $3.0 million and $620,000 were incurred in the nine months ended September 30, 2011 and 2012, respectively.  In July 2011, the Company reduced the aggregate revolving commitments under the Senior Secured Revolving Credit Facility by $37.5 million for a maximum commitment of $262.5 million.  In conjunction with this reduction, the Company recognized debt extinguishment costs of approximately $621,000 in July 2011 for the unamortized portion of the loan costs which were recorded as other interest expense. In August 2012 in conjunction with an acquisition, the Company amended the senior secured revolving credit facility to add the Australian dollar as an alternative currency and increase the alternative currency sublimit from USD $60.0 million to USD $100.0 million.  Additionally, in July 2011, the Company closed a private offering of $250.0 million in aggregate principal amount of 9.0% senior notes due 2019 (“Initial Notes”). In June 2012, in accordance with the registration rights granted to the original purchasers of the Initial Notes, the Company completed an exchange offer of the privately placed Initial Notes for new 9.0% Senior Notes due 2019 (the “Exchange Notes,” and together with the Initial Notes, the “Senior Unsecured Notes”) registered with the SEC with substantially identical terms to the Initial Notes. The Company has incurred deferred financing costs of $7.1 million associated with the Senior Unsecured Notes, of which $6.7 million and $243,000 were incurred in the nine months ended September 30, 2011 and 2012, respectively.

The deferred financing costs associated with the Senior Secured Revolving Credit Facility and the Senior Unsecured Notes will be amortized to interest expense over the five-year term of the facility, as amended, and the eight-year term of the notes, respectively, using the straight-line method which approximates the effective interest method.

For the three months ended September 30, 2011 and 2012, the Company amortized $499,000 and $564,000 to interest expense, respectively.  For the nine months ended September 30, 2011 and 2012, the Company amortized $1.4 million and $1.6 million to interest expense, respectively.

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

Certain agreements with customers in the U.K. include provisions whereby collection of the amounts billed are contingent on the favorable outcome of the claim.  The Company has deemed these provisions to preclude revenue recognition at the time of sale, as collectability is not reasonably assured and the sales are contingent, and is deferring these revenues, net of estimated costs, until the case has been settled and the contingency has been resolved and the cash has been collected.  As of December 31, 2011, the Company had deferred $2.6 million in contingent revenues and $1.6 million in costs associated with the contingent revenues.  For the nine months ended September 30, 2012, the Company deferred an additional $7.9 million in contingent revenues and $5.9 million in costs and expenses associated with contingent revenues.

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

For the nine months ended September 30, 2011, the potentially dilutive securities include options and warrants exercisable into 7.3 million shares of common stock and 68,000 shares of common stock issuable, at the holder’s option, to settle a subordinated unsecured note.  For the nine months ended September 30, 2012, the potentially dilutive securities include options and warrants exercisable into 9.9 million shares of common stock 68,000 shares of common stock issuable, at the holder’s option, to settle a subordinated unsecured note.

For the three and nine months ended September 30, 2011 and 2012, all of the potentially dilutive securities were excluded from the calculation of shares applicable to loss per share, because their inclusion would have been anti-dilutive.

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

The fair value of stock option grants is determined using the Black-Scholes valuation model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in these employee stock options. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of its share-based awards.  The Company’s expected volatility assumptions are based on the Company’s peer group median implied volatility. Expected life assumptions are based upon the “simplified” method for those options issued in the first nine months of 2012 which were determined to be issued approximately at-the-money. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

The assumptions utilized for stock option grants during the nine months ended September 30, 2012 were as follows:

	Nine months ended September 30, 2012
Volatility	45.86	–	48.17%
Expected life (years)		6.00
Risk-free interest rate	0.83	–	1.15%
Dividend yield		–
Fair value	$4.23	–	5.77

In the first nine months of 2012, the Company issued approximately 2.7 million stock option awards. The weighted average fair value of each stock option was $4.41 per option and the aggregate fair value was $11.7 million. All of these awards vest over a three-year period. Additionally, all these options could vest earlier in the event of a change in control or merger or other acquisition. Share-based compensation expense related to stock option awards was $2.3 million and $5.1 million for the three and nine months ended September 30, 2011, respectively, of which $650,000 and $1.3 million was included in costs of revenues, and $1.6 million and $3.8 million was recorded in selling, general and administrative (“SGA”) expenses, respectively. Share-based compensation expense related to stock option awards was $3.0 million and $9.0 million for the three and nine months ended September 30, 2012, respectively, of which $748,000 and $2.3 million was included in costs of revenues, respectively, and $2.2 million and $6.7 million was recorded in SGA expenses, respectively.

At September 30, 2012, the unrecognized compensation expense related to stock option grants was $22.4 million, with a remaining weighted average life of 1.4 years.

A summary of option activity for the nine months ended September 30, 2012 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Intrinsic Value Aggregate (in thousands)
Outstanding at December 31, 2011	7,371,304	$12.48
Options granted	2,662,101	9.89
Options forfeited	(156,963)	8.03
Options exercised	(435,735)	15.42
Outstanding at September 30, 2012	9,440,707	$11.69	8.3	$45,609

Exercisable at September 30, 2012	3,745,779	$9.47	7.5	$26,040

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price of those options in-the-money multiplied by the number of options outstanding or exercisable. The total intrinsic value of stock options exercised during the nine months ended September 30, 2012 was approximately $818,000.

During the nine months ended September 30, 2012, the Company issued approximately 39,000 shares of restricted stock to certain non-employee members of the Board of Directors as compensation for services to be provided in the upcoming year. In addition, the Company issued approximately 7,000 shares of common stock for vested restricted stock units with approximately 4,000 shares remaining to be issued upon vesting as of September 30, 2012. For the three and nine months ended September 30, 2011, share-based compensation expense related to these awards was $114,000 and $307,000, respectively, all of which was recorded in SGA expenses. For the three and nine months ended September 30, 2012, share-based compensation expense related to these awards was $122,000 and $420,000, respectively, all of which was recorded in SGA expenses. At December 31, 2011 and September 30, 2012, the unrecognized compensation expense related to restricted stock units and shares of restricted stock was $360,000 and $425,000, respectively, with a remaining weighted average life of 0.7 and 0.8 years, respectively.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

During the three and nine months ended September 30, 2012, the Company recorded share-based compensation expense of $(97,000) and $3.2 million, respectively, related to a 2012 incentive compensation plan, all of which was recorded in SGA expenses. Share-based compensation expense related to the plan will be recorded during the year ended December 31, 2012, with the settlement occurring thereafter via an indeterminate number of restricted stock units. There was no share-based compensation expense recorded related to incentive compensation plans in the three and nine months ended September 30, 2011.

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

The Company’s financial liabilities, which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy at December 31, 2011 and September 30, 2012, and are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2011
Financial instruments:
Interest rate swap	$—	$326	$—	$326
Contingent consideration	—	—	1,621	1,621

As of September 30, 2012
Financial instruments:
Interest rate swap	$—	$157	$—	$157
Contingent consideration	—	—	1,201	1,201

The fair value of the interest rate swap is determined using observable market inputs, such as current interest rates, and considers nonperformance risk of the Company and that of its counterparties.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

The contingent consideration relates to earn-out provisions recorded in conjunction with certain acquisitions completed in 2009 and 2010.  Of the total decrease in fair value of the contingent consideration of $420,000 in 2012, $343,000 was settled as cash consideration to satisfy installments related to a 2009 and 2010 acquisition, approximately $111,000 of the change in value relates to the release of a restriction associated with shares previously issued related to a 2009 acquisition and approximately $34,000 was recorded in interest and other expenses, net in the Consolidated Statements of Operations due to changes in the fair value of the contingent consideration.

In February 2007, the FASB issued authoritative guidance codified as ASC 825, which permits entities to choose to measure many financial instruments and certain other items at fair value. This provision of ASC 825 is effective for fiscal years beginning after November 15, 2007. As the Company did not elect the fair value option, the adoption of this provision of ASC 825 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows for the year and nine months ended December 31, 2011 and September 30, 2012, respectively.

(u)           Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are recorded as a component of stockholders’ equity but are excluded from net loss. The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments, reported net of tax as appropriate, from those business units not using the U.S. dollar as their functional currency.

(v)           Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. These amendments have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The common requirements are expected to result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are to be applied prospectively and are effective for fiscal years beginning after December 15, 2011.  The Company adopted these provisions effective January 1, 2012 and the adoption of these provisions did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In June and December 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”) and ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASC 220, Comprehensive Income), respectively. These update amend ASC Topic 220, “Comprehensive Income” to provide that total comprehensive income is to be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders' equity or the footnotes is no longer allowed. The calculation of net income and basic and diluted net income per share is not affected. These ASUs are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011.  The Company adopted these provisions effective January 1, 2012 and the adoption of these provisions did not have a significant impact on its financial position, results of operations and cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists previously is necessary. The fair value calculation for goodwill is required unless the Company concludes, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted these provisions effective January 1, 2012 and the adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

Accounting Pronouncements Not Yet Adopted

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. This ASU is intended to reduce the costs and complexity of the annual impairment testing related to indefinite-lived intangibles assets by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This new standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company will adopt these provisions in the fourth quarter of 2012 and the adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

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

(a)           2011 Acquisitions

MES Group Acquisition

On February 28, 2011, the Company completed the acquisition of 100% of the outstanding stock of MES Group, Inc. (“MES”) for aggregate consideration of $215.0 million, comprised of $175.0 million cash consideration, 1,424,501 shares of Company common stock with a fair value of $30.0 million  (using a value of  $21.07 per share, the closing price of the Company’s common stock on February 28, 2011), and $10.0 million of assumed indebtedness under MES’ credit facility, which was paid off at closing. In conjunction with the MES acquisition, the Company incurred transaction costs of $2.0 million, of which $8,000 and $529,000 were incurred in the three and nine months ended September 30, 2011, respectively and none of which were incurred in the three and nine months ended September 30, 2012, and are reported in SGA expenses in the Company’s accompanying Consolidated Statements of Operations.  The MES acquisition broadened the Company’s product portfolio and customer base and increased the Company’s market share in the U.S.

The final allocation of consideration for the MES acquisition is summarized as follows (in thousands):

	Preliminary purchase price allocation December 31, 2011	Adjustments/ reclassifications	Final purchase price allocation September 30, 2012
Building, equipment and leasehold improvements	$1,800	$—	$1,800
Customer relationships	38,190	—	38,190
Tradename	17,426	—	17,426
Covenants not to compete	511	—	511
Technology	762	—	762
Goodwill	159,988	2,048	162,036
Net deferred tax liability associated with step-up in book basis	(18,244)	693	(17,551)
Assets acquired and liabilities assumed, net	14,581	(2,741)	11,840
Totals	$215,014	$—	$215,014

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

In the first quarter of 2012, the Company finalized the purchase price allocation with limited adjustments to the purchase price. The goodwill and $54.6 million of other intangible assets resulting from the MES acquisition are not expected to be deductible for tax purposes.

Premex Group Acquisition

On May 10, 2011, the Company completed the acquisition of 100% of the outstanding share capital of Premex Group Limited (“Premex”) for $108.4 million.  The Company paid total consideration consisting of $66.5 million in cash, 661,610 shares of Company common stock with a fair value of approximately $15.1 million (using a value of $22.85 per share, the closing price of the Company’s common stock on May 10, 2011) and $26.8 million of assumed indebtedness under Premex’s receivables facility which was paid off at closing.   In conjunction with the Premex acquisition, the Company incurred transaction costs of $646,000, of which $12,000 and $655,000 were incurred in the three and nine months ended September 30, 2011, respectively and none of which were incurred in the three and nine months ended September 30, 2012, and are reported in SGA expenses in the Company’s accompanying Consolidated Statements of Operations.  The Premex acquisition increased the Company’s market share in the U.K. and broadened the Company’s product portfolio and customer base in the U.K.

The final allocation of consideration for the Premex acquisition is summarized as follows (in thousands):

	Preliminary purchase price allocation December 31, 2011	Adjustments/ reclassifications	Final purchase price allocation September 30, 2012
Equipment and leasehold improvements	$650	$—	$650
Customer relationships	32,886	—	32,886
Tradename	10,602	—	10,602
Covenants not to compete	109	—	109
Technology	2,356	—	2,356
Goodwill	28,131	3,686	31,817
Net deferred tax asset (liability) associated with step-up in book basis	603	(3,695)	(3,092)
Assets acquired and liabilities assumed, net	33,019	9	33,028
Totals	$108,356	$—	$108,356

In the second quarter of 2012, the Company finalized the purchase price allocation with limited adjustments to the purchase price. The goodwill and other intangible assets resulting from the Premex acquisition are expected to be deductible for tax purposes.

Other 2011 Acquisitions

Additionally, in 2011, the Company completed the following individually insignificant acquisitions with an aggregate purchase price of $44.6 million, comprised of $43.2 million cash consideration less cash acquired of $564,000, and 214,926 shares of the Company’s common stock with an estimated fair value of $2.0 million. In conjunction with the other 2011 acquisitions, the Company incurred transaction costs of $643,000 of which $81,000 and $186,000 were incurred in the three and nine months ended September 30, 2011, respectively.  The Company incurred transaction costs of $3,000 and $38,000 in the three and nine months ended September 30, 2012.  These amounts are reported in SGA expenses in the Company’s accompanying Consolidated Statements of Operations. These acquisitions expanded the geographic coverage and, to a lesser extent, enhanced the service offering of the Company.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

Company name	Form of acquisition	Date of acquisition
National IME Centres Inc.	100% of the outstanding common stock	February 18, 2011
MLS Group of Companies, Inc.	100% of the outstanding common stock	September 28, 2011
Medicolegal Services, Inc.	Substantially all of the assets and assumed certain liabilities	September 28, 2011
North York Rehabilitation Centre Inc.	Substantially all of the assets and assumed certain liabilities	October 3, 2011
Capital Vocational Specialists Inc.	Substantially all of the assets and assumed certain liabilities	October 3, 2011
Matrix Health Management Inc.	Substantially all of the assets and assumed certain liabilities	October 24, 2011
Bronshvag	Substantially all of the assets and assumed certain liabilities	October 27, 2011

The preliminary allocation of consideration for these acquisitions is summarized as follows (in thousands):
	Preliminary purchase price allocation December 31, 2011	Adjustments/ reclassifications	Preliminary purchase price allocation September 30, 2012
Equipment and leasehold improvements	$213	$—	$213
Customer relationships	18,577	—	18,577
Tradename	2,989	—	2,989
Covenants not to compete	197	—	197
Technology	334	—	334
Goodwill	21,500	(1,751)	19,749
Net deferred tax liability associated with step-up in book basis	(356)	50	(306)
Assets acquired and liabilities assumed, net	2,598	202	2, 800
Totals	$46,052	$(1,499)	$44,553

In 2012, the Company recorded adjustments to working capital resulting in a reduction of total consideration paid of $1.5 million. Goodwill of $18.2 million and other intangible assets of $20.8 million are expected to be deductible for tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. The Company may make further adjustments to the purchase price allocation of certain acquisitions, excluding those completed on or prior to September 30, 2011 which are considered final as of September 30, 2012. Such changes are not expected to be significant.  The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

(b)           2012 Acquisitions

In 2012, the Company completed the following individually insignificant acquisitions with an aggregate purchase price of $95.9 million, comprised of $96.9 million cash consideration less cash acquired of $1.1 million, and 6,190 shares of the Company’s common stock with an estimated fair value of $85,000. In conjunction with these 2012 acquisitions, the Company incurred transaction costs of $1.2 million of which $780,000 and $1.2 million were incurred in the three and nine months ended September 30, 2012, respectively.  These amounts are reported in SGA expenses in the Company’s accompanying Consolidated Statements of Operations. These acquisitions expanded the geographic coverage and, to a lesser extent, enhanced the service offering of the Company.

Company name	Form of acquisition	Date of acquisition
Makos Health Associates	Substantially all of the assets and assumed certain liabilities	July 12, 2012
MedHealth Holdings Pty Limited	100% of the outstanding common stock	August 31, 2012

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

The preliminary allocation of consideration for these acquisitions is summarized as follows (in thousands):
Preliminary purchase price allocation September 30, 2012
Equipment and leasehold improvements	$750
Customer relationships	38,192
Tradename	10,821
Covenants not to compete	483
Technology	396
Goodwill	45,103
Assets acquired and liabilities assumed, net	141
Totals	$95,886

The goodwill and other intangible assets resulting from the 2012 acquisitions are expected to be deductible for tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change.  Such changes are not expected to be significant.  The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. The 2012 acquisitions contributed $5.5 million in revenues and $108,000 in operating income for the three and nine months ended September 30, 2012.

(c)            Pro forma Financial Information

The unaudited pro forma results of operations for the three and nine months ended September 30, 2011 assumes that the 2011 acquisitions were completed on January 1, 2010. The unaudited pro forma results of operations for the three and nine months ended September 30, 2012 assumes that the 2012 acquisitions were completed on January 1, 2011.

For the three months ended September 30, 2011 and 2012, the pro forma results include adjustments to reflect additional interest expense of $2.8 million and $1.1 million, respectively, associated with the funding of the acquisitions assuming that acquisition related debt was incurred on January 1, 2010 for 2011 acquisitions and January 1, 2011 for 2012 acquisitions. In addition, incremental depreciation and amortization expense was recorded as if the acquisitions had occurred on January 1, 2010 for 2011 acquisitions and January 1, 2011 for 2012 acquisitions and amounted to $4.0 million and $1.6 million for the three months ended September 30, 2011 and 2012, respectively. Finally, adjustments of $2.4 million and $2.0 million were made to SGA expenses for the three months ended September 30, 2011 and 2012, respectively, principally related to certain salary and other personal expenses attributable to the previous owners of the acquired businesses. These adjustments represent contractual reductions and are considered to be non-recurring and are not expected to have a continuing impact on the operations of the Company.

For the nine months ended September 30, 2011 and 2012, the pro forma results include adjustments to reflect additional interest expense of $11.4 million and $3.9 million, respectively associated with the funding of the acquisitions assuming that acquisition related debt was incurred on January 1, 2010 for 2011 acquisitions and January 1, 2011 for 2012 acquisitions. In addition, incremental depreciation and amortization expense was recorded as if the acquisitions had occurred on January 1, 2010 for 2011 acquisitions and January 1, 2011 for 2012 acquisitions and amounted to $17.4 million and $6.6 million for the nine months ended September 30, 2011 and 2012, respectively. Finally, adjustments of $12.6 million and $1.5 million were made to SGA expenses for the nine months ended September 30, 2011 and 2012, respectively, principally related to certain salary and other personal expenses attributable to the previous owners of the acquired businesses. These adjustments represent contractual reductions and are considered to be non-recurring and are not expected to have a continuing impact on the operations of the Company.

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(In thousands, except per share data)
Pro forma revenues	$132,896	$141,360	$404,724	$421,481
Pro forma net loss	(3,895)	(4,174)	(6,289)	(14,979)

Pro forma loss per share:
Basic and diluted	$(0.11)	$(0.12)	$(0.18)	$(0.44)

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective as of January 1 of the respective years or of future operations of the Company.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

(4)           Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements at December 31, 2011 and September 30, 2012, consist of the following (in thousands):

	Estimated useful lives (years)			December 31, 2011	September 30, 2012
Building		15		$600	$600
Computer and office equipment		3		10,742	14,822
Furniture and fixtures	3	to	5	1,682	2,351
Leasehold improvements		Lease term		627	1,567
				13,651	19,340
Less accumulated depreciation and amortization				4,733	8,791
Total				$8,918	$10,549

Depreciation expense for the three and nine months ended September 30, 2011 was $1.0 million and $2.7 million, respectively. Depreciation expense for the three and nine months ended September 30, 2012 was $1.4 million and $4.0 million, respectively.

(5)           Goodwill and Intangible Assets

Goodwill at December 31, 2011 and September 30, 2012 consists of the following (in thousands):

	December 31, 2011	September 30, 2012
Balance at beginning of period	$90,582	$300,260
Goodwill acquired during the period	209,619	45,103
Adjustments to prior year acquisitions	1,799	3,983
Effect of foreign currency translation	(1,740)	2,680
Balance at end of period	$300,260	$352,026

Intangible assets at December 31, 2011 and September 30, 2012, consist of the following (in thousands):

				December 31, 2011
	Estimated useful lives (months)			Gross carrying amount	Accumulated amortization	Net carrying carrying value
Amortizable intangible assets:
Customer relationships	40	to	60	$157,826	$(50,438)	$107,388
Tradenames	45	to	84	48,046	(13,277)	34,769
Covenants not to compete		36		2,784	(1,587)	1,197
Technology	24	to	40	6,750	(3,936)	2,814
Totals				$215,406	$(69,238)	$146,168

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

				September 30, 2012
	Estimated useful lives (months)			Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	40	to	60	$198,780	$(79,103)	$119,677
Tradenames	45	to	84	59,583	(21,354)	38,229
Covenants not to compete		36		3,292	(2,148)	1,144
Technology	24	to	40	7,262	(5,807)	1,455
Totals				$268,917	$(108,412)	$160,505

For the three and nine months ended September 30, 2011, the aggregate intangible amortization expense was $12.0 million and $30.4 million, respectively. For the three and nine months ended September 30, 2012, the aggregate intangible amortization expense was $13.1 million and $38.2 million, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Amount

Three months ended December 31, 2012	$14,727
Year ended December 31:
2013	53,884
2014	37,678
2015	28,688
2016	16,056
Thereafter	9,472
Total	$160,505

(6)           Accrued Expenses

Accrued expenses at December 31, 2011 and September 30, 2012 consist of the following (in thousands):

	December 31, 2011	September 30, 2012
Accrued compensation and benefits	$3,323	$9,939
Accrued selling and professional fees	4,112	5,316
Accrued income and other taxes	1,546	6,358
Accrued medical panel fees	1,880	3,323
Accrued value added tax	15,812	19,229
Other accrued expenses	1,737	2,022
Total	$28,410	$46,187

(7)           Stockholders’ Equity

During the nine months ended September 30, 2012, the Company issued approximately 157,000 shares of common stock to settle stock options exercised during the period.

During the nine months ended September 30, 2012, the Company issued approximately 39,000 shares of restricted stock with an estimated fair value of $485,000 to the members of the Board of Directors as compensation for services to be provided in the upcoming year.  The Company will record the expense related to these awards in SGA expenses over the one-year service period.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

During the nine months ended September 30, 2012, the Company issued approximately 7,000 shares of common stock to settle vested restricted stock units granted in the prior year to an outside consultant as compensation to be provided in the upcoming year.  The Company records the expense related to these awards in SGA expenses over the requisite service period.

During the nine months ended September 30, 2012, the Company repurchased approximately 39,000 shares of its common stock under its share repurchase program.  These shares were repurchased at an average cost of $9.91 per share for a total cost of approximately $387,000.

During the nine months ended September 30, 2012, the Company reissued, from treasury, approximately 6,000 shares of common stock, with a fair value of $85,000, to fund the stock consideration of an acquisition completed in July 2012.

During the nine months ended September 30, 2012, in connection with the post-acquisition performance provisions of a 2010 acquisition agreement, the Company recovered approximately 67,000 shares of its common stock with a value of $897,000. These shares of common stock are held as treasury shares as of September 30, 2012.

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

(8)           Related Party Transactions

The Senior Secured Revolving Credit Facility contains a provision requiring the Company to use a third party to perform financial due diligence for acquisitions exceeding a certain size. With the approval of the senior lender, the Company engaged RedRidge Finance Group (“Redridge”) to assist it with financial due diligence and incurred $274,000 and $461,000  in fees pertaining to acquisition-related work performed during the three and nine months ended September 30, 2011, respectively.  The Company incurred $40,000 and $160,000 in fees pertaining to acquisition-related work performed during the three and nine months ended September 30, 2012.   P&P Investment, LLC (“P&P”), a company owned by Richard Perlman and James Price, the Executive Chairman and Chief Executive Officer, respectively, of the Company, is a minority owner and lender of RedRidge.  P&P, Mr. Perlman and Mr. Price have waived any ownership right P&P had to any portion of the diligence fees paid by the Company to RedRidge.

In June 2010, the Company entered into a lease agreement with Compass Partners, L.L.C. (“Compass”) for corporate office space located at 655 Madison Avenue, 23rd Floor, New York, NY. Pursuant to the lease, which runs from April 1, 2010 through June 30, 2014, the Company paid Compass a rental fee of $10,080 per month in 2010, which fee is subject to increase based on a proportionate pass through of base rent increases and increases for property taxes and building operating expenses. In the three and nine months ended September 30, 2011, the Company paid Compass $33,000 and $101,000 in rental payments, respectively.   In the three and nine months ended September 30, 2012, the Company paid Compass $31,000 and $94,000 in rental payments, respectively. Compass is owned by Richard Perlman, the Company’s Executive Chairman.

(9)           Commitments and Contingencies

(a)           Lease Commitments

The Company and its subsidiaries lease office space and office related equipment under noncancelable operating leases with various expiration dates from 2012 through 2021.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

Future minimum lease payments under the operating leases for the three months ended December 31, 2012 and in each of the years subsequent to December 31, 2012 are as follows (in thousands):

Amount
Three months ended December 31, 2012	$2,638
Year ended December 31:
2013	9,595
2014	8,081
2015	6,738
2016	4,087
Thereafter	5,411
Total	$36,550

Related rent expense for the three and nine months ended September 30, 2011 was $2.1 million and $5.8 million, respectively. Related rent expense for the three and nine months ended September 30, 2012 was $2.4 million and $7.1 million, respectively.

(b)           Employee Benefit Plans

The Company and its subsidiaries sponsor separate voluntary defined contribution pension plans. The plans cover substantially all employees that meet specific age and length of service requirements. The Company and its subsidiaries have various matching and vesting arrangements within their individual plans. The Company did not record any compensation expense related to these plans for the three and nine months ended September 30, 2011.  For the three and nine months ended September 30, 2012, the Company recorded $149,000 and $380,000 in compensation expense related to these plans.

(c)           Letters of Credit

As of December 31, 2011 and September 30, 2012, the Company had $190,000 and $83,000 outstanding under letters of credit which are used to secure two of the Company’s leased office facilities.

(10)         Long-Term Debt

	December 31, 2011	September 30, 2012
	(In thousands)
Senior Unsecured Notes Payable (a)	$250,000	$250,000
Senior Secured Revolving Credit Facility, Bank of America, N.A. (b)	5,000	94,905
Working capital facilities, Barclays (c)	39,063	35,212
Various subordinated unsecured notes payable; maturing at various dates from 2011 through 2014 (d)	2,649	1,779
	296,712	381,896
Less current portion	1,932	7,543
	$294,780	$374,353

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

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

On August 27, 2012, the Company entered into a fourth amendment to its Senior Secured Revolving Credit Facility (the “Fourth Amendment”).  The Fourth Amendment amended the Senior Secured Revolving Credit Facility to add the Australian dollar as an alternative currency and increased the alternative currency sublimit from USD $60.0 million to USD $100.0 million.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)
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

As of September 30, 2012, the Company had $94.9 million outstanding under the Senior Secured Revolving Credit Facility, resulting in $167.6 million of undrawn commitments (without taking into account $83,000 outstanding under letters of credit). Of the total amount outstanding as of September 30, 2012, $51.9 million was denominated in Australian dollars (“AUD”) with the balance denominated in U.S. dollars. The credit agreement governing the Company’s Senior Secured Revolving Credit Facility contains restrictive covenants, including among other things, financial covenants which may limit the amount of borrowings available.

(c)           On September 29, 2010, the Company’s indirect wholly-owned subsidiary UK Independent Medical Services (“UKIM”) entered into a Sales Finance Agreement (the “UKIM SFA”) with Barclays Bank PLC (“Barclays”), pursuant to which Barclays will provide UKIM a working capital facility of up to £5,000,000, subject to the terms and conditions of the UKIM SFA. The working capital facility bears a discount margin of 2.5% over Base Rate (0.5% rate on September 30, 2012) and serves to finance UKIM’s unpaid account receivables. The working capital facility has a minimum term of 36 months. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of September 30, 2012, the Company had $6.3 million outstanding under the working capital facility, resulting in approximately $1.8 million in availability.

On May 12, 2011, the Company’s indirect wholly-owned subsidiary Premex entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays will provide Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on September 30, 2012) and serves to finance Premex’s unpaid account receivables. The working capital facility has a minimum term of 36 months. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of September 30, 2012, the Company had $28.9 million outstanding under the working capital facility, resulting in approximately $13.9 million in availability.

(d)           During 2009 and 2010, the Company issued seller debt in the form of subordinated unsecured notes payable with an estimated fair value of approximately $6.9 million relating to certain acquisitions.  These notes are unsecured and subordinated to the Senior Secured Revolving Credit Facility and the Senior Unsecured Notes issued in July 2011. Five notes payable totaling $4.4 million bear interest at 6.0%, and are payable quarterly with amounts ranging between $50,000 and $76,000, with maturity dates through March 2013. The remaining balance of the notes payable, $2.5 million, are noninterest bearing and are payable annually with amounts ranging between $250,000 and $750,000, maturing through 2014. The Company made principal payments totaling $975,000 during the nine months ended September 30, 2012.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

As of September 30, 2012, future maturities of long-term debt were as follows (in thousands):

Amount

Three months ended December 31, 2012	$1,039
Year ended December 31:
2013	6,736
2014	29,216
2015	—
2016	94,905
Thereafter	250,000
Total	$381,896

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

In August 2008, in order to protect against interest rate exposure on its variable-rate debt, the Company entered into an interest rate swap to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed interest rate of 4.36% with a notional amount of $6.6 million and $5.2 million as of December 31, 2011 and September 30, 2012, respectively. The Company did not meet the criteria for hedge accounting under ASC 815, thus the difference between its amortized cost and its fair value resulted in an unrealized gain for the nine months ended September 30, 2011 and 2012 of $253,000 and $169,000 respectively, and such amount was reported in interest and other expenses, net on the accompanying Consolidated Statements of Operations.

In September 2012, in order to protect against foreign currency exposure on its Australian operations, the Company borrowed in Australian dollars as a hedge of its net investment in Australia related to the MedHealth acquisition. The Company has outstanding debt of approximately AUD$50.0 million that is designated as a hedge of its net investment in Australia as of September 30, 2012. There were no amounts designated as net investment hedges as of December 31, 2011. This non-derivative net investment hedge was classified as long-term debt in the Company’s Consolidated Balance Sheets. In accordance with ASC 815, the translation of this debt instrument designated as a net investment hedge is recorded in accumulated other comprehensive loss, offsetting the currency translation adjustment of the related net investment that is also recorded in accumulated other comprehensive loss. This instrument will mature in conjunction with amounts outstanding under the Senior Secured Revolving Credit Facility.

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

As of December 31, 2011, the Company had $4.6 million in U.S. federal net operating losses (“NOLs”) to offset against future U.S. federal taxable income. These NOLs are subject to the change in control provisions in Section 382 of the Internal Revenue Code (“IRC Section 382”) and expire in 2030. As of December 31, 2011, the Company had alternative minimum tax (“AMT”) credit carryforwards of $171,000 and $894,000 in estimated foreign tax credits related to income taxes payable at certain of our business units located in the U.K., which may be used to offset future federal tax liabilities. Additionally, as of September 30, 2012, the Company had $7.9 million in income tax deductions related to the excess tax benefit on stock option exercises, the tax effect of which will be reflected as additional paid-in capital when realized.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

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

As of December 31, 2011, the liability related to unrecognized tax benefits was $308,000. The Company recorded an additional liability for unrecognized tax benefits in the nine months ended September 30, 2012 of $14,000 related to acquired liabilities for unrecognized tax benefits and interest and penalties on prior year tax positions.  The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

The following table summarizes the activity related to the unrecognized tax benefits for the period ended September 30, 2012 (in thousands):

Balance at January 1, 2012	$308
Increase to prior year tax positions	14
Increase to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—
Decrease related to settlements	—
Balance at September 30, 2012	$322

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

Information relating to the Company’s revenues and long-lived assets is as follows (in thousands):

Revenues:	For the three months ended September 30,		For the nine months ended September 30,
	2011	2012	2011	2012
United States	$78,054	$84,784	$217,597	$260,442
Canada	4,090	6,553	14,387	20,457
United Kingdom	27,074	33,521	50,564	95,474
Australia	—	5,227	—	5,227
Total	$109,218	$130,085	$282,548	$381,600

Long-lived assets: (1)	December 31, 2011	September 30, 2012
United States	$340,955	$321,278
Canada	42,377	37,227
United Kingdom	72,452	70,468
Australia	—	95,209
Total	$455,784	$524,182

(1)	Long-lived assets are noncurrent assets excluding deferred tax assets and deferred financing costs.

(14)         Condensed Consolidating Financial Information of Guarantor Subsidiaries

The Company has outstanding certain indebtedness that is guaranteed by all of its U.S. subsidiaries. However, the indebtedness is not guaranteed by the Company’s foreign subsidiaries. The guarantor subsidiaries are wholly owned and the guarantees are made on a joint and several basis, and are full and unconditional. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of December 31, 2011 and September 30, 2012, and for the three and nine months ended September 30, 2011 and 2012 is presented below. The Company (issuer of the Senior Unsecured Notes) was formed in June 2010 to implement a holding company organizational structure. As a result, all operating activities are conducted through the Company’s wholly-owned subsidiaries. On August 31, 2012, the Company acquired 100% of the outstanding common stock of MedHealth Holdings Pty Limited ("MedHealth"), an Australian entity. In connection with this acquisition, the Company formed a new Delaware holding company, ExamWorks AP, Inc. (“ExamWorks AP”). ExamWorks AP was added to the Indenture as a guarantor of the Senior Unsecured Notes and is a direct subsidiary of the Company.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

Condensed Consolidating Statement of Operations for the three months ended September 30, 2011
(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals

Revenues	$78,054	$31,164	$—	$109,218
Costs and expenses:
Costs of revenues	53,781	18,367	—	72,148
Selling, general and administrative expenses	13,441	9,362	—	22,803
Depreciation and amortization	8,848	4,221	—	13,069
Total costs and expenses	76,070	31,950	—	108,020
Income (loss) from operations	1,984	(786)	—	1,198
Interest and other expenses, net	5,204	83	—	5,287
Loss before income taxes	(3,220)	(869)	—	(4,089)
Benefit for income taxes	(1,316)	(96)	—	(1,412)
Net loss	$(1,904)	$(773)	$—	$(2,677)

Comprehensive Loss:
Net loss	$(1,904)	$(773)	$—	$(2,677)
Foreign currency translation adjustments, net of tax	—	(2,627)	—	(2,627)
Total comprehensive loss	$(1,904)	$(3,400)	$—	$(5,304)

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2011
(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals

Revenues	$217,597	$64,951	$—	$282,548
Costs and expenses:
Costs of revenues	147,845	38,380	—	186,225
Selling, general and administrative expenses	40,336	18,449	—	58,785
Depreciation and amortization	24,569	8,584	—	33,153
Total costs and expenses	212,750	65,413	—	278,163
Income (loss) from operations	4,847	(462)	—	4,385
Interest and other expenses, net	7,738	1,775	—	9,513
Loss before income taxes	(2,891)	(2,237)	—	(5,128)
Benefit for income taxes	(1,408)	(412)	—	(1,820)
Net loss	$(1,483)	$(1,825)	$—	$(3,308)

Comprehensive Loss:
Net loss	$(1,483)	$(1,825)	$—	$(3,308)
Foreign currency translation adjustments, net of tax	—	(2,857)	—	(2,857)
Total comprehensive loss	$(1,483)	$(4,682)	$—	$(6,165)

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

Condensed Consolidating Statement of Operations for the three months ended September 30, 2012
(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals

Revenues	$84,785	$45,300	$—	$130,085
Costs and expenses:
Costs of revenues	60,025	26,055	—	86,080
Selling, general and administrative expenses	15,003	13,278	—	28,281
Depreciation and amortization	8,480	5,978	—	14,458
Total costs and expenses	83,508	45,311	—	128,819
Income (loss) from operations	1,277	(11)	—	1,266
Interest and other expenses, net	5,937	1,609	—	7,546
Loss before income taxes	(4,660)	(1,620)	—	(6,280)
Provision (benefit) for income taxes	(3,692)	2,038	—	(1,654)
Net loss	$(968)	$(3,658)	$—	$(4,626)

Comprehensive Income (Loss):
Net loss	$(968)	$(3,658)	$—	$(4,626)
Foreign currency translation adjustments, net of tax	(159)	4,572	—	4,413
Total comprehensive income (loss)	$(1,127)	$914	$—	$(213)

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2012
(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals

Revenues	$260,442	$121,158	$—	$381,600
Costs and expenses:
Costs of revenues	182,747	68,729	—	251,476
Selling, general and administrative expenses	47,449	37,193	—	84,642
Depreciation and amortization	25,881	16,364	—	42,245
Total costs and expenses	256,077	122,286	—	378,363
Income (loss) from operations	4,365	(1,128)	—	3,237
Interest and other expenses, net	16,391	3,902	—	20,293
Loss before income taxes	(12,026)	(5,030)	—	(17,056)
Provision (benefit) for income taxes	(6,938)	2,138	—	(4,800)
Net loss	$(5,088)	$(7,168)	$—	$(12,256)

Comprehensive Loss:
Net loss	$(5,088)	$(7,168)	$—	$(12,256)
Foreign currency translation adjustments, net of tax	(159)	5,286	—	5,127
Total comprehensive loss	$(5,247)	$(1,882)	$—	$(7,129)

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2011
(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$6,044	$2,372	$—	$—	$8,416
Accounts receivable, net	44,690	99,351	—	—	144,041
Other receivables	26	14	—	—	40
Prepaid expenses	2,694	1,793	—	—	4,487
Deferred tax assets	1,373	267	—	—	1,640
Other current assets	14	1,159	—	—	1,173
Total current assets	54,841	104,956	—	—	159,797
Property, equipment and leasehold improvements, net	7,745	1,173	—	—	8,918
Goodwill	240,252	60,008	—	—	300,260
Intangible assets, net	84,833	61,335	—	—	146,168
Deferred tax assets, noncurrent	—	1,913	—	(1,913)	—
Deferred financing costs, net	—	—	11,458	—	11,458
Other assets	438	—	—	—	438
Total assets	$388,109	$229,385	$11,458	$(1,913)	$627,039
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$16,728	$25,914	$—	$—	$42,642
Accrued expenses	4,272	24,138	—	—	28,410
Accrued interest expense	—	—	10,247	—	10,247
Deferred revenue	192	1,140	—	—	1,332
Current portion of subordinated unsecured notes payable	1,932	—	—	—	1,932
Current portion of contingent earnout obligation	91	—	—	—	91
Other current liabilities	2,925	2,534	—	—	5,459
Total current liabilities	26,140	53,726	10,247	—	90,113
Senior unsecured notes payable	—	—	250,000	—	250,000
Senior secured revolving credit facility and working capital facilities	—	39,063	5,000	—	44,063
Long-term subordinated unsecured notes payable, less current portion	717	—	—	—	717
Long-term contingent earnout obligation, less current portion	86	—	—	—	86
Deferred tax liability, noncurrent	4,072	—	—	(1,913)	2,159
Other long-term liabilities	1,691	286	—	—	1,977
Total liabilities	32,706	93,075	265,247	(1,913)	389,115
Commitments and contingencies
Stockholders’ equity (deficit) (1)	355,403	136,310	(253,789)	—	237,924
Total liabilities and stockholders' equity (deficit)	$388,109	$229,385	$11,458	$(1,913)	$627,039

(1) Includes intercompany investments in subsidiaries

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

Condensed Consolidating Balance Sheet as of September 30, 2012
(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$3,207	$3,199	$—	$—	$6,406
Accounts receivable, net	45,742	125,355	—	—	171,097
Other receivables	32	30	—	—	62
Prepaid expenses	2,078	2,934	—	—	5,012
Other current assets	13	1,213	—	—	1,226
Total current assets	51,072	132,731	—	—	183,803
Property, equipment and leasehold improvements, net	8,580	1,969	—	—	10,549
Goodwill	242,027	109,999	—	—	352,026
Intangible assets, net	62,494	98,011	—	—	160,505
Deferred tax assets, noncurrent	7,167	4,440	—	—	11,607
Deferred financing costs, net	—	—	10,771	—	10,771
Other assets	493	609	—	—	1,102
Total assets	$371,833	$347,759	$10,771	$—	$730,363
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,567	$33,728	$—	$—	$45,295
Accrued expenses	10,414	35,773	—	—	46,187
Accrued interest expense	—	—	5,133	—	5,133
Deferred revenue	166	3,203	—	—	3,369
Current portion of subordinated unsecured notes payable	1,251	—	—	—	1,251
Deferred tax liability	335	23	—	—	358
Current portion of contingent earnout obligation	83	—	—	—	83
Current portion of working capital facilities	—	6,292	—	—	6,292
Other current liabilities	2,498	3,507	—	—	6,005
Total current liabilities	26,314	82,526	5,133	—	113,973
Senior unsecured notes payable	—	—	250,000	—	250,000
Senior secured revolving credit facility and working capital facilities, less current portion	—	28,920	94,905	—	123,825
Long-term subordinated unsecured notes payable, less current portion	528	—	—	—	528
Other long-term liabilities	1,386	424	—	—	1,810
Total liabilities	28,228	111,870	350,038	—	490,136
Commitments and contingencies
Stockholders’ equity (1)	343,605	235,889	(339,267)	—	240,227
Total liabilities and stockholders' equity	$371,833	$347,759	$10,771	$—	$730,363

(1) Includes intercompany investments in subsidiaries.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2011
(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals

Net cash provided by (used in) operating activities	$57,414	$(30,608)	$—	$26,806
Investing activities:
Cash paid for acquisitions, net	(297,930)	(2,303)	—	(300,233)
Purchases of equipment and leasehold improvements, net	(3,301)	(820)	—	(4,121)
Working capital and other settlements for acquisitions	(168)	(1,716)	—	(1,884)
Net cash used in investing activities	(301,399)	(4,839)	—	(306,238)
Financing activities:
Borrowings under senior secured revolving credit facility	—	—	268,000	268,000
Borrowings under senior unsecured notes payable	—	—	250,000	250,000
Proceeds from the exercise of options and warrants	—	—	2,215	2,215
Excess tax benefit related to share-based compensation	3,112	—	—	3,112
Payment of deferred financing costs	—	—	(9,746)	(9,746)
Repayment of subordinated unsecured notes payable	(2,101)	—	—	(2,101)
Net borrowings under working capital facilities	—	36,098	—	36,098
Purchases of stock for treasury	—	—	(3,548)	(3,548)
Repayment under senior secured revolving credit facility	—	—	(268,000)	(268,000)
Intercompany investments and other	238,563	—	(238,921)	(358)
Net cash provided by financing activities	239,574	36,098	—	275,672
Exchange rate impact on cash and cash equivalents	—	5	—	5
Net increase (decrease) in cash and cash equivalents	(4,411)	656	—	(3,755)
Cash and cash equivalents, beginning of period	31,192	2,432	—	33,624
Cash and cash equivalents, end of period	$26,781	$3,088	$—	$29,869

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements Unaudited)

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2012
(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals

Net cash provided by operating activities	$10,938	$4,149	$—	$15,087
Investing activities:
Cash paid for acquisitions, net	(96,942)	1,141	—	(95,801)
Purchases of equipment and leasehold improvements, net	(4,379)	(478)	—	(4,857)
Working capital and other settlements for acquisitions	(857)	1,404	—	547
Net cash provided by (used in) investing activities	(102,178)	2,067	—	(100,111)
Financing activities:
Borrowings under senior secured revolving credit facility	—	—	160,640	160,640
Proceeds from the exercise of options and warrants	—	—	1,254	1,254
Purchases of stock for treasury	—	—	(387)	(387)
Payment of deferred financing costs	—	—	(1,034)	(1,034)
Repayment of subordinated unsecured notes payable	(975)	—	—	(975)
Net repayments of working capital facilities	—	(5,517)	—	(5,517)
Repayment under senior secured revolving credit facility	—	—	(71,000)	(71,000)
Intercompany investments and other	89,378	—	(89,473)	(95)
Net cash provided by (used in) financing activities	88,403	(5,517)	—	82,886
Exchange rate impact on cash and cash equivalents	—	128	—	128
Net increase (decrease) in cash and cash equivalents	(2,837)	827	—	(2,010)
Cash and cash equivalents, beginning of period	6,044	2,372	—	8,416
Cash and cash equivalents, end of period	$3,207	$3,199	$—	$6,406

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to “ExamWorks”, “the Company,” “we,” “our,” and “us” mean ExamWorks Group, Inc. and its consolidated subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q.  This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties.  Forward-looking statements convey current expectations or forecasts of future events for ExamWorks. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking. You can identify forward-looking statements by terminology such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” “can,” “continue,” or “may,” or the negative of these terms or other similar expressions that convey uncertainty of future events or outcomes. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A. of this Quarterly Report on Form 10-Q and elsewhere in this report, and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this report.

Our Business

We are a leading provider of IMEs, peer and bill reviews, and related services, which include legal support services, administrative support services and medical record retrieval services. We were incorporated as a Delaware corporation on April 27, 2007. From July 14, 2008 through September 30, 2012, we have acquired 39 IME businesses, including a leading provider of software solutions to the IME industry. We currently operate out of 54 service centers servicing all 50 U.S. states, Canada, the United Kingdom and Australia.

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

We provide our clients with the local presence, expertise and broad geographic coverage they increasingly require. Our size and geographic reach give our clients access to our medical panel of credentialed physicians and other medical providers and our proprietary information technology infrastructure that has been specifically designed to streamline the complex process of coordinating referrals, scheduling appointments, complying with regulations and client reporting. Our primary service is to provide IMEs that give our clients authoritative and accurate answers to questions regarding the nature and permanency of medical conditions or personal injury, their cause and appropriate treatment. Additionally, we provide peer and bill reviews, which consist of medical opinions by members of our medical panel without conducting physical exams, and the review of physician and hospital bills to examine medical care rendered and its conformity to accepted standards of care. Prior to the MES acquisition in February 2011, we marketed our services primarily under the ExamWorks brand.  Initially with the MES acquisition and subsequently with the Premex and MedHealth acquisitions, we began to market our services under several brands, including but not limited to, ExamWorks, MES, Premex and MedHealth.

We operate in a highly fragmented industry and have completed numerous acquisitions. A key component of our business strategy is growth through acquisitions that expand our geographic coverage, provide new or complementary lines of business, expand our portfolio of services, and increase our market share. Another central feature of our business strategy is to grow our business organically by selling additional services to existing clients, cross-selling into additional insurance lines of business and expanding our geographic footprint with existing clients. Through September 30, 2012, we have completed the following 39 acquisitions:

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Acquisition Date	Name

August 31, 2012	•	MedHealth Holdings
July 12, 2012	•	Makos
October 27, 2011	•	Bronshvag
October 24, 2011	•	Matrix Health Management
October 3, 2011	•	Capital Vocational Specialists
	•	North York Rehabilitation Centre
September 28, 2011	•	MLS Group of Companies
	•	Medicolegal Services
May 10, 2011	•	Premex Group
February 28, 2011	•	MES Group
February 18, 2011	•	National IME Centres
December 20, 2010	•	Royal Medical Consultants
October 1, 2010	•	BMEGateway
September 7, 2010	•	UK Independent Medical Services
September 1, 2010	•	Health Cost Management
August 6, 2010	•	Verity Medical
	•	Exigere
June 30, 2010	•	SOMA Medical Assessments
	•	Direct IME
	•	Network Medical Review
	•	Independent Medical Services
	•	401 Diagnostics
March 26, 2010	•	Metro Medical Services
March 15, 2010	•	American Medical Bill Review
	•	Medical Evaluations
December 31, 2009	•	Abeton
	•	Medical Assurance Group
	•	MedNet I.M.S.
	•	Qualmed
	•	IME Operations of Physicians' Practice
August 14, 2009	•	The Evaluation Group
August 4, 2009	•	Benchmark Medical Consultants
July 7, 2009	•	IME Software Solutions
May 21, 2009	•	Florida Medical Specialists
	•	Marquis Medical Administrators
April 17, 2009	•	Ricwel
July 14, 2008	•	CFO Medical Services
	•	Crossland Medical Review Services
	•	Southwest Medical

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

Certain agreements with customers in the U.K. include provisions whereby collection of the amounts billed are contingent on the favorable outcome of the claim.  We have deemed these provisions to preclude revenue recognition at the time of sale, as collectability is not reasonably assured and the sales are contingent, and are deferring these revenues, net of estimated costs, until the case has been settled and the contingency has been resolved and the cash has been collected.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Results of Operations

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2012	2011	2012
Revenues	$109,218	$130,085	$282,548	$381,600
Costs and expenses:
Costs of revenues	72,148	86,080	186,225	251,476
Selling, general and administrative expenses	22,803	28,281	58,785	84,642
Depreciation and amortization	13,069	14,458	33,153	42,245
Total costs and expenses	108,020	128,819	278,163	378,363
Income from operations	1,198	1,266	4,385	3,237
Interest and other expenses, net	5,287	7,546	9,513	20,293
Loss before income tax benefit	(4,089)	(6,280)	(5,128)	(17,056)
Income tax benefit	(1,412)	(1,654)	(1,820)	(4,800)
Net loss	$(2,677)	$(4,626)	$(3,308)	$(12,256)

Net loss per share attributable to common stockholders Basic and diluted	$(0.08)	$(0.14)	$(0.10)	$(0.36)

Weighted average shares outstanding - common stock - basic and diluted	34,732,028	34,116,062	33,889,584	34,092,093
Other Financial Data:
Adjusted EBITDA (1)	$17,128	$20,182	$46,494	$59,457

(1)	Adjusted EBITDA is a non-GAAP measure that is described and reconciled to net loss in the next section and is not a substitute for the GAAP equivalent.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
Reconciliation of Adjusted EBITDA	2011	2012	2011	2012
Net loss	$(2,677)	$(4,626)	$(3,308)	$(12,256)
Share-based compensation expense (i)	2,363	3,018	5,385	12,562
Depreciation and amortization expense	13,069	14,458	33,153	42,245
Acquisition-related transaction costs	477	1,378	2,704	1,270
Other non-recurring costs(ii)	21	62	867	143
Interest and other expenses, net	5,287	7,546	9,513	20,293
Benefit for income taxes	(1,412)	(1,654)	(1,820)	(4,800)
Adjusted EBITDA:	$17,128	$20,182	$46,494	$59,457

(i)
For the three and nine months ended September 30, 2012, share-based compensation expense of $748,000 and $2.2 million is included in costs of revenues, respectively, and the remainder is included in SGA expenses. For the three and nine months ended September 30, 2011, share-based compensation expense of $650,000 and $1.3 million is included in costs of revenues, respectively and the remainder is included in SGA expenses.

(ii)	Other non-recurring costs consist of severance and facility termination costs.

Comparison of the Three Months Ended September 30, 2012 and 2011

       Revenues. Revenues were $130.1 million for the three months ended September 30, 2012 compared to $109.2 million for the three months ended September 30, 2011, an increase of $20.9 million, or 19%. The change in revenues over the 2011 period was due primarily to acquisitions completed in 2011 and 2012. Excluding the impact of acquisitions, organic growth was 6.4% and was primarily due to increased volumes.

       Pro forma revenues were $141.4 million for the three months ended September 30, 2012 compared to $132.9 million for the three months ended September 30, 2011, an increase of 6.4%.  The increase is primarily due to volume growth in our U.K. and Australian businesses, and to a lesser extent our U.S. businesses, offset by volume declines in our Canadian businesses.  Pro forma revenues for the three months ended September 30, 2012 assumes that the 2012 acquisitions were completed on January 1, 2011.  Pro forma revenues for the three months ended September 30, 2011 assumes that the 2011 acquisitions were completed on January 1, 2010 and the 2012 acquisitions were completed on January 1, 2011.

       Costs of revenues. Costs of revenues were $86.1 million for the three months ended September 30, 2012 compared to $72.1 million for the three months ended September 30, 2011, an increase of $14.0 million, or 19%. The change in cost of revenues over the 2011 period was due to acquisitions completed in 2011 and 2012.  Costs of revenues as a percentage of revenues increased slightly from 66.1% for the three months ended September 30, 2011 to 66.2% for the three months ended September 30, 2012.

       Selling, general and administrative. SGA expenses were $28.3 million for the three months ended September 30, 2012 compared to $22.8 million for the three months ended September 30, 2011, an increase of $5.5 million, or 24%.  The change in SGA expenses over 2011 was due primarily to acquisitions completed in 2011 and 2012, with personnel expenses accounting for $1.8 million of this increase and the remainder resulting primarily from increases in rent, travel, phone, legal, insurance, sales and marketing, and other professional expenses, offset by a decrease in acquisition related transaction costs.

       Depreciation and amortization. D&A expenses were $14.5 million for the three months ended September 30, 2012 compared to $13.1 million for the three months ended September 30, 2011, an increase of $1.4 million, or 11%. The increase in D&A expenses over the 2011 period was due primarily to additional amortization of finite-lived intangible and tangible assets related to acquisitions completed during 2011 and 2012.

       Interest and other expenses, net. Interest and other expenses, net were $7.5 million for the three months ended September 30, 2012 compared to $5.3 million for the three months ended September 30, 2011, an increase of approximately $2.2 million, or 43%.  Interest and other expenses, net increased primarily due to interest expenses and deferred loan costs amortization associated with the $250.0 million Senior Unsecured Notes completed in July 2011.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Income tax benefit. Income tax benefit was $1.7 million for the three months ended September 30, 2012 compared with $1.4 million for the three months ended September 30, 2011, an increased benefit of $242,000 or 17%.  Our effective income tax rate was 26.3% and 34.5% for the three months ended September 30, 2012 and 2011, respectively. The 2012 tax rate is impacted by limitations on foreign tax credits generated by our operations in the U.K.

       Net loss. For the foregoing reasons, net loss was $4.6 million for the three months ended September 30, 2012 compared to $2.7 million for the three months ended September 30, 2011, an increase of $1.9 million or 73%.

Comparison of the Nine Months Ended September 30, 2012 and 2011

       Revenues. Revenues were $381.6 million for the nine months ended September 30, 2012 compared to $282.5 million for the nine months ended September 30, 2011, an increase of $99.1 million, or 35%. The change in revenues over the 2011 period was due primarily to acquisitions completed in 2011 and 2012. Excluding the impact of acquisitions, organic growth was 2.2% and was primarily due to increased volumes.

       Pro forma revenues were $421.5 million for the nine months ended September 30, 2012 compared to $404.7 million for the nine months ended September 30, 2011, an increase of 4.1%.  The increase is due in part to volume growth in our U.K., Australian, and to a lesser extent, U.S. businesses, offset by volume declines in our Canadian businesses.  Pro forma revenues for the nine months ended September 30, 2012 assumes that the 2012 acquisitions were completed on January 1, 2011.  Pro forma revenues for the nine months ended September 30, 2011 assumes that the 2011 acquisitions were completed on January 1, 2010 and out 2012 acquisitions were completed on January 1, 2011.

       Costs of revenues. Costs of revenues were $251.5 million for the nine months ended September 30, 2012 compared to $186.2 million for the nine months ended September 30, 2011, an increase of $65.3 million, or 35%. The change in cost of revenues over the 2011 period was primarily due to acquisitions completed in 2011.  Costs of revenues as a percentage of revenues remained consistent at 65.9% for the nine months ended September 30, 2011 and 2012.

       Selling, general and administrative. SGA expenses were $84.6 million for the nine months ended September 30, 2012 compared to $58.8 million for the nine months ended September 30, 2011, an increase of $25.8 million, or 44%.  The change in SGA expenses over 2011 was due primarily to acquisitions completed in 2011 and 2012, with personnel expenses accounting for $13.6 million of this increase, including an increase of $6.2 million in share-based compensation expense due to grants made in conjunction with acquisitions to new employees and expense under a 2012 incentive compensation plan, and the remainder resulting primarily from increases in rent, travel, phone, legal, insurance, sales and marketing, and other professional expenses, offset by a decrease in acquisition related transaction costs.

       Depreciation and amortization. D&A expenses were $42.2 million for the nine months ended September 30, 2012 compared to $33.2 million for the nine months ended September 30, 2011, an increase of $9.0 million, or 27%. The increase in D&A expenses over the 2011 period was due primarily to additional amortization of finite-lived intangible and tangible assets related to acquisitions completed during 2011.

       Interest and other expenses, net. Interest and other expenses, net were $20.3 million for the nine months ended September 30, 2012 compared to $9.5 million for the nine months ended September 30, 2011, an increase of approximately $10.8 million, or 113%.  Interest and other expenses, net increased primarily due to interest expenses and deferred loan costs amortization associated with the $250.0 million Senior Unsecured Notes completed in July 2011.

Income tax benefit. Income tax benefit was $4.8 million for the nine months ended September 30, 2012 compared with $1.8 million for the nine months ended September 30, 2011, an increase of $3.0 million or 164%.  Our effective income tax rate was 28.1% and 35.5% for the nine months ended September 30, 2012 and 2011, respectively. The 2012 tax rate is impacted by limitations on foreign tax credits generated by our operations in the U.K.

       Net loss. For the foregoing reasons, net loss was $12.3 million for the nine months ended September 30, 2012 compared to $3.3 million for the nine months ended September 30, 2011, an increase of $9.0 million or 270%.

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

On August 27, 2012, we entered into a fourth amendment to its Senior Secured Revolving Credit Facility (the “Fourth Amendment”).  The Fourth Amendment amended the Senior Secured Revolving Credit Facility to add the Australian dollar as an alternative currency and increased the alternative currency sublimit from USD $60.0 million to USD $100.0 million.

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

As of September 30, 2012, we had $94.9 million outstanding under the Senior Secured Revolving Credit Facility, resulting in $167.6 million of undrawn commitments (without taking into account $83,000 outstanding under letters of credit). Of the total amount outstanding as of September 30, 2012, $51.9 million was denominated in Australian dollars with the balance denominated in U.S. dollars. The credit agreement governing our Senior Secured Revolving Credit Facility contains restrictive covenants, including among other things, financial covenants which may limit the amount of borrowings available.

Working Capital Facilities

On September 29, 2010, our indirect wholly-owned subsidiary UK Independent Medical Services (“UKIM “) entered into a Sales Finance Agreement (the “UKIM SFA”) with Barclays Bank PLC (“Barclays”), pursuant to which Barclays will provide UKIM a working capital facility of up to £5,000,000, subject to the terms and conditions of the UKIM SFA. The working capital facility bears a discount margin of 2.5% over Base Rate (0.5% rate on September 30, 2012) and serves to finance UKIM’s unpaid account receivables. The working capital facility has a minimum term of 36 months. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of September 30, 2012, we had $6.3 million outstanding under the working capital facility, resulting in approximately $1.8 million in availability.

On May 12, 2011, our indirect wholly-owned subsidiary Premex entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays will provide Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on September 30, 2012) and serves to finance Premex’s unpaid account receivables. The working capital facility has a minimum term of 36 months. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of September 30, 2012, we had $28.9 million outstanding under the working capital facility, resulting in approximately $13.9 million in availability.

Senior Unsecured Notes

On July 19, 2011, we closed a private offering of $250.0 million in aggregate principal amount of 9.0% senior notes due 2019 (the “Initial Notes”). The Initial Notes were issued at a price of 100% of their principal amount. A portion of the gross proceeds of $250.0 million were used to repay borrowings outstanding under our Senior Secured Revolving Credit Facility and pay related fees and expenses, and the remainder was used for general corporate purposes, including acquisitions. In June 2012, in accordance with the registration rights granted to the original purchasers of the Initial Notes, we completed an exchange offer of the privately placed Initial Notes for new 9.0% Senior Notes due 2019 (the “Exchange Notes,” and together with the Initial Notes, the “Senior Unsecured Notes”) registered with the SEC with substantially identical terms to the Initial Notes. The Senior Unsecured Notes are senior obligations of ExamWorks and are guaranteed by ExamWorks’ existing and future U.S. subsidiaries (the “Guarantors”).

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

The Indenture includes covenants which, subject to certain exceptions, limits our ability and the ability of our restricted subsidiaries (as defined in the Indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, incur liens on assets of ours or the restricted subsidiaries, engage in asset sales and enter into transactions with affiliates. Upon a change of control (as defined in the Indenture), we may be required to make an offer to repurchase the Senior Unsecured Notes at 101% of their principal amount, plus accrued and unpaid interest. The Indenture also contains customary events of default.

Cash Flow Summary

Cash and cash equivalents were $6.4 million at September 30, 2012 as compared with $29.9 million at September 30, 2011.

Our cash flows from operating, investing and financing activities, as reported in our Consolidated Financial Statements included elsewhere in this report, are summarized as follows (in thousands):

	For the nine months ended September 30,
	2011	2012
Net cash provided by operating activities	$26,806	$15,087
Net cash used in investing activities	(306,238)	(100,111)
Net cash provided by financing activities	275,672	82,886
Exchange rate impact on cash and cash equivalents	5	128
Net decrease in cash and cash equivalents	$(3,755)	$(2,010)

Operating Activities. Net cash provided by operating activities was $15.1 million for the nine months ended September 30, 2012 as compared with net cash provided by operating activities of $26.8 million for the nine months ended September 30, 2011.  Net cash provided by operating activities for 2012 consisted of our net loss of $12.3 million and a net increase in working capital of approximately $16.0 million which was offset by net non-cash charges of $43.3 million (principally including $42.2 million in depreciation and amortization and $12.6 million in share-based compensation and $2.6 million in provision for bad debts, offset by a net decrease in deferred income taxes of $15.3 million). The increase in working capital primarily consisted of increases in accounts receivable in our U.K. business and a decrease in accrued interest expenses, offset by increases in accounts payable and accrued expenses, deferred revenues, and decreases in prepaid expenses and other current assets.

The net cash provided by operating activities for 2011 consisted of our net loss of $3.3 million and a net increase in working capital of $2.0 million which was offset by net non-cash charges of $32.1 million (including $33.2 million in depreciation and amortization and $5.4 million from share-based compensation expenses, offset by a net decrease in deferred income taxes of $6.3 million).  The increase in working capital primarily consisted of increases in accounts receivable and reductions of other liabilities offset by increases in accrued interest expenses.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Investing Activities. Net cash used in investing activities was $100.1 million for the nine months ended September 30, 2012 as compared with net cash used in investing activities of $306.2 million for the nine months ended September 30, 2011.  The cash used in investing activities for the nine months ended September 30, 2012 consists of cash paid for acquisitions, net of working capital and other settlements relating to acquisitions of $95.2 million and $4.9 million in purchases of capital assets.

The net cash used in investing activities for the nine months ended September 30, 2011 consisted primarily of the use of $302.1 million for acquisitions and related-settlements and $4.1 million for purchases of capital assets.

Financing Activities. Net cash provided by financing activities was $82.9 million for the nine months ended September 30, 2012 compared with net cash provided by financing activities of $275.7 million for the nine months ended September 30, 2011.  The cash provided by financing activities for the nine months ended September 30, 2012 was primarily driven by net borrowings of $89.6 million under our Senior Secured Revolving Credit Facility used to fund our Australian acquisition, offset by net repayments under our working capital facilities of $5.5 million, purchases of our common stock under our repurchase program of $1.0 million and repayments of subordinated unsecured notes payable of $975,000.

The net cash provided by financing activities for the nine months ended September 30, 2011 was primarily attributable to borrowings under the Senior Unsecured Notes Payable of $250.0 million and net borrowings under working capital facilities of $36.1 million, offset by payment of deferred financing costs of $9.7 million and repurchases of our common stock under our repurchase program of $3.5 million.

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

Contractual Obligations and Commitments

Our contractual cash payment obligations as of September 30, 2012 are set forth below (in thousands):

			Payments due by year ending December 31,
	Total	Period from October 1, 2012 through December 31, 2012	2013	2014	2015	2016	Thereafter
Amounts outstanding under senior unsecured notes payable	$250,000	$—	$—	$—	$—	$—	$250,000

Amounts outstanding under senior secured revolving credit facility	94,905	—	—	—	—	94,905	—
Operating leases	36,550	2.638	9,595	8,081	6,738	4,087	5,411

Amounts outstanding under working capital facilities	35,212	—	6,292	28,920	—	—	—

Subordinated unsecured notes payable	1,779	1,039	444	296	—	—	—

Total:	$418,446	$3,677	$16,331	$37,297	$6,738	$98,992	$255,411

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

As of September 30, 2012, we leased our office spaces for our corporate locations in Atlanta, Georgia and New York, New York and also for 53 of our 54 service centers in various cities under non-cancelable lease agreements. We own an office facility in Warren, Michigan.

We have certain contractual obligations including various debt agreements with requirements to make interest payments. Amounts outstanding under the Senior Unsecured Notes are subject to a fixed interest rate of 9.0% and interest is expected to be $22.5 million annually with semi-annual payments beginning in January 2012 and ending July 2019.  Additionally, certain amounts are subject to the level of borrowings in future periods and the interest rate for the applicable periods, and therefore the amounts of these payments are not determinable. Based upon amounts outstanding at September 30, 2012 and applicable interest rates currently ranging between 0.0% and 6.0%, interest amounts are expected to be approximately $977,000 for the three months ended December 31, 2012, $3.8 million for the year ended December 31, 2013, $3.2 million for the year ended December 31, 2014, $2.9 million for the year ended December 31, 2015 and $1.7 million for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

We engage in no activities, obligations or exposures associated with off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Overview and Definitions

We have identified the policies below as critical to our business operations and understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout this management’s discussion and analysis of financial condition and results of operations where such policies affect our reported and expected financial results. Our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include those related to accounts receivable reserves, goodwill and other intangible assets, share-based compensation other equity instruments, income and other taxes, derivative instruments and contingent obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates, and the impact of changes in key assumptions may not be linear. Our management has reviewed the application of these policies with the audit committee of our Board of Directors. For a detailed discussion on the application of these and other accounting policies, see Note 2 to the consolidated financial statements included elsewhere in this report. We believe that our most critical accounting policies and estimates relate to the following:

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

Certain agreements with customers in the U.K. include provisions whereby collection of the amounts billed are contingent on the favorable outcome of the claim.  We have deemed these provisions to preclude revenue recognition at the time of sale, as collectability is not reasonably assured and the sales are contingent, and are deferring these revenues, net of estimated costs, until the case has been settled and the contingency has been resolved and the cash has been collected.  As of December 31, 2011, we had deferred $2.6 million in contingent revenues and $1.6 million in costs associated with the contingent revenues.  For the nine months ended September 30, 2012, we deferred an additional $7.9 million in contingent revenues and $5.9 million in costs and expenses associated with contingent revenues.

Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Trade Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable balances consist of amounts owed to us for services provided in the normal course of business and are reported net of an allowance for doubtful accounts. Generally, no collateral is received from clients and the collectability of trade receivable balances is regularly evaluated based on a combination of factors such as client credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns and additions to the allowance are made based on these trends. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off. We assume that on average all accounts receivable will be collected within one year and classify these as current assets; however there are certain receivables, principally in the U.K., that have aged longer than one year as of December 31, 2011 and September 30, 2012.

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

We performed our annual impairment review of goodwill in October 2011 and reviewed subsequent events through September 30, 2012 and determined that the carrying value of goodwill was not impaired as of that date. Further, we believe that there have been no facts or circumstances through the date of this filing that indicate an impairment of goodwill exists.

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

As of December 31, 2011, we had $4.6 million in U.S. federal net operating losses (“NOLs”) to offset against future U.S. federal taxable income. These NOLs are subject to the change in control provisions in Section 382 of the Internal Revenue Code (“IRC Section 382”) and expire in 2030. As of December 31, 2011, we had alternative minimum tax (“AMT”) credit carryforwards of $171,000 and $894,000 in estimated foreign tax credits related to income taxes payable at certain of our business units located in the U.K., which may be used to offset future federal tax liabilities. Additionally, as of September 30, 2012, we had $7.9 million in income tax deductions related to the excess tax benefit on stock option exercises, the tax effect of which will be reflected as additional paid-in capital when realized.

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

We apply the provisions of ASC 740, Income Taxes (“ASC 740”), as it relates to uncertain tax positions. This guidance prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. ASC 740 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2011, the liability related to unrecognized tax benefits was approximately $308,000. We recorded an additional liability of $14,000 in the nine months ended September 30, 2012, related to interest and penalties on prior year tax positions. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

Our expected volatility assumptions are based on our peer group average implied volatility for 2009 and 2010 and are based upon our peer group median implied volatility for 2011 and the first three quarters of 2012. Expected life assumptions for 2009 and the first three quarters of 2010 are based upon the average of the “simplified” method as described in Securities and Exchange Commission Staff Accounting Bulletin No. 107, which is the midpoint between the vesting date and the end of the contractual term, and the contractual term of the option, in accordance with ASC 718, which states that if no amount within the range is more or less likely than any other amount, an average of the range (its expected value) should be used for those options issued significantly out-of-the-money, and the “simplified” method for those options issued in the fourth quarter of 2010 and through the first three quarters of 2012 which were determined to be issued approximately at-the-money. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

In the first three quarters of 2012, we issued approximately 2.7 million stock option awards. The weighted average fair value of each stock option was $4.41 per option and the aggregate fair value was $11.7 million. All of these awards vest over a three-year period. All of these options could vest earlier in the event of a change in control or merger or other acquisition. Share-based compensation expense related to stock options, shares of restricted stock and restricted stock units was $2.4 million and $5.4 million for the three and nine months ended September 30, 2011, respectively, of which $650,000 and $1.3 million was recorded in costs of revenues, respectively and the remainder of which was recorded in SGA expenses. Share-based compensation expense related to stock options, shares of restricted stock and restricted stock units and expense related to a 2012 incentive compensation plan was $3.0 million and $12.6 million for the three and nine months ended September 30, 2012, respectively, of which $748,000 and $2.3 million was recorded in costs of revenues, respectively, and the remainder of which was recorded in SGA expenses. At September 30, 2012, the unrecognized compensation expense related to stock option grants was $22.4 million with a remaining weighted average life of 1.4 years.

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

Our financial liabilities, which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy as of December 31, 2011 and September 30, 2012 were as follows:

	Level 1	Level 2	Level 3	Total
As of December 31, 2011
Financial instruments:
Interest rate swap	$—	$326	$—	$326
Contingent consideration	—	—	1,621	1,621

As of September 30, 2012
Financial instruments:
Interest rate swap	$—	$157	$—	$157
Contingent consideration	—	—	1,201	1,201

The fair value of the interest rate swap is determined using observable market inputs, such as current interest rates, and considers nonperformance risk of the Company and that of our counterparties.

The contingent consideration relates to earn-out provisions recorded in conjunction with certain acquisitions completed in 2009 and 2010.  Of the total decrease in fair value of the contingent consideration of $420,000 in 2012, $343,000 was settled as cash consideration to satisfy installments related to a 2009 and 2010 acquisition, approximately $111,000 of the change in value relates to the release of a restriction associated with shares previously issued related to a 2009 acquisition and approximately $34,000 was recorded in interest and other expenses, net in the Consolidated Statements of Operations due to changes  in the fair value of the contingent consideration.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. These amendments have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The common requirements are expected to result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are to be applied prospectively and are effective for fiscal years beginning after December 15, 2011.  We adopted these provisions effective January 1, 2012, and the adoption of these provisions did not have a material impact on our consolidated financial position, results of operations and cash flows.

In June and December 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”) and ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASC 220, Comprehensive Income), respectively. These update amend ASC Topic 220, “Comprehensive Income” to provide that total comprehensive income is to be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders' equity or the footnotes is no longer allowed. The calculation of net income and basic and diluted net income per share is not affected. These ASUs are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011.  We adopted these provisions effective January 1, 2012, and the adoption of these provisions did not have a significant impact on our financial position, results of operations and cash flows.

In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists previously is necessary. The fair value calculation for goodwill is required unless the Company concludes, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted these provisions effective January 1, 2012, and the adoption of these provisions is not expected to have a material impact on our consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. This ASU is intended to reduce the costs and complexity of the annual impairment testing related to indefinite-lived intangibles assets by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This new standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We will adopt these provisions in the fourth quarter of 2012 and the adoption of these provisions is not expected to have a material impact on our consolidated financial statements.

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

Interest Rate Risk. As of September 30, 2012, we had cash and cash equivalents totaling approximately $6.4 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest-bearing transaction accounts, of which $3.2 million were held in such bank accounts in the U.S. The U.S. amounts are insured in full through December 31, 2012 against bank failure under section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which provides temporary unlimited deposit insurance coverage for non-interest-bearing transaction accounts at all FDIC-insured depository institutions.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Our outstanding debt of $130.1 million at September 30, 2012, related to indebtedness under our Senior Secured Revolving Credit Facility and working capital facilities, contains floating interest rates. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase in our variable rate debt would result in an increase of approximately $1.3 million in our annual pre-tax net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at September 30, 2012.

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

Foreign Exchange Risk. As of September 30, 2012, we have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. dollar, including the Canadian dollar, the Pound Sterling and the Australian dollar. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently hedge our exposure to foreign currency exchange rate fluctuations related to the Canadian dollar and the Pound Sterling given that the net difference between foreign currency denominated revenue and expenses is immaterial. In the future, however, we may hedge such exposure to foreign currency exchange rate fluctuations in these currencies.

In September 2012, in order to protect against foreign currency exposure on our Australian operations, we borrowed in Australian dollars as a hedge of our net investment in Australia related to the MedHealth acquisition. We have outstanding debt of approximately AUD$50.0 million that is designated as a hedge of our net investment in Australia as of September 30, 2012. This non-derivative net investment hedge was classified as long-term debt in the Company’s Consolidated Balance Sheets. In accordance with ASC 815, the translation of this debt instrument designated as a net investment hedge is recorded in accumulated other comprehensive loss, offsetting the currency translation adjustment of the related net investment that is also recorded in accumulated other comprehensive loss. This instrument will mature in conjunction with amounts outstanding under the Senior Secured Revolving Credit Facility.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Issuances

During the third quarter of fiscal year 2012, pursuant to the exemption from registration provided in Section 4(2) of the Securities Act, common stock was issued as a portion of the purchase price in connection with the acquisition set forth below. The per share price set forth below represents the estimated fair market value of the shares at the time of issuance. No underwriters were involved in this sale of securities nor were any commissions paid as part of this sale.

Name	Acquisition Date	Number of Shares	Price Per Share
Makos Health Associates	July 12, 2012	6,190	$13.79

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

2.5*
Sale and Purchase Deed relating to the sale and purchase of MedHealth Holdings Pty Limited dated August 31, 2012 among EW Pacific Pty Ltd, the shareholders of MedHealth Holdings Pty Limited set forth therein, and certain additional restrained parties set forth therein (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 31, 2012).

2.6*
Additional Sellers Deed relating to the sale and purchase of MedHealth Holdings Pty Limited dated August 31, 2012 among EW Pacific Pty Ltd and certain minority shareholders of MedHealth Holdings Pty Limited. (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on August 31, 2012).

3.1.1	Amended and Restated Certificate of Incorporation of ExamWorks (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 11, 2011).

3.1.2	Amended and Restated Bylaws of ExamWorks (incorporated by reference to Exhibit 3.2 to Form 10-K filed March 11, 2011).

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

4.4
Form of 9% Senior Unsecured Exchange Note Due 2019 and Form of Exchange Guarantee (filed as Exhibit 4.4 to From S-4 filed with the Securities and Exchange Commission on April 4, 2012 and incorporated by reference herein)

10.1
Fourth Amendment to Credit Agreement and Consent dated as of August 27, 2012, by and among ExamWorks Group, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and Lenders party thereto, amending Credit Agreement dated as of October 10, 2010 (as amended) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 31, 2012).

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

EXAMWORKS GROUP, INC.

Date: November 9, 2012	By:	/s/ J. Miguel Fernandez de Castro
J. Miguel Fernandez de Castro
Senior Executive Vice President and Chief
Financial Officer (Principal Financial Officer)