Form 10-K
period 2012-12-31
ExamWorks Group, Inc.
filed 2013-03-01
CIK 1498021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

The aggregate market value of ExamWorks Group, Inc.’s Common Stock held by non-affiliates on June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $362,812,000 based on the closing price on the New York Stock Exchange on June 29, 2012 of $13.23 per share.

 ExamWorks Group, Inc. had 34,673,044 shares of Common Stock outstanding as of February 14, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.  Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
DECEMBER 31, 2012
FORM 10-K ANNUAL REPORT

Forward-looking Statements

This report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements convey current expectations or forecasts of future events for ExamWorks Group, Inc. and its consolidated subsidiaries (also referred to herein as “we”, “our”, “us”, “Company” or “ExamWorks”). All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking. You can identify forward-looking statements by terminology such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” “can,” “continue,” or “may,” or the negative of these terms or other similar expressions that convey uncertainty of future events or outcomes. The following uncertainties and factors, among others (including the factors described in the section entitled “Risk Factors” in this report), could affect our future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements:

●	our ability to compete successfully;
●	our ability to implement our growth strategy, including our acquisition program;
●	our ability to integrate completed acquisitions;
●	our expansion into international markets and our ability to operate in such markets;
●	our ability to secure additional financing;
●	changes in regulations affecting our client’s needs for our services or enactment of regulations impacting our business;
●	failure to effectively and efficiently develop and integrate our information technology platform;
●	our ability to protect our intellectual property rights and other information, including non-public medical related personal information;
●	our ability to retain qualified physicians and other medical providers for our medical panel;
●	our ability to retain or expand our client relationships, or obtain new ones;
●	our ability to provide our services in an accurate, timely and efficient manner;
●	our relatively limited operating history;
●	our ability to retain key management personnel; and
●	restrictions in our credit facility, the indenture governing the notes, and future indebtedness.

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

We deliver our services in all 50 U.S. states, Canada, the United Kingdom and Australia. Our operating model enables us to offer our clients the localized services they are accustomed to, while realizing the benefits of scale that accrue to a larger, integrated company. We provide our clients with the local presence, expertise and broad geographic coverage they increasingly require. Our size and geographic reach give our clients access to our medical panel and proprietary information technology infrastructure that has been specifically designed to streamline the complex process of coordinating referrals, scheduling appointments, complying with regulations and client reporting. Our primary service is to provide IMEs that give our clients authoritative and accurate answers to questions regarding the nature and permanency of medical conditions or personal injury, their cause and appropriate treatment. Additionally, we provide peer reviews, which consist of medical opinions by members of our medical panel without conducting physical exams, and bill reviews, which consist of the review of physician and hospital bills to examine medical care rendered and its conformity to accepted standards of care and/or pricing.

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

From July 14, 2008 through the date of this filing, we have acquired 40 IME businesses, including leading IME businesses in the U.S., Canada the United Kingdom and Australia, as well as a leading provider of software solutions to the IME industry.  As a result of our corporate infrastructure and scale, we have developed and refined our services by identifying and integrating processes from acquired businesses throughout our entire organization that require accountability, set clear sales goals, and track progress effectively.

We also maintain industry certifications and accreditations in order to ensure the quality and integrity of our IME services and processes. For example, ExamWorks' private cloud computing platform allows us to maintain some of the industry's most rigorous controls for the protection of confidential information. Our SSAE 16 certification, awarded upon the successful completion of a SSAE 16 Audit in North America, validates the robust nature of our technology platform and information security controls. In addition, industry-specific accreditations such as URAC demonstrate that we have consistently met meaningful standards of quality and compliance in the delivery of our services.

Industry Opportunity

We believe the IME industry represented sales volumes in 2011 of approximately $4.0 billion in the U.S., $0.5 billion in Australia, $0.6 billion in Canada and $0.5 billion in the United Kingdom based on our analysis of data reported by the U.S. National Association of Insurance Commissioners (“U.S. NAIC”), Australia state workcover and motor accident commissions, the Insurance Bureau of Canada, the Association of Workers’ Compensation Boards of Canada and the Association of British Insurers regarding the number of claims made in 2011 for which IME services may be requested in insurance lines we service, the estimated average price for IMEs and our knowledge of the IME market, our competitors and potential acquisition targets. The IME industry is highly fragmented, consisting of an estimated 500 companies in the U.S., most of which are privately owned and generate less than $10.0 million in annual revenues, and thousands of independent physicians and other medical providers. Most of these companies provide IME services to only one line of business and only at a local level. In contrast, the needs and requirements of IME clients are increasingly sophisticated, requiring a broader portfolio of services, uniform quality standards, consistent reporting and robust administrative and information systems necessary to meet their needs across multiple geographic regions and lines of business.

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

 IME Industry Growth Drivers

We believe the IME industry presents IME services providers like us with continued potential for growth and profitability through consolidation, growth in international markets, and capture of market share from IME companies without a national infrastructure, large credentialed medical panel and/or robust technology platform. The following are some of the factors that contribute to these opportunities:

•
IME services are frequently used for a number of claims.  IME services are regularly used by insurance companies, law firms, TPAs, government agencies and stated funds for the evaluation of non-litigated and litigated claims.  In the U.S. IME market, we estimate, based on data reported by the U.S. NAIC, that approximately 25 million workers’ compensation, automotive, personal injury liability and disability insurance claims are made per year, which are potentially subject to IME services.  Particular types of claims with high economic value, such as permanent disability, typically require IMEs and have shown strong demand in recent years.

•
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

•
Demand for IME services due to the prevalence of fraud.  The National Health Care Anti-Fraud Association estimates that 3% of all healthcare spending in the U.S., approximately $68.0 billion in 2007, was lost to fraud. Based on an analysis of the National Insurance Crime Bureau, the prevalence of property and casualty, workers’ compensation and motor vehicle fraud is rising, with questionable claims increasing by 9.4% from 2010 to 2011. With ongoing efforts to address healthcare and insurance fraud, we expect the demand for IME services to increase.

•
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

•
International markets represent key growth opportunities.  There are several international markets with demand for IME services either due to regulatory requirements, such as national health programs, or private-sector adoption of claims validation practices to better manage costs and mitigate risks.

•
Industry fragmentation, inefficiencies and lack of scale present challenges for smaller IME companies.  The IME industry is highly fragmented and smaller IME companies may provide IME services inefficiently and with inconsistent quality.  With ongoing pressure in the IME industry to reduce costs, improve quality and improve workflow efficiency, we believe the market opportunity for IME companies with a comprehensive portfolio of services and broad geographic coverage is significant.

Our Competitive Strengths

While we compete with a large number of primarily local and regional IME providers, we believe our competitive strengths include the following:

•
Leading market positions in a stable industry.  We believe, based on our knowledge of the IME market, our competitors, our acquired businesses and our potential acquisition targets, that we are the largest provider of IME services in the U.S. based on revenues, and the only U.S.-based provider with significant global operations in Canada, the United Kingdom and Australia.  We believe demand for IME services has historically been driven by cost containment initiatives in response to rising medical costs, the need to efficiently manage substantial administrative and regulatory requirements, and the prevalence of fraudulent claims, all of which are expected to continue.

•
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

•
Well positioned to capture market share.  With our focus on national accounts, our long-standing local relationships and our national and international footprint, we believe we are well positioned to continue to capture market share at the local and national level.  To date, we have been successful in being named a preferred vendor for many of the largest insurers and are in the process of adding more national accounts to our client list.  As a preferred vendor, local offices of national accounts, while generally maintaining discretion, are free to utilize our services over other vendors.  Consequently, as we add national accounts and proactively sell our services to our clients through our sales force, we should continue to receive new business and grow our market share.  The quality of long-standing relationships with our clients has historically provided consistent and recurrent demand for our services.

•
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

•
Leading technology platform.  Our proprietary and scalable technology platform, IME*Centric, streamlines our business processes and reduces administrative operating costs with industry leading coordination of patient referrals, appointment scheduling, client reporting and real-time case tracking. We believe that the complexities of the IME industry and client demand for a broader, more cost-effective portfolio of services will continue to benefit companies like us, which remain at the forefront of technological innovation.  Further, the architecture of our technology platform is built in a private virtual cloud computing network (“Private Cloud Network”), which allows us to maintain some of the industry's most rigorous controls for data protection.  We believe our emphasis on safeguarding and controlling access to data positions us favorably with clients who increasingly seek vendors with robust data security measures in place.

•
Proven track record of successfully completing and integrating key acquisitions. Our growth is supplemented by selective, disciplined acquisitions to expand our geographic coverage, provide new or complementary lines of business, expand our portfolio of services and increase our market share. Since our founding, we have acquired 40 IME businesses and have a track record of successfully integrating acquired businesses into our operations. Through rapid and effective integration, we have been able to utilize acquired platforms to cross-sell IME services. To date, we have successfully realized several key benefits through our acquisition strategy, including (i) the scale to operate efficiently while retaining the critical local office presence, (ii) the ability to offer our clients a leading medical panel, (iii) service-specific processes which are rapidly shared throughout our entire Company and (iv) the opportunity to introduce new products and services, and enter new markets and geographic regions.

•
Experienced management team. Our management team has an in-depth understanding of the IME industry as well as extensive experience growing companies profitably, both organically and through acquisitions. Prior to founding our Company, our senior executive team founded and operated three successful public companies. They bring extensive experience in growing businesses organically and acquisitively, having successfully integrated over 90 acquisitions during their careers. Many of the members of the executive management team have worked together closely over the past 18 years. Since ExamWorks’ inception, the management team has sourced and successfully completed 40 acquisitions.  In addition, many of these acquisitions, including our acquisition of MedHealth in August 2012, have added experienced industry executives to our management team worldwide.

Our Growth Strategies

Our objective is to continue to be a leading provider of IME services, and to build on our position as an essential and trusted service provider in claims validation and verification processes.

We believe the following initiatives will allow us to continue to grow:

•
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

•
Sell additional services to existing clients. With locations serving the U.S., Canada, the United Kingdom and Australia, we are able to use our large network to efficiently share services expertise within our sales force. By accelerating the knowledge transfer and cross-selling capabilities of our sales force, we are able to offer additional IME services to existing clients (for example, peer and bill reviews to existing IME clients). This will allow us to capture additional market share and grow our presence in markets by increasing utilization of our existing platform across all IME service offerings.

•
Cross-sell into other insurance lines of business. Currently, we have clients that use our services for a specific line of business. We can increase sales to existing clients through cross-selling into additional lines of business, such as workers’ compensation, automotive, personal injury liability and disability.

•
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

•
Pursue accretive strategic acquisitions. We believe that our fragmented industry provides many opportunities for acquisitions. We plan to continue pursuing acquisitions to grow our business in our existing markets and add new service areas and geographic regions, including new international markets. We have a history of successfully integrating acquired businesses and have acquired 40 businesses to date. The acquisitions have allowed us to diversify our portfolio of services and expand our geographic footprint.

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

Other IME-related services

We also offer a variety of other IME-related services, including litigation support services, medical record retrieval services, administrative support services and managed technology services. Litigation support services involve a member of our medical panel providing expert testimony on behalf of our clients. Medical record retrieval services are performed by an ExamWorks employee and involve the physical retrieval of the claimant’s historical medical records typically in conjunction with an IME or a peer review. Administrative support services are performed by an ExamWorks employee and involve the completion and submission of forms required for the request of exams on behalf of our clients.  Managed technology services are performed by our information technology team and involve providing customized technology solutions to streamline operations and increase data security.

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

Members of our medical panel must have extensive applicable experience and clinical backgrounds, active medical practices, and/or hold positions in a reputable medical or clinical facilities. To the extent applicable, we require our physicians and other medical providers to (i) be board certified, licensed or accredited practitioners of related and supporting medical specialties, (ii) have proof of medical malpractice insurance; (iii) pass background checks for disciplinary action; (iv) maintain offices that are well kept and clean; (v) submit to regularly scheduled site inspections to ensure that the highest standards of courtesy and professionalism are observed; and (vi) be available to testify when needed.

The credentialing of physicians and other medical providers is a critical component of our ability to provide and maintain the integrity and quality of our services and compete effectively. All physicians and other medical providers in our panel must comply with requests for information and with our credentialing procedures. The process starts with each physician and other medical provider completing a comprehensive questionnaire that is reviewed carefully using primary source verification methods to verify his or her license status and other professional qualifications. Primary source verification involves a direct contact with the sources of licenses and qualifications to confirm that information provided to us about licenses and qualifications are legitimate and current. As we acquire businesses, we implement our credentialing policies and procedures to ensure that all of our acquired businesses operate on a consistent basis and in conformity with our procedures as quickly as reasonably possible after being acquired.

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

The architecture of our IME*Centric technology platform is built in a Private Cloud Network. This platform consists of a fully virtualized, yet private, system, which allows us to maintain some of the most rigorous data protection and access controls in the industry.

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

Acquisitions

We have substantial experience in identifying, acquiring and integrating IME services businesses. Since our inception, we have acquired 40 IME businesses and have a track record of successfully integrating acquired businesses into our operations. These acquisitions have enabled us to establish a presence in new markets, strengthen our position in existing markets and add new or complementary lines of business to our portfolio of services. Our management team executes our growth strategy by being involved in the process of identifying complementary acquisition opportunities in new and existing markets. Our management team is experienced, having collectively coordinated due diligence, negotiation and execution for all acquisitions to date.

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

ExamWorks Acquisitions

From our inception through the date of this filing, we have completed the following acquisitions:

Acquisition Date	Name
December 19, 2012	•	PMG
August 31, 2012	•	MedHealth
July 12, 2012	•	Makos
October 27, 2011	•	Bronshvag
October 24, 2011	•	Matrix Health Management
October 3, 2011	•	Capital Vocational Specialists
	•	North York Rehabilitation Centre
September 28, 2011	•	MLS Group of Companies
	•	Medicolegal Services
May 10, 2011	•	Premex Group
February 28, 2011	•	MES Group
February 18, 2011	•	National IME Centres
December 20, 2010	•	Royal Medical Consultants
October 1, 2010	•	BMEGateway
September 7, 2010	•	UK Independent Medical Services
September 1, 2010	•	Health Cost Management
August 6, 2010	•	Verity Medical
	•	Exigere
June 30, 2010	•	SOMA Medical Assessments
	•	Direct IME
	•	Network Medical Review
	•	Independent Medical Services
	•	401 Diagnostics
March 26, 2010	•	Metro Medical Services
March 15, 2010	•	American Medical Bill Review
	•	Medical Evaluations
December 31, 2009	•	Abeton
	•	Medical Assurance Group
	•	MedNet I.M.S.
	•	Qualmed
	•	IME Operations of Physicians' Practice
August 14, 2009	•	The Evaluation Group
August 4, 2009	•	Benchmark Medical Consultants
July 7, 2009	•	IME Software Solutions
May 21, 2009	•	Florida Medical Specialists
	•	Marquis Medical Administrators
April 17, 2009	•	Ricwel
July 14, 2008	•	CFO Medical Services
	•	Crossland Medical Review Services
	•	Southwest Medical

Geographic Information

With the acquisitions of SOMA and Direct IME in June 2010, we entered the Canadian market, with the acquisition of UK Independent Medical Services in September 2010, we entered the U.K. market and with the acquisition of MedHealth in August 2012, we entered the Australian market. The following tables detail revenues and long-lived assets by geographic region:

Revenues:	For the years ended December 31,
	2010	2011	2012
United States	$147,918	$298,056	$340,200
Canada	9,710	21,271	27,595
United Kingdom	5,883	78,533	131,278
Australia	—	—	22,164
Total	$163,511	$397,860	$521,237

Long-lived assets: (1)	December 31,
	2011	2012
United States	$340,955	$337,831
Canada	42,377	34,919
United Kingdom	96,822	99,140
Australia	—	94,291
Total	$480,154	$566,181

(1)	Long-lived assets are noncurrent assets excluding deferred tax assets and deferred financing costs.

Sales and Marketing

We employ a direct sales force of approximately 119 representatives with in-depth knowledge of the IME industry. Given the experience of our sales team and the constant sharing of market data and other relevant information from each of our 57 service centers, we believe our sales force provides us with a competitive advantage. Our sales force promotes and sells our services to existing and new clients and seeks to expand the services we provide to our existing client base. We focus on both our clients who request IME services and the physicians and other medical providers who perform them.

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

Clients

Our clients include insurance companies, law firms, TPAs, government agencies and state funds. Our client base is diversified, with no client contributing more than 10% of total revenues in each of the years ended December 31, 2010, 2011 and 2012. Pro forma for acquisitions completed to date, no client contributed more than 10% of pro forma total revenues in 2010, 2011 or 2012.

Competitive Landscape

Our competitors primarily consist of significantly smaller, local and regional companies in a fragmented landscape. In the U.S., we estimate that there are approximately 500 mainly private companies and thousands of independent physicians and medical providers that provide IME services. Small, local and regional providers often lack the scale and experience to provide multiple products across multiple service lines. Typically, these companies are able to provide just one product. We indirectly compete with local providers, HMOs and non-profit hospitals utilizing staff physicians, insurance companies employing in-house staff, and public companies providing services as a subset of a core line of business. In the U.S., Canada, the United Kingdom and Australia, IME providers compete on the basis of their geographic footprint, the strength of their client relationships, quality of reports, availability of qualified physicians and other medical providers, service offerings and, to a lesser extent, price. Increasingly, IME providers in all four countries also compete on the ability of their technology platforms to streamline the IME business processes of their clients.

The competitive landscapes in Canada, the United Kingdom and Australia have similar characteristics in that IME services are mainly provided by smaller companies and independent physicians. We estimate that there are in excess of 90 companies in Canada, 40 companies in the United Kingdom, and 30 companies in Australia that provide IME services. We believe there is an opportunity for an IME services company such as ExamWorks, with broad infrastructure and extensive experience, to grow and expand in these markets.

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

On January 17, 2013, the Department of Health and Human Services (“HHS”) issued final regulations that modify and add provisions to HIPAA. These regulations are effective as of March 26, 2013, and require compliance by business associates by September 23, 2013.  Among other things, these regulations extend the applicability of the Privacy Rule and the Security Rule of HIPAA to business associates, expand the definition of business associates to include subcontractors and revise breach notification requirements under HITECH by clarifying when information breaches much be reported to HHS.  We have policies and safeguards in place intended to protect health information as required by HIPAA and have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data and responding to any security incidents.

Other Laws. In addition to HIPAA, many other jurisdictions, including most U.S. states, have enacted confidentiality laws that protect against the unauthorized disclosure of confidential health information, and many U.S. states have adopted or are considering further legislation in this area, including privacy safeguards, security standards and data security breach notification requirements. Further state and local laws, if more stringent than federal requirements, may not be preempted by the federal requirements, and we must comply with them even though they may be subject to different interpretations by various courts and other governmental authorities. In addition, numerous other state and federal laws govern the collection, dissemination, use, accesses to, confidentiality and retention of health information.

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

In particular, in the U.S., the federal False Claims Act, or FCA, prohibits a person from knowingly presenting or causing to be presented a false or fraudulent claim for payment or approval by an officer, employee or agent of the U.S. In addition, the FCA prohibits a person from knowingly making, using, or causing to be made or used a false record or statement material to such a claim. The FCA’s “reverse false claim” provision also creates liability for persons who knowingly and improperly conceal the retention of an overpayment of government money. Violations of the FCA may result in treble damages, significant monetary penalties, and other collateral consequences including, potentially, exclusion from participation in federally funded health care programs. The scope and implications of the “Fraud Enforcement and Recovery Act” amendments have yet to be fully determined or adjudicated and as a result it is difficult to predict how future enforcement initiatives may impact our business.

In addition, under the Civil Monetary Penalty Act of 1981, the U.S. Department of Health and Human Services Office of Inspector General has the authority to impose administrative penalties and assessments against any person, including an organization or other entity, who, among other things, knowingly presents, or causes to be presented, to a state or federal government employee or agent certain false or otherwise improper claims.

Laws and Licenses Relating to our Lines of Business

We are subject to various federal, state, local and international laws, rules and regulations relating to our industry and our specific lines of business, including, without limitation, workers’ compensation, auto-injury and insurance laws. These laws are wide-ranging in scope and effect and range from requiring that we register with a governmental agency to imposing specific limitations on how medical assessments must be scheduled and conducted and how payment must be collected. Our other lines of services, including our bill review and peer review services, are also subject to or influenced by a wide variety of state and local laws, rules and regulations.

In addition, in some jurisdictions, these laws require us to obtain and maintain licenses, certifications and/or accreditations in order to conduct business (as, for example, an independent review organization or utilization review agent). We are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditations. We are taking the steps that we believe are required to maintain or obtain all requisite licenses and certifications and to comply with these laws.

Laws Regarding Prohibition of Corporate Practice of Medicine and Fee Splitting Arrangements

The practice of most healthcare professions requires appropriate licensing under applicable U.S. state law. Some states prohibit general business entities, such as we are, from practicing medicine, controlling physicians’ medical decisions and engaging in some practices such as fee-splitting. Among other things, we currently contract with physicians to facilitate provision of IMEs in all 50 U.S. states. Although we are not in the business of providing healthcare or practicing medicine, and believe that we have structured our operations appropriately, we could be alleged or found to be in violation of some or all of these laws. If a state determines that some portion of our business violates these laws, it may seek to have us discontinue those portions or subject us to penalties, fines, certain license requirements or other measures. Any determination that we have acted improperly in this regard may result in liability to us. Even an unsuccessful challenge by regulatory authorities or others of our practices could result in adverse publicity and be costly to respond to.

Healthcare Reform Law

On March 23, 2010, the U.S. healthcare reform bill passed into law as the Patient Protection and Affordable Care Act as amended by the Healthcare and Education Reconciliation Act (together, “PPACA”). This law and related measures call for increased scrutiny of, and impose requirements on, physicians, employer plans and insurance companies, and their third party contractors; while we are not in the business of providing healthcare, to the extent we contract with these parties, these reforms may affect our business.  For example, PPACA now requires claims made under certain self-insured plans to be reviewed in accordance with certain appeal and external review processes, which has resulted in a need for PPACA peer review services. Many of the provisions of PPACA are either still being implemented or interpreted. As a result, we cannot yet predict the full effect of PPACA and related measures; however, at this time we do not believe that these reforms will have a significant negative impact on our business.

Foreign Government Regulations and Regulation of Foreign Operations

In General. Our operations in Australia, Canada and the U.K. are subject to a variety of federal, regional and local regulations, including those related to privacy, security and employment, and those relating to our various lines of business.  In addition, doing business on a worldwide basis requires us to comply with the laws and regulations of the U.S. government and various international jurisdictions which may apply both inside and outside of the jurisdictions enacting them. These regulations may place restrictions on our operations, trade practices and partners and investment decisions. In particular, our operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act (“FCPA”) and the Bribery Act, as described below. The FCPA prohibits us from providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business. As part of our business, we may directly or indirectly provide services to state-owned business enterprises, the employees of which may be considered foreign officials for purposes of the FCPA.  Violations of these regulations are punishable by civil penalties, including fines, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment.

Australia. In Australia the federal Privacy Act 1988 (Cth) establishes and regulates a national scheme for the collection, use and disclosure of personal data by organizations, which includes private organizations that provide services in the health services sector.  This is the primary point of regulation regarding the disclosure of personal information and the protection of information held by our Australian businesses.

Canada. The Personal Information Protection and Electronic Documents Act (“PIPEDA”) is federal legislation that applies to federally regulated private sector organizations, including organizations in the transportation, communications, broadcasting and banking sectors, and to provincially regulated private sector organizations in provinces that have not enacted “substantially similar” legislation. PIPEDA applies to personal information which is collected, used or disclosed in the course of commercial activity that takes place across the Canadian border, between provinces, or within a Canadian province that has not enacted substantially similar legislation, and among other things, imposes consent obligations on the collection, use or disclosure of information, and requires that collected information be protected with reasonable privacy and security measures.  The province of British Columbia and Alberta have enacted the British Columbia Personal Information Protection Act and the Alberta Personal Information Protection Act, respectively.  In these provinces, the provincial legislation, which has been declared “substantially similar” to PIPEDA, applies to the use of personal information by private sector organizations in place of PIPEDA. In certain circumstances and provinces, additional provincial legislation may apply in addition to, or in the place of PIPEDA. Physicians and other persons providing services to us may also be subject to other provincial laws governing health information that is transmitted to us in connection with these services.

In Ontario, the conduct of IMEs and the preparation of reports in connection with motor vehicle accident claims is governed by the Statutory Accident Benefit Schedule (“SABS”) set forth in regulations promulgated under the Insurance Act (Ontario). Under the SABS, insurers are generally required to pay for all reasonable and necessary expenses incurred by or on behalf of an insured person for the purpose of obtaining and attending an IME or in obtaining a certificate, report or treatment plan. Amendments to the SABS that went into effect on September 1, 2010, implemented several changes relevant to our business. First, the SABS no longer requires insurance companies to first obtain medical assessments before denying claims and/or classifying them as minor injury claims, but clarify that all such denials and/or determinations must state a medical and any other reasons. This change has resulted in a decrease in demand for IMEs in Ontario which has negatively impacted our Canadian business.  In addition, the SABS now requires that all fees and expenses for conducting IMEs initiated by the claimant be paid out of the claimant’s medical and rehabilitation benefits. There is uncertainty in the industry as to the long-term effect that the changes related to insurers’ ability to deny claims without an IME and charging claimants for the costs of medical assessments will have on the demand for IMEs. The SABS now also imposes a cap of C$2,000 as the maximum fee that may be charged for each IME. Historically, fees for IMEs for non-catastrophic automobile injuries, which constitute the substantial majority of IMEs performed by us, have been below the C$2,000 cap.  As a result, the cap itself has not significantly impacted our business in Canada.

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

The Data Protection Act also imposes obligations on those processing personal data including: (i) a right for the individual to inspect their personal data, (ii) restrictions on the transfer of data outside the European Economic Area without adequate safeguards, (iii) a need to have in place appropriate security measures to safeguard the personal data, (iv) a requirement that the data held is not excessive in relation to the purpose for holding the information and (v) an obligation not to retain data longer than necessary. A breach of data protection legislation can result in civil and criminal sanctions as well as the risk of adverse publicity.  The European Union is also considering privacy legislation which, if passed, may require us to comply with requirements which are more stringent than the Data Protection Act.

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

In May 2012, the United Kingdom passed the Legal Aid, Sentencing and Punishment of Offenders Act 2012 (“LASPO”).   LASPO imposes new requirements and restrictions regarding personal injury and automobile insurance claims and the legal processes and procedures around them, many of which are expected to come into force on April 1, 2013.  While LAPSO may not regulate us directly, the legislation imposes new restrictions on solicitor firms, claims management companies and other entities with which we do business, which could consequently affect our operations within the United Kingdom.  Parliament is also considering additional reforms regarding legal processes and automobile insurance claims. At this time, we cannot yet predict the full effect of LASPO and related measures and whether this will have an effect on, or present additional opportunities for, our business.

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

Employees

As of February 14, 2013, we had approximately 2,100 employees, approximately 1,900 of whom are full-time employees. None of our employees are represented by a union or collective bargaining agreement. We believe our relationship with our employees to be positive, which is a key component of our operating strategy. We seek to create a corporate culture in which virtually every employee benefits from his or her and our success through participation in our employee stock option program and a culture that rewards performance and accountability.

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

We have a relatively limited history and may not be able to achieve financial or operational success.

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

Since July 2008, we have acquired 40 IME businesses. These acquisitions have involved, and could continue to involve, the integration of a separate company that previously operated independently and had different systems, processes and cultures, into our existing operations. While we expect to continue to evaluate potential strategic acquisitions that might augment our existing services, we may be unable to successfully integrate businesses we acquire, including our recently completed acquisitions, and such acquisitions may fail to achieve the financial results we expected. Integrating completed acquisitions into our existing operations, particularly larger acquisitions, involves numerous risks, including loss of clients, diversion of our management’s attention, failure to retain key personnel, and failure of the acquired business to be financially successful. In addition, we cannot be certain of the extent of any unknown or contingent liabilities of any acquired business, including liabilities for failure to comply with applicable laws. We may incur material liabilities for past activities of acquired businesses. Also, depending on the location of the acquired business, we may be required to comply with laws and regulations that may differ from those of the jurisdictions in which our operations are currently conducted. Our inability to successfully integrate businesses we acquire, or if such businesses do not achieve the financial results we expect, may increase our costs and have a material adverse impact on our financial condition and results of operations.

We may not be successful in implementing our growth strategy, including acquiring companies that complement our business, which would adversely impact our growth and profitability.

Our growth strategy is, in part, dependent on acquiring and integrating the operations of companies in the IME industry. Since our inception, we have acquired 40 IME businesses, including a provider of software solutions to the IME industry. To continue this strategic growth, we will need to continue to identify appropriate businesses to acquire and successfully undertake the acquisition of these businesses on reasonable terms. Although we expect to continue to evaluate such strategic acquisitions, we may not be successful in pursuing acquisition opportunities and implementing our growth strategy if, without limitation:

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

We intend to continue to expand internationally and operate in select foreign markets. Managing a global organization is difficult, time consuming, and expensive. Our short-term experience in operating our business globally increases the risk that any future international expansion efforts that we may undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced. These risks include: lack of familiarity with and unexpected changes in foreign regulatory requirements; longer accounts receivable payment cycles and difficulties in collecting accounts receivable; difficulties in managing and staffing international operations; fluctuations in currency exchange rates; potentially adverse tax consequences, including foreign value added tax systems, and restrictions on the repatriation of earnings; the burdens of complying with a wide variety of foreign laws and legal standards; increased financial accounting and reporting burdens and complexities; and political, social, and economic instability abroad. Operating in international markets also requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce desired levels of revenue or profitability.

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

Natural and other disasters may adversely affect our business.

We may be vulnerable to damage from severe weather conditions or natural disasters, including hurricanes, fires, floods, earthquakes, power loss, communications failures and similar events, including the effects of war or acts of terrorism.  If a disaster were to occur, our ability to operate our business could be seriously or completely impaired or destroyed. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

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

Our international operations require us to comply with applicable U.S. and international laws and regulations.

 Doing business on a worldwide basis requires us to comply with the laws and regulations of the U.S. government and various international jurisdictions. These regulations may place restrictions on our operations, trade practices and partners and investment decisions. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the FCPA and Bribery Act. Violations of these regulations are punishable by civil penalties, including fines, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. We have established policies and procedures designed to assist us and our personnel and contractors with compliance with applicable U.S. and international laws and regulations. However, there can be no assurance that our policies and procedures will effectively prevent the company and each of our personnel and contractors from violating these regulations in every transaction in which we or they may engage, and such a violation could adversely affect our reputation, business, financial condition, results of operations and cash flows.

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

Governmental bodies in any of the regions in which we operate may review and consider legislation that may impact our business and our industry. Secondly, state, provincial and local administrative regulatory bodies may enact new regulations or interpret existing rules and regulations in a way that impacts our business and industry. If new laws, rules or regulations are implemented or changes are made to existing laws or regulations impacting the IME industry, we may be required to incur additional costs or make changes to our services which could have a material adverse impact on our financial condition and results of operations.

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

We rely on a combination of internal development and strategic relationships to develop our infrastructure platform and software solutions. Through our acquisition of IME Software Solutions in July 2009, we acquired a platform software solution for the IME industry and are in the process of deploying this technology throughout our entire organization. Our information technology platform is built in a Private Cloud Network. Our development and implementation of new generation software solutions and an information technology infrastructure may take longer than originally expected and require the acquisition of additional personnel and other resources, which may adversely affect our business, results of operations and financial condition.   We devote significant resources to protecting our information and updating our software and systems. Expenses associated with these steps could increase costs. Also, any inability to deploy our technology platform through our entire organization could cause us to operate different platforms, slow integration efforts and increase costs.

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

Through the medical certifications of our medical panel, we make recommendations concerning the appropriateness of providers’ medical treatment plans of patients throughout the U.S., Canada, the United Kingdom and Australia, and could share in potential liabilities for adverse medical consequences if the medical provider negligently provides its services or we and/or the medical provider are alleged to have inappropriately failed to certify a condition requiring care or treatment plans. We do not grant or deny claims for payment of benefits and we do not believe that we engage in the practice of medicine or the delivery of medical services. However, we may be or become subject to claims or litigation related to the grant or denial of claims for payment of benefits or allegations that we engage in the practice of medicine or the delivery of medical services. We credential our medical panel in a variety of ways, including utilizing a reputable contractor in many cases. If such credentialing is not carried out appropriately or if we do not re-credential at appropriate intervals to identify changes in licensure or other status, we may become subject to claims or litigation. Our clients might also allege that we negligently failed to detect provider fraud. Further, in performing our services, we or the medical provider may provide services that rely on the interpretation of reports or data prepared or gathered by third parties. If such information is not properly prepared or gathered, or is not accurate or complete, we may become subject to claims or litigation. In addition, we may become subject to other litigation that may adversely affect our business or results of operations. We maintain professional liability and other insurance as we believe are reasonable in light of our experience to date. However, such insurance may not be sufficient or available in the future at a reasonable cost to protect us from liability, which might adversely affect our business or results of operations.

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

The market price of our common stock may be volatile due to a number of factors including, without limitation, those listed in “Risk Factors” and the following, some of which are beyond our control:

●	quarterly variations in our results of operations;

●	results of operations that vary from the expectations of securities analysts and investors;

●	the failure of securities analysts to publish research about us or to make changes in their financial estimates;

●	results of operations that vary from those of our competitors;

●	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

●	announcements by us, our competitors or our vendors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;

●	announcements by third parties or governmental entities of significant claims or proceedings against us;

●	new laws and governmental regulations applicable to the IME industry;

●	a default under agreements covering our existing or future indebtedness;

●	future sales of our common stock by us, directors, executives and significant stockholders; and

●	changes in economic and political conditions

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

Under the Company’s Amended and Restated 2008 Stock Incentive Plan, as amended, the Company granted, and in the future intends to grant, awards of stock options to purchase common stock and other awards to our officers, directors, employees and consultants. As of February 14, 2013, approximately 9,373,648 shares of our common stock were subject to issuance upon exercise of outstanding stock options, approximately 345,970 shares were subject to vesting and payout under outstanding restricted stock units, and approximately 269,290 shares were subject to vesting and payout under outstanding restricted share awards. Also, as of February 14, 2013, approximately 353,403 shares of our common stock were subject to issuance upon exercise of outstanding warrants.

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

As of February 14, 2013, our officers, directors and principal stockholders (greater than 5% stockholders) collectively beneficially own approximately 34.62%  of our common stock. As a result, these stockholders may be able to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our Company or its assets, and may have interests that are different from yours and may vote in a way with which you disagree and which may be adverse to your interests. In addition, this concentration of ownership may have the effect of preventing, discouraging or deferring a change of control, which could depress the market price of our common stock.

Transactions engaged in by our principal stockholders, our officers or directors involving our common stock may have an adverse effect on the price of our stock.

As described above, as of February 14, 2013, our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 34.62% of our common stock. Subsequent sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our corporate headquarters at 3280 Peachtree Road, N.E., Suite 2625, Atlanta, GA 30305 (approximately 9,600 square feet). We also sublease office space for our corporate office in New York, New York (approximately 4,200 square feet), as well as lease space for 56 of our 57 service centers in the U.S., Canada the United Kingdom and Australia. The lease for our corporate headquarters in Atlanta, Georgia expires on April 30, 2015. The sublease for our corporate office in New York expires on June 30, 2014. We expect to be able to renew each of our leases or to lease comparable facilities on terms commercially acceptable to us at each of our leased locations throughout the U.S., Canada, the United Kingdom and Australia. In addition, we own an office facility located in Warren, Michigan which houses certain of the operations of our subsidiary MES Group.

We believe that our current facilities are sufficient for our current needs. We intend to add new facilities or expand existing facilities as we add employees or expand our geographic markets, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

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

	2011		2012
Quarter	High	Low	High	Low
First	$24.71	$17.50	$13.15	$8.96
Second	$26.19	$21.11	$14.19	$10.38
Third	$26.48	$9.80	$15.10	$12.28
Fourth	$11.77	$6.40	$15.15	$11.27

Stockholders

The number of record holders of our common stock as of February 14, 2013 was approximately 75 (excluding individual participants in nominee security position listings).

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

Unregistered sales of equity securities sold during 2012

Acquisitions

During 2012, pursuant to the exemption from registration provided in Section 4(2) of the Securities Act, common stock was issued as a portion of the purchase price in connection with the acquisitions set forth below. The per share price set forth below represents the closing price of our common stock on the date of issuance. No underwriters were involved in these sales of securities nor were any commissions paid as part of these sales.

Name	Acquisition Date	Number of Shares	Price Per Share

Makos Health Associates	July 12, 2012	6,190	$13.79

Share Issuances

The Company also issued shares of common stock upon the exercise of outstanding warrants at an exercise price of $6.63 per share on the following dates:

Date	Number of Shares
October 4, 2012	9,881
October 12, 2012	6,604
December 24, 2012	4,719

With respect to each issuance, the Company claims exemption from registration of the shares under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

Repurchases of Securities

In August 2011, the Company’s Board approved a stock repurchase program authorizing the repurchase of up to $20.0 million of its common stock. There is no guarantee as to the exact number of shares, if any, that may be repurchased by the Company, and the Board of Directors may suspend or discontinue the repurchase program at any time.  There were no repurchases of common stock during the fourth quarter of 2012.

Equity Compensation

The following table provides information as of December 31, 2012 with respect to the shares of our common stock that may be issued under our existing equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance(2)
Equity compensation plans approved by security holders(1)	9,652,570	$11.08	4,581,834
Equity compensation plans not approved by security holders	—	—	—
Total	9,652,570	$11.08	4,581,834

(1) Includes our Amended and Restated 2008 Stock Incentive Plan, as amended.
(2) Number of securities available for future issuance represents securities available under the Amended and Restated 2008 Stock Incentive Plan, as amended.

Performance Graph

The following performance graph compares the cumulative total shareholder return on an investment of $100 in our common stock from the time of our initial public offering until December 31, 2012 with the total return of the Russell 3000 Index on which we are listed, and the S&P 600 Health Care Index.

* $100 invested on October 28, 2010 in stock or index including reinvestment of dividends.

	10/28/2010	12/31/2010	6/30/2011	12/31/2011	6/29/2012	12/31/2012
Exam Works Group, Inc.	100.00	115.50	158.69	59.25	82.69	87.44
Russell 3000 Index	100.00	107.06	112.85	106.08	114.8	120.9
S&P 600 Healthcare Index	100.00	110.55	131.95	125.45	147.36	146.38

The stock performance included in this graph is not necessarily indicative of future stock performance.

Item 6. Selected Financial Data

The following tables set forth, for the periods and as of the dates indicated, our predecessor and successor summary consolidated financial data. For financial statement presentation purposes, CFO Medical Services, P.A. (“CFO”) has been identified as the predecessor. The summary predecessor Statement of Operations data for the period from January 1, 2008 to July 13, 2008 are derived from previously audited financial statements, not included in this report. ExamWorks is the successor company, having been founded on April 27, 2007 for the purpose of acquiring companies in the IME industry. The successor summary consolidated statement of operations data for the year ended December 31, 2008 and 2009 is derived from previously audited financial statements, not included in this report.  The successor summary consolidated balance sheet data as of 2008, 2009 and 2010 is derived from previously audited financial statements, not included in this report. The successor summary consolidated statement of operations data for the years in the three-year period ended December 31, 2012 and the successor summary consolidated balance sheet data as of December 31, 2011 and 2012 are derived from our audited consolidated financial statements. Historical results are not indicative of the results to be expected in the future.

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

	Predecessor	Successor
	For the period ended July 13,	For the years ended December 31,
Consolidated Statement of Operations Data:(2)	2008(1)	2008	2009	2010	2011	2012
	(In thousands, except share and per share data)

Revenues	$6,072	$14,694	$49,634	$163,511	$397,860	$521,237

Costs and expenses:

Costs of revenues	3,757	9,828	32,026	103,606	262,242	344,051
Selling, general and administrative expenses	2,304	4,610	15,811	37,689	84,133	113,510
Depreciation and amortization	33	2,392	6,889	19,505	47,439	58,551
Total costs and expenses	6,094	16,830	54,726	160,800	393,814	516,112
Income (loss) from operations	(22)	(2,136)	(5,092)	2,711	4,046	5,125
Interest and other expenses, net	11	1,470	1,925	11,233	16,461	28,051
Loss before income taxes	(33)	(3,606)	(7,017)	(8,522)	(12,415)	(22,926)
Provision (benefit) for income taxes	3	(1,434)	(2,613)	(2,484)	(4,082)	(7,987)

Net loss	$(36)	$(2,172)	$(4,404)	$(6,038)	$(8,333)	$(14,939)

Net loss per share attributable to common stockholders — basic and diluted	$(30.38)	$(0.44)	$(0.42)	$(0.33)	$(0.25)	$(0.44)
Weighted average shares outstanding — common stock	1,185	4,895,962	10,479,155	18,500,859	33,975,658	34,141,098

Other Financial Data:

Adjusted EBITDA(3)	$11	$1,076	$6,496	$30,321	$63,304	$79,789

	As of December 31,
	2008	2009	2010	2011	2012
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,203	$1,499	$33,624	$8,416	$8,627
Current assets	4,735	11,497	74,580	159,797	159,889
Total assets	38,898	76,547	249,062	627,039	740,501
Current portion of long-term debt	1,534	3,263	—	—	5,983
Current portion of subordinated unsecured notes payable	—	1,565	2,312	1,932	275
Current liabilities	5,700	20,871	37,580	90,113	110,126
Senior unsecured notes	—	—	—	250,000	250,000
Revolving line of credit and working capital facilities, less current portion	1,500	600	4,998	44,063	128,402
Long-term debt, less current portion	10,205	29,371	—	—	—
Long-term subordinated unsecured notes payable, less current portion	—	3,552	2,546	717	300
Total liabilities	18,375	56,147	48,822	389,115	496,353
Total stockholders’ equity	$20,523	$20,400	$200,240	$237,924	$244,148

(1)           Includes the period from January 1, 2008 to July 13, 2008 for the predecessor company.
(2)           The significant changes in balances impacting comparability are the result of business combinations. See further discussion in Note 3 of the Notes to Consolidated Financial Statements.
(3)           Adjusted EBITDA is a non-GAAP measure that is described and reconciled to net loss below and is not a substitute for the GAAP equivalent. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, acquisition related transaction costs, stock based compensation expenses, and other non-recurring costs. We believe that Adjusted EBITDA is an important measure of our operating performance because it allows management, lenders, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of changes to our capitalization structure, acquisition related costs, income tax status, and other items of a non-operational nature that affect comparability. The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated. See also “ Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Adjusted EBITDA. ”

	Predecessor	Successor
	For the period ended July 13,	For the years ended December 31,
	2008(i)	2008	2009	2010	2011	2012
	(In thousands)
Reconciliation of Adjusted EBITDA:

Net loss	$(36)	$(2,172)	$(4,404)	$(6,038)	$(8,333)	$(14,939)
Share-based compensation expense (ii)	—	101	218	1,816	7,834	13,756
Depreciation and amortization expense	33	2,392	6,889	19,505	47,439	58,551
Acquisition-related transaction costs	—	719	2,109	6,101	3,107	1,655

Monitoring fee (iii)	—	—	1,738	—	—	—
Other non-recurring costs (iv)	—	—	634	188	878	702
Interest and other expenses, net	11	1,470	1,925	11,233	16,461	28,051
Provision (benefit) for income taxes	3	(1,434)	(2,613)	(2,484)	(4,082)	(7,987)

Adjusted EBITDA	$11	$1,076	$6,496	$30,321	$63,304	$79,789

(i)	Includes the period from January 1, 2008 to July 13, 2008 for the predecessor company.
(ii)
Share-based compensation expense of $3.0 million and $2.0 million is included in costs of revenues for the year ended December 31, 2012 and 2011, respectively, and the remainder is included in SGA expenses. For years prior to 2011, all share-based compensation expense is included in SGA expenses.

(iii)
The monitoring fee was paid to Compass Partners, a related party, in 2009 for monitoring, advisory and consulting services rendered to us in relation to our debt and equity offerings, dispositions or acquisitions and other similar transactions. The Monitoring Fee Agreement terminated upon the completion of our initial public offering in 2010. See further discussion of the Compass Partners relationship in Note 8 of the Notes to Consolidated Financial Statements.

(iv)
Other non-recurring costs consist principally of start-up costs incurred in 2007, severance and facility termination costs in 2009, severance and relocation costs in 2010 and severance, relocation and facility termination costs in 2011 and 2012.

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

Our Business

We are a leading provider of IMEs, peer and bill reviews, and related services, which include legal support services, administrative support services and medical record retrieval services. We were incorporated as a Delaware corporation on April 27, 2007. From July 14, 2008 through the date of this filing, we have acquired 40 IME businesses, including a leading provider of software solutions to the IME industry. We currently operate out of 57 service centers servicing all 50 U.S. states, Canada, the United Kingdom and Australia.

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

We operate in a highly fragmented industry and have completed numerous acquisitions. A key component of our business strategy is growth through acquisitions that expand our geographic coverage, provide new or complementary lines of business, expand our portfolio of services, and increase our market share. For example, our acquisition of MedHealth in August 2012 enabled us to enter the Australian market and, expand our range of clients and services, and increase our international market presence.  Another central feature of our business strategy is to grow our business organically by selling additional services to existing clients, cross-selling into additional insurance lines of business and expanding our geographic footprint with existing clients. To date, we have completed the following 40 acquisitions:

Acquisition Date	Name
December 19, 2012	●PMG
August 31, 2012	●MedHealth
July 7, 2012	●Makos
October 27, 2011	●Bronshvag
October 24, 2011	●Matrix Health Management
October 3, 2011	●Capital Vocational Specialists
●North York Rehabilitation Centre
September 28, 2011	●MLS Group of Companies
●Medicolegal Services
May 10, 2011	●Premex Group
February 28, 2011	● MES Group
February 18, 2011	● National IME Centres
December 20, 2010	● Royal Medical Consultants
October 1, 2010	● BMEGateway
September 7, 2010	● UK Independent Medical Services
September 1, 2010	● Health Cost Management
August 6, 2010	● Verity Medical
● Exigere
June 30, 2010	● SOMA Medical Assessments
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

Results of Operations

The following table sets forth our Consolidated Statements of Operations data for each of the periods indicated (in thousands except share and per share data):

	For the years ended December 31,
	2010	2011	2012

Revenues	$163,511	$397,860	$521,237
Costs and expenses:
Costs of revenues	103,606	262,242	344,051
Selling, general and administrative expenses	37,689	84,133	113,510
Depreciation and amortization	19,505	47,439	58,551
Total costs and expenses	160,800	393,814	516,112
Income from operations	2,711	4,046	5,125
Interest and other expenses, net	11,233	16,461	28,051
Loss before income taxes	(8,522)	(12,415)	(22,926)
Benefit for income taxes	(2,484)	(4,082)	(7,987)
Net loss	$(6,038)	$(8,333)	$(14,939)

Per share data
Net loss per share — basic and diluted	$(0.33)	$(0.25)	$(0.44)

Weighted average number of common shares outstanding — basic and diluted	18,500,859	33,975,658	34,141,098
Other Financial Data:
Adjusted EBITDA(1)	$30,321	$63,304	$79,789

(1)	Adjusted EBITDA is a non-GAAP measure that is described and reconciled to net loss in the next section and is not a substitute for the GAAP equivalent.

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

We believe that various forms of the Adjusted EBITDA metric are often used by analysts, investors and other interested parties to evaluate companies such as ours for the reasons discussed above. Additionally, Adjusted EBITDA is used to measure certain financial covenants in our credit facility. Adjusted EBITDA is also used for planning purposes and in presentations to our Board of Directors as well as in our incentive compensation programs for our employees.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated (in thousands):

	For the years ended December 31,
	2010	2011	2012
Reconciliation of Adjusted EBITDA:
Net loss	$(6,038)	$(8,333)	$(14,939)
Share-based compensation expense (i)	1,816	7,834	13,756
Depreciation and amortization	19,505	47,439	58,551
Acquisition-related transaction costs	6,101	3,107	1,655
Other non-recurring costs(ii)	188	878	702
Interest and other expenses, net	11,233	16,461	28,051
Benefit for income taxes	(2,484)	(4,082)	(7,987)
Adjusted EBITDA	$30,321	$63,304	$79,789

(i)
Share-based compensation expense of $3.0 million and $2.0 million is included in costs of revenues for the year ended December 31, 2012 and 2011, respectively, and the remainder is included in SGA expenses. For the year ended December 31, 2010, all share-based compensation expense is included in SGA expenses.

(ii)	Other non-recurring costs consist primarily of severance and facility termination costs.

Comparison of the Years Ended December 31, 2012 and 2011

Revenues. Revenues were $521.2 million for the year ended December 31, 2012 compared to $397.9 million for the year ended December 31, 2011, an increase of $123.3 million, or 31%. The increase in revenues over the 2011 period was due primarily to acquisitions completed in 2011 and 2012 and to a lesser extent increased IME service volumes in our U.S. and U.K. businesses, offset by volume declines in our Canadian businesses.

On a pro forma basis, considering acquisitions through the date of this filing, revenues were $573.7 million for the year ended December 31, 2012 compared to $543.3 million for the year ended December 31, 2011, representing a 6% increase year over year. The increase in revenues over the 2011 period on a pro forma basis was due primarily to increased IME service volumes in our U.S., U.K. and Australian businesses, offset by volume declines in our Canadian businesses. Pro forma revenues for the years ended December 31, 2012 and 2011 assumes that the 2011 acquisitions were completed on January 1, 2010 and the 2012 acquisitions were completed on January 1, 2011.

Costs of revenues. Costs of revenues were $344.1 million for the year ended December 31, 2012 compared to $262.2 million for the year ended December 31, 2011, an increase of $81.9 million, or 31%. The increase in costs of revenues over the 2011 period was primarily due to acquisitions completed in 2011 and 2012. Costs of revenues as a percentage of revenues were 66.0% for the years ended December 31, 2012 and 2011.

Selling, general and administrative. SGA expenses were $113.5 million for the year ended December 31, 2012 compared to $84.1 million for the year ended December 31, 2011, an increase of $29.4 million, or 35%. The increase in SGA expenses over the 2011 period was primarily due to acquisitions completed in 2011 and 2012, with personnel expenses, including share-based compensation, accounting for $14.3 million of this increase and the remainder resulting primarily from increases in referral commissions, rent, sales and marketing expenses, phone, insurance, travel, and other professional expenses, offset by a decrease in acquisition related transaction costs.

Depreciation and amortization. D&A expenses were $58.6 million for the year ended December 31, 2012 compared to $47.4 million for the year ended December 31, 2011, an increase of $11.2 million, or 23%. The increase in D&A expenses over the 2011 period was due primarily to additional amortization of finite-lived intangible and tangible assets related to acquisitions completed during 2011 and 2012.

Interest and other expenses, net. Interest and other expenses, net were $28.1 million for the year ended December 31, 2012 compared to $16.5 million for the year ended December 31, 2011, an increase of $11.6 million, or 70%. Interest and other expenses, net increased primarily due to a full year of interest expense related to the Senior Unsecured notes in 2012 as compared to a partial year in 2011 and increased interest expenses related to additional borrowings on our Senior Secured Revolving Credit Facility to fund acquisitions, deferred loan cost amortization and a realized loss on foreign currency, offset by adjustments to an interest rate swap.

Income tax benefit. Income tax benefit was $8.0 million for the year ended December 31, 2012 compared with $4.1 million for the year ended December 31, 2011, an increased benefit of $3.9 million or 96%. Our effective income tax rate was 34.8% and 32.9% for the years ended December 31, 2012 and 2011, respectively. The tax rates in the 2012 period were impacted primarily by foreign tax rate differentials and non-deductible items and the tax rates in the 2011 period were impacted by non-deductible items.

Net loss. For the foregoing reasons, net loss was $14.9 million for the year ended December 31, 2012 compared to $8.3 million for the year ended December 31, 2011.

Comparison of the Years Ended December 31, 2011 and 2010

Revenues. Revenues were $397.9 million for the year ended December 31, 2011 compared to $163.5 million for the year ended December 31, 2010, an increase of $234.4 million, or 143%. The increase in revenues over the 2010 period was due primarily to acquisitions completed in 2010 and 2011, offset by decreased IME service volumes in our ExamWorks brand.

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

Net loss. For the foregoing reasons, net loss was $8.3 million for the year ended December 31, 2011 compared to $6.0 million for the year ended December 31, 2010.

Selected Quarterly Financial Data (Unaudited)

2012 - Quarter Ended	March 31	June 30	September 30	December 31
(In thousands, except share and per share data)
Revenues	$123,738	$127,777	$130,085	$139,637
Costs and expenses:
Costs of revenues	81,173	84,223	86,080	92,575
Selling, general and administrative expenses	28,632	27,729	28,281	28,868
Depreciation and amortization	14,025	13,762	14,458	16,306
Total costs and expenses	123,830	125,714	128,819	137,749
Income (loss) from operations	(92)	2,063	1,266	1,888
Interest and other expenses, net	6,573	6,174	7,546	7,758
Loss before income taxes	(6,665)	(4,111)	(6,280)	(5,870)
Benefit for income taxes	(2,342)	(804)	(1,654)	(3,187)
Net loss	$(4,323)	$(3,307)	$(4,626)	$(2,683)

Per share data
Net loss per share — basic and diluted	$(0.13)	$(0.10)	$(0.14)	$(0.08)

Weighted average number of common shares outstanding — basic and diluted	34,085,761	34,074,137	34,116,062	34,287,093
Other Financial Data:
Adjusted EBITDA(1)	$18,829	$20,446	$20,182	$20,332

2011 - Quarter Ended	March 31	June 30	September 30	December 31
(In thousands, except share and per share data)
Revenues	$66,588	$106,742	$109,218	$115,312
Costs and expenses:
Costs of revenues	43,569	70,508	72,148	76,017
Selling, general and administrative expenses	14,328	21,654	22,803	25,348
Depreciation and amortization	8,609	11,475	13,069	14,286
Total costs and expenses	66,506	103,637	108,020	115,651
Income (loss) from operations	82	3,105	1,198	(339)
Interest and other expenses, net	1,012	3,214	5,287	6,948
Loss before income taxes	(930)	(109)	(4,089)	(7,287)
Benefit for income taxes	(371)	(37)	(1,412)	(2,262)
Net loss	$(559)	$(72)	$(2,677)	$(5,025)

Per share data
Net loss per share — basic and diluted	$(0.02)	$—	$(0.08)	$(0.15)

Weighted average number of common shares outstanding — basic and diluted	32,739,428	34,222,475	34,732,028	34,223,906
Other Financial Data:
Adjusted EBITDA(1)	$10,902	$18,465	$17,128	$16,809

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

2012 - Quarter Ended	March 31	June 30	September 30	December 31
(In thousands)
Net loss	$(4,323)	$(3,307)	$(4,626)	$(2,683)
Share-based compensation expense (i)	4,696	4,849	3,018	1,194
Depreciation and amortization expense	14,025	13,762	14,458	16,306
Acquisition-related transaction costs	145	(254)	1,378	385
Other non-recurring costs(ii)	55	26	62	559
Interest and other expenses, net	6,573	6,174	7,546	7,758
Benefit for income taxes	(2,342)	(804)	(1,654)	(3,187)
Adjusted EBITDA:	$18,829	$20,446	$20,182	$20,332

2011 - Quarter Ended	March 31	June 30	September 30	December 31
(In thousands)
Net loss	$(559)	$(72)	$(2,677)	$(5,025)
Share-based compensation expense (i)	977	2,045	2,363	2,449
Depreciation and amortization expense	8,609	11,475	13,069	14,286
Acquisition-related transaction costs	767	1,460	477	403
Other non-recurring costs(ii)	467	380	21	10
Interest and other expenses, net	1,012	3,214	5,287	6,948
Benefit for income taxes	(371)	(37)	(1,412)	(2,262)
Adjusted EBITDA:	$10,902	$18,465	$17,128	$16,809

(i)
Share-based compensation expense of approximately $750,000 is included in costs of revenues for all quarters of 2012 and the remainder is included in SGA expenses. For the quarter ended March 31, 2011, all share-based compensation expense is included in SGA expenses, and for the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011, $650,000 is included in costs of revenues, and the remainder is included in SGA expenses.

(ii)	Other non-recurring costs consist primarily of severance, relocation and facility terminations.

Liquidity and Capital Resources

Our principal capital requirements are to fund operations and acquisitions. To date, we have funded our capital needs from cash flow generated from operations, private placements of our common and preferred stock, our initial public offering ("IPO"), borrowings under the Senior Secured Revolving Credit Facility and the private offering of the Senior Unsecured Notes, as defined below.  We have also funded our acquisition program with equity issuances to sellers and with seller debt financing. We expect that cash and cash equivalents, availability under our existing credit and working capital facilities and cash flow from operations will be sufficient to support our operations, planned capital expenditures and acquisitions for at least the next 12 months.

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

In January 2010, we issued an aggregate of 1,989,867 shares of common stock for gross proceeds of $3.5 million and as consideration for the termination of the monitoring fee with Compass Partners.

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

Initial Public Offering

On November 2, 2010, we completed an IPO of common stock. The total offering size was 11,845,000 shares (after exercise by the underwriters of their over-allotment option), consisting of 9,290,114 shares issued by us and 2,554,886 shares sold by existing stockholders of the Company. Net proceeds to the Company were approximately $133.7 million, of which $102.4 million was used to repay the amounts outstanding under a previous credit facility.

Share Repurchase Program

In August 2011, we announced that the Board of Directors authorized the implementation of a share repurchase program to repurchase up to $20.0 million of outstanding shares of our common stock. The program calls for the repurchases to be made at management’s discretion in the open market or privately negotiated transactions, subject to cash requirements for other purposes, and other relevant factors, such as trading price, trading volume, general market and business conditions, and our compliance with certain covenants under our contractual obligations. There is no guarantee as to the exact number of shares, if any, that we may repurchase, and the Board of Directors may suspend or discontinue the repurchase program at any time. For the year ended December 31, 2011, we repurchased approximately 1,009,000 shares of common stock under the share repurchase program. These shares were repurchased at an average cost of $9.34 per share for a total cost of $9.4 million. For the year ended December 31, 2012, we repurchased approximately 39,000 shares of common stock under the share repurchase program. These shares were repurchased at an average cost of $9.91 per share for a total cost of $387,000. For the years ended December 31, 2011 and 2012, we have reissued approximately 203,000 and 6,000 shares from treasury, respectively to fund acquisitions completed in each of those years.

Credit Facilities

Credit Facility

In November 2010, in conjunction with the IPO, we repaid $102.4 million of outstanding debt and terminated a credit facility.  This facility was replaced with a new senior secured revolving credit facility with Bank of America, N.A., as administrative agent and the other lenders party thereto (the “Senior Secured Revolving Credit Facility”), which following the exercises of the accordion feature in February 2011 and, subsequently in May 2011, and as amended, provides for borrowings of up to $262.5 million. Up to $15.0 million of the Senior Secured Revolving Credit Facility may be in the form of letters of credit, and up to $15.0 million may be in the form of swingline loans. Loans under the Senior Secured Revolving Credit Facility, which terminates in July 2016, were used to fund our acquisition program (plans) and for general corporate purposes, including permitted acquisitions.

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

On August 27, 2012, we entered into a fourth amendment to our Senior Secured Revolving Credit Facility (the “Fourth Amendment”). The Fourth Amendment amended the Senior Secured Revolving Credit Facility to add the Australian dollar as an alternative currency and increased the alternative currency sublimit from USD $60.0 million to USD $100.0 million.

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

The Senior Secured Revolving Credit Facility contains restrictive covenants, including among other things financial covenants requiring us to not exceed a maximum consolidated senior secured leverage coverage ratio, a maximum total consolidated leverage ratio and to maintain a minimum consolidated fixed charge coverage ratio. The Senior Secured Revolving Credit Facility also restricts our ability (subject to certain exceptions) to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and make other payments in respect of capital stock, make certain investments, sell assets, change our lines of business, enter into transactions with affiliates and other corporate actions.  As of December 31, 2012, the Company was in compliance with the financial covenants in the Senior Secured Revolving Credit Facility.

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

As of December 31, 2012, we had $99.9 million outstanding under the Senior Secured Revolving Credit Facility, bearing interest at a rate of LIBOR plus 3.00%, resulting in $162.6 million of undrawn commitments. Of the total amount outstanding as of December 31, 2012, $51.9 million was denominated in Australian dollars ("AUD") with the balance denominated in U.S. dollars. The credit agreement governing our Senior Revolving Credit Facility contains restrictive covenants, including among other things, financial covenants which may limit the amount of borrowings available to us.

Working Capital Facilities

On September 29, 2010, the Company’s indirect 100% owned subsidiary UKIM entered into a Sales Finance Agreement (the “UKIM SFA”) with Barclays Bank PLC (“Barclays”), pursuant to which Barclays will provide UKIM a working capital facility of up to £5,000,000, subject to the terms and conditions of the UKIM SFA. The working capital facility bears a discount margin of 2.5% over Base Rate (0.5% rate on December 31, 2012) and serves to finance UKIM’s unpaid account receivables.  The working capital facility has a minimum term of 36 months. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of December 31, 2012, the Company had $6.0 million outstanding under the working capital facility, resulting in approximately $2.1 million in availability.

On May 12, 2011, the Company’s indirect 100% owned subsidiary Premex entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays will provide Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on December 31, 2011) and serves to finance Premex’s unpaid account receivables.  The working capital facility has a minimum term of 36 months. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of December 31, 2012, the Company had $28.5 million outstanding under the working capital facility, resulting in approximately $14.4 million in availability.

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

Cash Flow Summary

Cash and cash equivalents were $8.6 million at December 31, 2012 as compared with $8.4 million at December 31, 2011 and $33.6 million at December 31, 2010.

Our cash flows from operating, investing and financing activities, as reported in our Consolidated Financial Statements included elsewhere in this report, are summarized as follows (in thousands):

	For the years ended December 31,
	2010	2011	2012
Net cash provided by operating activities	$18,303	$39,543	$24,777
Net cash used in investing activities	(116,537)	(335,814)	(114,384)
Net cash provided by financing activities	130,319	270,885	89,724
Exchange rate impact on cash and cash equivalents	40	178	94
Net increase (decrease) in cash and cash equivalents	$32,125	$(25,208)	$211

Operating Activities. Net cash provided by operating activities was $24.8 million for the year ended December 31, 2012 as compared with net cash provided by operating activities of $39.5 million for the year ended December 31, 2011.  Net cash provided by operating activities for 2012 consisted of our net loss of $14.9 million and a net increase in working capital of approximately $13.2 million in 2012, which was offset by net non-cash charges of $53.0 million (principally including $58.6 million in depreciation and amortization and $13.8 million in share-based compensation, offset by a net decrease in deferred income taxes of $21.2 million). The increase in working capital primarily consisted of increases in accounts receivable offset by increased accounts payable and accrued expenses and deferred revenues and customer deposits.

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

Net cash provided by operating activities was $18.3 million for the year ended December 31, 2010.  Net cash provided by operating activities for 2010 consisted of our net loss of $6.0 million which was offset by net non-cash charges of $19.1 million (principally including $19.5 million in depreciation and amortization offset by a net decrease in deferred income taxes of $5.4 million) and a decrease in working capital of approximately $5.2 million in 2010.  The decrease in working capital primarily consisted of increases in accounts receivable, offset by increases in accounts payable and accrued expenses and other liabilities.

Investing Activities. Net cash used in investing activities was $114.4 million for the year ended December 31, 2012 as compared to net cash used in operating activities of $335.8 million for the year ended December 31, 2011.  The decrease was due primarily to reduced acquisition activity in 2012 and, to a lesser extent, reduced capital expenditures.

Net cash used in investing activities was $335.8 million for the year ended December 31, 2011 as compared to net cash used in operating activities of $116.5 million for the year ended December 31, 2010.  This use was directly attributable to increased cash paid for acquisition activity, capital asset purchases and acquisition settlement related activities during 2011 of approximately $322.2 million, $6.9 million and $6.7 million, respectively.

Net cash used in investing activities was $116.5 million for the year ended December 31, 2010. This use was directly attributable to increased cash paid for acquisition activity and capital asset purchases during 2010 of approximately $115.2 million and $1.7 million, respectively.

Financing Activities. Net cash provided by financing activities was $89.7 million for the year ended December 31, 2012 as compared to net cash provided by financing activities of $270.9 million for the year ended December 31, 2011.  This cash provided was primarily attributable to borrowings under our Senior Secured Revolving Credit Facility of $170.6 million and the excess tax benefit related to share-based compensation of $2.9 million, offset by repayments under our Senior Secured Revolving Credit Facility of $76.0 million and net repayments under our working capital facilities of $6.3 million.

Net cash provided by financing activities was $270.9 million for the year ended December 31, 2011 as compared to net cash provided by financing activities of $130.3 million for the year ended December 31, 2010.  This cash provided was primarily attributable to $250.0 million in proceeds from our private offering of the Senior Unsecured Notes in July 2011, net borrowings under our working capital facilities of $35.6 million, and borrowings under our Senior Secured Revolving Credit Facility of $278.0 million, offset by repayments under our credit facilities of $273.0 million, payments of deferred financing costs of $9.7 million, and purchases of stock for treasury of $9.4 million.

Net cash provided by financing activities was $130.3 million for the year ended December 31, 2010. This cash provided was primarily attributable to the net issuance of preferred stock of $32.4 million and net issuance of common stock of approximately $136.7 million and borrowings under our credit facilities of approximately $67.3 million, offset by repayments under our credit facilities of approximately $100.6 million and payment of deferred financing costs of approximately $6.5 million.

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

Contractual Obligations and Commitments

Our contractual cash payment obligations as of December 31, 2012 are set forth below:

	Payments due by year ending December 31,
	Total	2013	2014	2015	2016	2017	Thereafter
	(In thousands)
Amounts outstanding under senior unsecured notes payable	$250,000	$—	$—	$—	$—	$—	$250,000

Amounts outstanding under senior secured revolving credit facility	99,926	—	—	—	99,926	—	—
Operating leases	41,041	10,804	9,248	7,718	4,719	2,914	5,638

Amounts outstanding under working capital facilities	34,459	5,983	28,476	—	—	—	—

Subordinated unsecured notes payable	575	275	300	—	—	—	—
Total:	$426,001	$17,062	$38,024	$7,718	$104,645	$2,914	$255,638

As of December 31, 2012, we leased our office spaces for our corporate locations in Atlanta, Georgia and New York, New York and also for 56 of our 57 service centers in various cities under non-cancelable lease agreements. We own an office facility in Warren, Michigan.

We have certain contractual obligations including various debt agreements with requirements to make interest payments. Amounts outstanding under the Senior Unsecured Notes are subject to a fixed interest rate of 9.0% and interest is expected to be $22.5 million annually with semi-annual payments that began in January 2012 and end in July 2019.  Additionally, certain amounts are subject to the level of borrowings in future periods and the interest rate for the applicable periods, and therefore the amounts of these payments are not determinable. Based upon amounts outstanding at December 31, 2012 and applicable interest rates currently ranging between 0.0% and 6.5%, interest amounts are expected to be approximately $5.4 million for the year ended December 31, 2013, approximately $4.8 million for the year ended December 31, 2014 and approximately $4.5 million for the years ended December 31, 2015 and 2016, respectively.

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

Revenue Recognition

Revenue related to IMEs, peer reviews, bill reviews and administrative support services is recognized at the time services have been performed and the report is shipped to the end user. We believe that recognizing revenue at the time the report is shipped is appropriate because we meet the following four criteria in accordance with ASC 605-10-S25,  Revenue Recognition: Overall , (i) persuasive evidence that arrangement exists, (ii) shipment has occurred, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured. We report revenues net of any sales, use and value added taxes.

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

Certain agreements with customers in the U.K. include provisions whereby collection of the amounts billed are contingent on the favorable outcome of the claim.  We have deemed these provisions to preclude revenue recognition at the time of sale, as collectability is not reasonably assured and the sales are contingent, and are deferring these revenues, net of estimated costs, until the case has been settled the cash has been collected and the contingency has been resolved.  For the year ended December 31, 2011, we had deferred $2.6 million in contingent revenues and $1.6 million in costs associated with the contingent revenues.  For the year ended December 31, 2012, we deferred an additional $10.0 million in contingent revenues and $7.5 million in costs associated with the contingent revenues.

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

We assume, that on average, all accounts receivable will be collected within one year and thus classify these as current assets; however, there are certain receivables, principally in the U.K., that have aged longer than one year as of December 31, 2012, and we have recorded an estimate for those receivables that will not be collected within one year as long-term in the Consolidated Balance Sheets.

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

We performed our annual impairment review of goodwill in October 2012 and reviewed subsequent events through December 31, 2012 and determined that the carrying value of goodwill was not impaired as of year end. Further, we believe that there have been no facts or circumstances through the date of this filing that indicate an impairment of goodwill exists.

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

We generated $5.2 million of U.S. federal taxable income in the year ended December 31, 2010, fully utilizing our U.S. federal net operating losses (“NOLs”) from 2009.

In 2011, in conjunction with the MES acquisition, we acquired $23.3 million of NOLs. These NOLs were subject to annual limitations resulting from the change in control provisions in section 382 of the Internal Revenue Code (“IRC Section 382”). We generated $18.7 million of U.S. federal taxable income in the year ended December 31, 2011 and utilized $18.7 million of the NOLs in 2011 to offset against this U.S. federal taxable income. As of December 31, 2011, we had $4.6 million in NOLs to offset against future U.S. federal taxable income. Additionally, in conjunction with the MES acquisition, we acquired alternative minimum tax ("AMT") credit carryforwards of $171,000 which may be used to offset future U.S. federal tax liabilities.  As of December 31, 2011 we had $894,000 in foreign tax credits related to income taxes payable at certain of our business located in the U.K. which may be used to offset against future U.S. federal tax liabilities.

For the year ended December 31, 2012, we generated an estimated $35.3 million of U.S. federal taxable income and fully utilized $4.6 million in NOLs from the 2011 year.  For the year ended December 31, 2012 we utilized AMT credits of $171,000 to offset our U.S. federal tax liabilities. During the year ended December 31, 2012, we generated an additional estimated $2.5 million in foreign tax credits related to income taxes payable at certain of our businesses located in the U.K. and Australia and utilized $3.4 million in foreign tax credits to offset our current tax liability.  Additionally, in 2012 we utilized $7.9 million of option related tax benefits, reducing our income taxes payable by $2.9 million, the benefit of which was recorded to additional paid in capital.

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

We apply the provisions of ASC 740, Income Taxes (“ASC 740”), as it relates to uncertain tax positions. This guidance prescribes a comprehensive model for how a company should recognize, measure, present and disclosure in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. ASC 740 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2010, the liability related to unrecognized tax benefits was approximately $176,000. We recorded an additional liability of $132,000 and $19,000 in the years ended December 31, 2011 and 2012, respectively, related to acquired liabilities for unrecognized tax benefits and interest and penalties on prior year tax positions. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.

We are no longer subject to U.S. federal income or state tax return examinations by tax authorities before 2008 and 2007, respectively, which periods relate to certain acquired businesses. The Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax returns for 2009 during the second quarter of 2011, and in January of 2012, we received a closure letter from the IRS stating that no adjustments were identified. We operate in multiple taxing jurisdictions and face audits from various tax authorities. We remain subject to examination until the statute of limitations expires for the respective tax jurisdiction. We do not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next twelve months.

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

Our expected volatility assumptions are based upon our peer group average implied volatility for 2010 and are based upon our peer group median implied volatility for 2011 and 2012. Expected life assumptions for first three quarters of 2010 are based upon the average of the “simplified” method as described in Securities and Exchange Commission Staff Accounting Bulletin No. 107, which is the midpoint between the vesting date and the end of the contractual term, and the contractual term of the option, in accordance with ASC 718, which states that if no amount within the range is more or less likely than any other amount, an average of the range (its expected value) should be used for those options issued significantly out-of-the-money, and are based upon the “simplified” method for those options issued in the fourth quarter of 2010 and the full years of 2011 and 2012 which were determined to be issued approximately at-the-money. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The following table summarizes the number of stock options granted and outstanding as of December 31, 2012 for the quarterly periods from January 1, 2010 through December 31, 2012, the per share exercise price of the stock options and estimated per share weighted average fair value of stock options:

Quarter ending	Number of shares subject to options granted and outstanding	Weighted average per share exercise price of options	Weighted average per share fair value of options (1)
March 31, 2010	1,255,768	$6.31	$0.65
June 30, 2010	380,943	$6.63	$0.67
September 30, 2010	228,729	$7.79	$1.14
December 31, 2010	1,164,028	$11.67	$4.32
March 31, 2011	1,269,264	$22.50	$8.78
June 30, 2011	745,398	$24.18	$9.28
September 30, 2011	309,159	$13.62	$5.41
December 31, 2011	399,466	$7.80	$3.39
March 31, 2012	2,255,976	$9.52	$4.23
June 30, 2012	196,225	$12.13	$5.47
September 30, 2012	124,600	$12.59	$5.77
December 31, 2012	264,600	$14.13	$6.54

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

Our financial liabilities, which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy as of December 31, 2011 and 2012 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2011
Financial instruments:
Interest rate swap	$—	$326	$—	$326
Contingent consideration	—	—	1,621	1,621

As of December 31, 2012
Financial instruments:
Interest rate swap	$—	$101	$—	$101
Contingent consideration	—	—	846	846

The fair value of the interest rate swap is determined using observable market inputs, such as current interest rates, and considers nonperformance risk of the Company and that of our counterparties.

The contingent consideration relates to earnout provisions recorded in conjunction with certain acquisitions completed in 2009 and 2010. Of the total decrease in fair value of the contingent consideration of $775,000 in 2012, $593,000 was settled as cash consideration to satisfy installments related to 2009 and 2010 acquisitions, approximately $234,000 of the change in value relates to the release of a restriction associated with shares previously issued related to a 2009 acquisition and approximately $52,000 was recorded in interest and other expenses, net in the Consolidated Statements of Operations due to changes in the fair value of the contingent consideration.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosure (“ASU 2010-06”). This update provides amendments to Codification topic,  Fair Value Measurements and Disclosures , which require new disclosures about transfers in and out of Levels 1 and 2 and the reasons for the transfers as well as reconciliation for fair value measurements using significant unobservable inputs (Level 3). The update is effective for interim and annual reporting periods beginning after December 15, 2009. We adopted the provisions of ASU 2010-06 on January 1, 2011, and adoption of this update did not have a material impact on our consolidated financial condition, results of operations and cash flows.

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. These amendments have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The common requirements are expected to result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are to be applied prospectively and are effective for fiscal years beginning after December 15, 2011. We adopted these provisions effective January 1, 2012 and the adoption of these provisions did not have a material impact on our consolidated financial position, results of operations and cash flows.

In June and December 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”) and ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASC 220, Comprehensive Income), respectively. These update amend ASC Topic 220, “Comprehensive Income” to provide that total comprehensive income is to be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders' equity or the footnotes is no longer allowed. The calculation of net income and basic and diluted net income per share is not affected. These ASUs are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011. We adopted these provisions effective January 1, 2012 and the adoption of these provisions did not have an impact on our financial position, results of operations and cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists previously is necessary. The fair value calculation for goodwill is required unless the Company concludes, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted these provisions effective January 1, 2012 and the adoption of these provisions did not have a material impact on our financial position, results of operations and cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. This ASU is intended to reduce the costs and complexity of the annual impairment testing related to indefinite-lived intangibles assets by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This new standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We adopted these provisions in the fourth quarter of 2012 and the adoption of these provisions did not have a material impact on our financial position, results of operations and cash flows.

There were various other accounting standards and interpretations issued during 2011 and 2012 that we have not yet been required to adopt, none of which are expected to have a material impact on our financial position, results of operations or cash flows.

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

Interest Rate Risk. As of December 31, 2012, we had cash and cash equivalents totaling approximately $8.6 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $4.1 million were held in the U.S. Therefore, the U.S. amounts were insured in full through December 31, 2012 under section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which provided temporary unlimited deposit insurance coverage for non-interest-bearing transaction accounts at all FDIC-insured depository institutions.

Our outstanding debts of $34.5 million and $99.9 million at December 31, 2012 related to indebtedness under our working capital facilities and Senior Secured Revolving Credit Facility, respectively, and contain floating interest rates. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase in our variable rate debt would result in an increase of approximately $1.3 million in our annual pre-tax net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at December 31, 2012.

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

Foreign Exchange Risk. As of December 31, 2012, we have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. dollar, namely, the Canadian dollar, the Pound Sterling and the Australian dollar. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently hedge our exposure to foreign currency exchange rate fluctuations related to the Canadian dollar and the Pound Sterling given that the net difference between foreign currency denominated revenue and expenses is immaterial. In the future, however, we may hedge such exposure to foreign currency exchange rate fluctuations in these currencies.

In September 2012, in order to protect against foreign currency exposure on our Australian operations, we borrowed in Australian dollars as a hedge of our net investment in Australia related to the MedHealth acquisition. We have outstanding debt of approximately AUD$50.0 million that is designated as a hedge of our net investment in Australia as of December 31, 2012.  This non-derivative net investment hedge was classified as long-term debt in the Company’s Consolidated Balance Sheets. In accordance with ASC 815, the translation of this debt instrument designated as a net investment hedge is recorded in accumulated other comprehensive loss, offsetting the currency translation adjustment of the related net investment that is also recorded in accumulated other comprehensive loss. This instrument will mature in conjunction with amounts outstanding under the Senior Secured Revolving Credit Facility.

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

As of the end of the period covered by this report, December 31, 2012 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

The management of ExamWorks is responsible for establishing and maintaining adequate internal control over financial reporting, as such is defined in Rules 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. The Company’s internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

ExamWorks’ management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, using the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment is to determine whether the Company’s internal control over financial reporting was effective as of December 31, 2012. ExamWorks’ management has concluded that, as of December 31, 2012, its internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles.

During 2012, the Company acquired MedHealth Holdings Pty Limited, Makos Health Associates, Corp. and PMG.  Refer to Note 3 of the Notes to consolidated financial statements for additional information regarding these acquisitions. As permitted by related SEC Staff interpretive guidance for newly acquired businesses, the Company excluded the MedHealth acquisition from management’s annual assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. This acquisition constituted 1% of total assets as of December 31, 2012 and 4% of revenues for the year then ended. This business will be included in future evaluations of the effectiveness of the Company’s internal controls and procedures when these systems have been implemented in 2013.

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

(a)           The following documents are filed as part of this Report:

1. Financial Statements.

2. Financial Statement Schedules.

The following Financial Statement Schedule for the Registrant is filed as part of this Report and should be read in conjunction with the Registrant’s Financial Statements:

Description

Schedule II – Valuation and Qualifying Accounts	57

(b)           Exhibits.

Exhibit Number	Title
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

4.4
Form of 9% Senior Unsecured Exchange Note Due 2019 and Form of Exchange Guarantee (filed as Exhibit 4.4 to From S-4 filed with the Securities and Exchange Commission on April 4, 2012 and incorporated by reference herein).

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

10.19.5
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

10.24++
Separation and Release Agreement dated May 19, 2011 by and between ExamWorks Group, Inc. and Joshua W. Le Maire (filed as Exhibit 10.1 to Form 8-K filed on May 20, 2011 and incorporated by reference herein).

21.1	List of subsidiaries of the Registrant
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

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

SCHEDULE II
EXAMWORKS GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS
 (In thousands)

	Beginning Balance	Charged to Costs and Expenses	Deductions	Acquisitions	Ending Balance
Year ended December 31, 2010
Allowance for doubtful accounts	$432	$173	$(109)	$319	$815

Year ended December 31, 2011
Allowance for doubtful accounts	815	2,297	(450)	—	2,662

Year ended December 31, 2012
Allowance for doubtful accounts	$2,662	$2,852	$(1,370)	$215	$4,359

All financial statement schedules not listed are omitted because they are inapplicable or the requested information is shown in the financial statements of the Registrant or in the related notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2012 to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of March 2013.

EXAMWORKS GROUP, INC.

By:	/s/ J. Miguel Fernandez de Castro
J. Miguel Fernandez de Castro
Senior Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Perlman	Chairman of the Board and Director	March 1, 2013
Richard E. Perlman

/s/ James K. Price	Chief Executive Officer and	March 1, 2013
James K. Price	Director (Principal Executive Officer)

/s/ J. Miguel Fernandez de Castro	Chief Financial Officer and Senior Executive	March 1, 2013
J. Miguel Fernandez de Castro	Vice President (Principal Financial and
Accounting Officer)

/s/ Peter B. Bach	Director	March 1, 2013
Peter B. Bach

/s/ Peter M. Graham	Director	March 1, 2013
Peter M. Graham

/s/ J. Thomas Presby	Director	March 1, 2013
J. Thomas Presby

/s/ William A. Shutzer	Director	March 1, 2013
William A. Shutzer

/s/ David B. Zenoff	Director	March 1, 2013
David B. Zenoff

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ExamWorks Group, Inc.:

We have audited the accompanying consolidated balance sheets of ExamWorks Group, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule included in Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ExamWorks Group, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/KPMG LLP

Atlanta, Georgia
March 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ExamWorks Group, Inc.:

We have audited ExamWorks Group, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in  Internal Control – Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ExamWorks Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ExamWorks Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in  Internal Control – Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A.(b) of ExamWorks Group Inc.’s Annual Report on Form 10-K, management has excluded the MedHealth Holdings Pty Limited acquisition from its assessment of internal control over financial reporting as of December 31, 2012. We have also excluded this entity acquired in a purchase business combination during 2012 from our audit of internal control over financial reporting. The total assets and revenues of this entity represented approximately 1% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ExamWorks Group, Inc. and subsidiaries as of December 31, 2011 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Atlanta, Georgia
March 1, 2013

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
	December 31,
	2011	2012
Assets
Current assets:
Cash and cash equivalents	$8,416	$8,627
Accounts receivable, net	144,041	144,676
Other receivables	40	21
Prepaid expenses	4,487	5,336
Deferred tax assets	1,640	16
Other current assets	1,173	1,213
Total current assets	159,797	159,889
Property, equipment and leasehold improvements, net	8,918	10,333
Goodwill	300,260	370,143
Intangible assets, net	146,168	152,896
Long-term accounts receivable, less current portion	—	31,708
Deferred tax assets, noncurrent	—	4,173
Deferred financing costs, net	11,458	10,258
Other assets	438	1,101
Total assets	$627,039	$740,501
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,642	$46,940
Accrued expenses	28,410	35,995
Accrued interest expense	10,247	10,918
Deferred revenue	1,332	3,951
Current portion of subordinated unsecured notes payable	1,932	275
Current portion of contingent earnout obligation	91	91
Current portion of working capital facilities	—	5,983
Other current liabilities	5,459	5,973
Total current liabilities	90,113	110,126
Senior unsecured notes payable	250,000	250,000
Senior secured revolving credit facility and working capital facilities, less current portion	44,063	128,402
Long-term subordinated unsecured notes payable, less current portion	717	300
Long-term contingent earnout obligation, less current portion	86	—
Deferred tax liability, noncurrent	2,159	—
Other long-term liabilities	1,977	7,525
Total liabilities	389,115	496,353
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; Authorized 50,000,000 shares; no shares issued and outstanding at December 31, 2011 and 2012	—	—
Common stock, $0.0001 par value; Authorized 250,000,000 shares; issued and outstanding 34,090,618 and 34,341,360 shares at December 31, 2011 and 2012, respectively	3	3
Additional paid-in capital	268,162	285,938
Accumulated other comprehensive income (loss)	(1,429)	3,183
Accumulated deficit	(21,549)	(36,488)
Treasury stock, at cost; Outstanding 805,613 and 905,349 shares at December 31, 2011 and 2012, respectively	(7,263)	(8,488)
Total stockholders’ equity	237,924	244,148
Total liabilities and stockholders' equity	$627,039	$740,501

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	For the years ended December 31,
	2010	2011	2012

Revenues	$163,511	$397,860	$521,237
Costs and expenses:
Costs of revenues	103,606	262,242	344,051
Selling, general and administrative expenses	37,689	84,133	113,510
Depreciation and amortization	19,505	47,439	58,551
Total costs and expenses	160,800	393,814	516,112
Income from operations	2,711	4,046	5,125
Interest and other expenses, net:
Interest expense, net	8,178	15,480	27,968
Loss on early extinguishment of debt	3,169	621	—
Other income	—	—	(226)
(Gain) loss on interest rate swap	42	(328)	(225)
Realized foreign currency (gain) loss	(156)	688	534
Total interest and other expenses, net	11,233	16,461	28,051
Loss before income taxes	(8,522)	(12,415)	(22,926)
Benefit for income taxes	(2,484)	(4,082)	(7,987)
Net loss	$(6,038)	$(8,333)	$(14,939)

Per share data:
Net loss per share:

Basic and diluted	$(0.33)	$(0.25)	$(0.44)

Weighted average number of common shares outstanding:
Basic and diluted	18,500,859	33,975,658	34,141,098

Comprehensive Loss:
Net loss	$(6,038)	$(8,333)	$(14,939)
Foreign currency translation adjustments, net of tax	1,216	(2,645)	4,612
Total comprehensive loss	$(4,822)	$(10,978)	$(10,327)

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
	Series A convertible preferred stock		Common stock		Treasury stock	Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Amount	capital	income (loss)	deficit	equity
Balances at December 31, 2009	—	$—	12,356,942	$—	$—	$27,202	$—	$(6,802)	$20,400
Issuance of preferred stock, net of related costs, for cash	4,975,180	33,000	—	—	—	(579)	—	—	32,421
Issuance of common stock in exchange for preferred stock	(4,975,180)	(33,000)	4,975,180	1	—	33,000	—	—	1
Issuance of common stock in public offering, net of issuance costs	—	—	9,290,114	1	—	133,694	—		133,695
Issuance of common stock, net of related costs, for cash and services	—	—	1,464,392	—	—	2,966	—	—	2,966
Issuance of common stock, net of related costs, for termination of agreement	—	—	739,506	—	—	1,434	—	—	1,434
Issuance of common stock, net of related costs, to settle earnout obligations	—	—	103,947	—	—	576	—	—	576
Issuance of common stock for acquisitions	—	—	3,035,851	1	—	10,075	—	—	10,076
Issuance of common stock for the exercise of options and warrants	—	—	199,699	—	—	703	—	—	703
Issuance of common stock for services	—	—	50,473	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	1,816	—	—	1,816
Excess tax benefit on share-based compensation	—	—	—	—	—	974	—	—	974
Net loss	—	—	—	—	—	—	—	(6,038)	(6,038)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—		—	1,216	—	1,216
Balances at December 31, 2010	—	—	32,216,104	3	—	211,861	1,216	(12,840)	200,240
Issuance of common stock for acquisitions	—	—	2,098,038	—	—	45,386	—	—	45,386
Issuance of common stock for the exercise of options and warrants	—	—	479,423	—	—	2,292	—	—	2,292
Issuance of common stock, from treasury for acquisitions	—	—	202,999	—	2,158	6	—	(376)	1,788
Issuance of common stock for services	—	—	44,908	—	—	—	—	—	—
Issuance of common stock, net of related costs, to settle earnout obligations	—	—	57,758	—	—	808	—	—	808
Share-based compensation	—	—	—	—	—	7,834	—	—	7,834
Net loss	—	—	—	—	—	—	—	(8,333)	(8,333)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	—	(2,645)	—	(2,645)
Stock repurchases under stock repurchase programs	—	—	(1,008,612)	—	(9,421)	—	—	—	(9,421)
Other	—	—	—	—	—	(25)	—	—	(25)
Balances at December 31, 2011	—	$—	34,090,618	$3	$(7,263)	$268,162	$(1,429)	$(21,549)	$237,924
Issuance of common stock for the exercise of options and warrants	—	—	302,875	—	—	2,258	—	—	2,258
Issuance of common stock, from treasury for acquisitions	—	—	6,190	—	58	27	—	—	85
Issuance of common stock for services	—	—	47,603	—	—	—	—	—	—
Shares recovered relating to acquisitions	—	—	(66,926)	—	(896)	—	—	—	(896)
Share-based compensation	—	—	—	—	—	12,649	—	—	12,649
Excess tax benefit on share-based compensation	—	—	—	—	—	2,853	—	—	2,853
Net loss	—	—	—	—	—	—	—	(14,939)	(14,939)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	4,612	—	4,612
Stock repurchases under stock repurchase programs	—	—	(39,000)	—	(387)	—	—	—	(387)
Other	—	—	—	—	—	(11)	—	—	(11)
Balances at December 31, 2012	—	$—	34,341,360	$3	$(8,488)	$285,938	$3,183	$(36,488)	$244,148

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
	For the years ended December 31,
	2010	2011	2012

Operating activities:
Net loss	$(6,038)	$(8,333)	$(14,939)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on interest rate swap	42	(328)	(225)
Depreciation and amortization	19,505	47,439	58,551
Amortization of deferred rent	(61)	(450)	(82)
Share-based compensation	1,816	7,834	13,756
Excess tax benefit related to share-based compensation	(974)	—	(2,853)
Provision for doubtful accounts	173	2,297	2,852
Amortization of deferred financing costs	872	1,941	2,190
Deferred income taxes	(5,406)	(6,364)	(21,201)
Loss on early extinguishment of debt	3,169	621	—
Other	—	—	(31)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,098)	(9,047)	(24,666)
Prepaid expenses and other current assets	560	(1,801)	(64)
Accounts payable and accrued expenses	5,946	(1,907)	8,300
Accrued interest expense	—	10,240	671
Deferred revenue and customer deposits	(917)	(169)	2,425
Other liabilities	1,714	(2,430)	93
Net cash provided by operating activities	18,303	39,543	24,777
Investing activities:
Cash paid for acquisitions, net	(115,225)	(322,248)	(108,970)
Purchases of equipment and leasehold improvements, net	(1,730)	(6,856)	(5,841)
Working capital and other settlements for acquisitions	418	(6,710)	427
Net cash used in investing activities	(116,537)	(335,814)	(114,384)
Financing activities:
Borrowings under credit facilities	67,315	278,000	170,640
Excess tax benefit related to share-based compensation	974	—	2,853
Proceeds from the exercise of options and warrants	703	2,292	2,258
Borrowings under senior unsecured notes payable	—	250,000	—
Issuance of preferred stock, net	32,421	—	—
Issuance of common stock, net	136,660	—	—
Repayment of related party notes	(3,500)	—	—
Purchases of stock for treasury	—	(9,421)	(387)
Payment of deferred financing costs	(6,534)	(9,746)	(1,074)
Repayment of subordinated unsecured notes payable	(2,167)	(2,421)	(2,193)
Net borrowings (repayments) under working capital facilities	4,997	35,621	(6,279)
Repayment under credit facilities	(100,550)	(273,000)	(76,000)
Other	—	(440)	(94)
Net cash provided by financing activities	130,319	270,885	89,724
Exchange rate impact on cash and cash equivalents	40	178	94
Net increase (decrease) in cash and cash equivalents	32,125	(25,208)	211
Cash and cash equivalents, beginning of year	1,499	33,624	8,416
Cash and cash equivalents, end of year	$33,624	$8,416	$8,627

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for acquisitions	$10,075	$47,174	$85
Issuance of subordinated unsecured notes payable for acquisitions	1,747	—	—
Issuance of common stock to settle earnout obligations	576	808	—
Issuance of common stock for termination of agreement	1,434	—	—

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,994	$5,447	$25,214
Cash paid for income taxes	231	4,061	8,913

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

 (1)              Nature of Operations and Basis of Presentation

ExamWorks Group, Inc. (‘ExamWorks” or the “Company”) is a leading provider of independent medical examinations (“IMEs”), peer and bill reviews and related services (“IME services” or the “IME industry”). ExamWorks, Inc. was incorporated as a Delaware corporation on April 27, 2007. In 2008, ExamWorks, Inc. acquired three companies operating in the independent medical examination (“IME”) industry. In 2009, ExamWorks, Inc. acquired 11 other IME companies, including a provider of software solutions to the IME industry. In 2010, ExamWorks, Inc. acquired 14 additional IME companies. In 2011, ExamWorks, Inc. acquired nine additional IME companies.  In 2012, ExamWorks, Inc. acquired three additional IME companies. To date, the Company has acquired 40 IME companies. As of December 31, 2012, ExamWorks, Inc. operates out of 57 service centers serving all 50 United States, Canada, the United Kingdom and Australia. In June 2010, ExamWorks, Inc. effected a corporate reorganization creating a holding company, ExamWorks Group, Inc., with ExamWorks, Inc. becoming a 100% owned subsidiary of ExamWorks Group, Inc. In the fourth quarter of 2010, the Company completed an Initial Public Offering (“IPO”) of 9.3 million shares of common stock.

The consolidated financial statements include the accounts of ExamWorks and its 100% owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

(b)               Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on certain assumptions which they believe are reasonable in the circumstances and actual results could differ from those estimates. The more significant estimates reflected in these consolidated financial statements include the valuation of equity issued prior to the Company’s IPO, purchase price allocations, useful lives of intangible assets, potential impairment of goodwill and intangible assets, the allowance for doubtful accounts, the portion of accounts receivable deemed to be long term in nature, the valuation of deferred tax assets and the valuation of share-based compensation and derivative instruments.

(c)               Foreign Currencies

Assets and liabilities recorded in foreign currencies are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to other comprehensive income (loss) and are reported net of the effect of income taxes on the consolidated financial statements. For the years ended December 31, 2010, 2011 and 2012, the income tax expense (benefit) related to foreign currency translation was $844,000, ($960,000) and ($60,000) respectively.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

(d)               Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2011 and 2012.

(e)               Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts owed to the Company for services provided in the normal course of business and are reported net of allowance for doubtful accounts, which amounted to $2.7 million and $4.4 million as of December 31, 2011 and 2012, respectively. Generally, no collateral is received from customers and additions to the allowance are based on ongoing credit evaluations of customers with general credit experience being within the range of management’s expectations. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off.  The Company assumes, that on average, all accounts receivable will be collected within one year and thus classifies these as current assets; however there are certain receivables, principally in the U.K., that have aged longer than one year as of December 31, 2012, and the Company has recorded an estimate for those receivables that will not be collected within one year as long-term in the Consolidated Balance Sheets.

(f)                Concentrations of Credit Risk

The Company routinely assesses the financial strength of its customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. For the years ended December 31, 2010, 2011 and 2012, no individual customer accounted for more than 10% of revenues. At December 31, 2011 and 2012, there were no individual customers that accounted for greater than 10% of the accounts receivable balance.

As of December 31, 2012, the Company had cash and cash equivalents totaling approximately $8.6 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $4.1 million were held in the U.S. The U.S. amounts were insured in full against bank failure through December 31, 2012 under section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which provided temporary unlimited deposit insurance coverage for non-interest-bearing transaction accounts at all FDIC-insured depository institutions.

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

(h)               Long-Lived Assets

In accordance with Impairment or Disposal of Long-Lived Assets, Subsections of Financial Accounting Standards Board (“FASB”) ASC Subtopic 360-10 (“ASC 360”),  Property, Plant, and Equipment — Overall , long-lived assets, such as equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. At December 31, 2011 and 2012, no impairment was noted.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

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

The Company performed its annual impairment review of goodwill in October of 2011 and 2012 and it was determined that the carrying amount of goodwill was not impaired and there have been no subsequent developments that would indicate impairment exists as of December 31, 2012. The goodwill impairment review will continue to be performed annually or more frequently if facts and circumstances warrant a review.

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

In November 2010, the Company entered in to a new senior secured revolving credit facility with Bank of America N.A. (“Senior Secured Revolving Credit Facility”) (see Note 10) and has incurred deferred financing costs of $8.1 million, of which $4.4 million, $3.0 million and $654,000 were incurred in the years ended December 31, 2010, 2011 and 2012, respectively.  In July 2011, the Company reduced the aggregate revolving commitments under the Senior Secured Revolving Credit Facility by $37.5 million for a maximum commitment of $262.5 million.  In conjunction with this reduction, the Company recognized debt extinguishment costs of approximately $621,000 in July 2011 for the unamortized portion of the loan costs which were recorded as other interest expense.  In August 2012 in conjunction with an acquisition, the Company amended the senior secured revolving credit facility to add the Australian dollar as an alternative currency and increase the alternative currency sublimit from USD $60.0 million to USD $100.0 million. Additionally, in July 2011, the Company closed a private offering of $250.0 million in aggregate principal amount of 9.0% senior notes due 2019 (“Initial Notes”). In June 2012, in accordance with the registration rights granted to the original purchasers of the Initial Notes, the Company completed an exchange offer of the privately placed Initial Notes for new 9.0% Senior Notes due 2019 (the “Exchange Notes,” and together with the Initial Notes, the “Senior Unsecured Notes”) registered with the SEC with substantially identical terms to the Initial Notes. The Company has incurred deferred financing costs of $7.1 million associated therewith, of which $6.7 million and $420,000 were incurred in the years ended December 31, 2011 and 2012, respectively.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

The deferred financing costs associated with the Senior Secured Revolving Credit Facility and the Senior Unsecured Notes will be amortized to interest expense over the five-year term of the facility, as amended, and the eight-year term of the notes, respectively, using the straight-line method which approximates the effective interest method.

For the years ended December 31, 2010, 2011 and 2012, the Company amortized $872,000, $1.9 million and $2.2 million to interest expense, respectively.

(k)               Deferred Rents

The Company entered into various leases for offices that have certain escalation clauses or other features which require rental expense to be recognized on a straight-line basis over the life of the lease. At December 31, 2011 and 2012, the deferred rent balance was $1.5 million and $2.0 million, respectively, and is included in other current and long-term liabilities in the accompanying Consolidated Balance Sheets.

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

Certain agreements with customers in the U.K. include provisions whereby collection of the amounts billed are contingent on the favorable outcome of the claim.  The Company has deemed these provisions to preclude revenue recognition at the time of sale, as collectability is not reasonably assured and the sales are contingent, and is deferring these revenues, net of estimated costs, until the case has been settled, the contingency has been resolved and the cash has been collected.  There was no deferral related to contingent revenues as of December 31, 2010.  For the year ended December 31, 2011, the Company deferred $2.6 million in contingent revenues and $1.6 million in costs and expenses associated with the contingent revenues.  For the year ended December 31, 2012, the Company deferred an additional $10.0 million in contingent revenues and $7.5 million in costs and expenses associated with the contingent revenues.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

(o)               Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred and amounted to $1.2 million $2.2 million and $2.9 million for the years ended December 31, 2010, 2011 and 2012, respectively, and are included in SGA expenses in the accompanying Consolidated Statements of Operations.

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

(q)               Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company applies the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes , (included in FASB ASC Subtopic 740-10,  Income Taxes — Overall ), and recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FASB Interpretation No. 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.

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

For the year ended December 31, 2010, the potentially dilutive securities include options and warrants exercisable into 5.5 million shares of common stock, 113,000 shares of common stock issuable to settle the equity component of an earnout obligation, and 135,000 shares of common stock issuable, at the holder’s option, to settle a subordinated unsecured note. For the year ended December 31, 2011, the potentially dilutive securities include options and warrants exercisable into 7.8 million shares of common stock and 68,000 shares of common stock issuable, at the holder’s option, to settle a subordinated unsecured note.  For the year ended December 31, 2012, the potentially dilutive securities include options and warrants exercisable into 9.8 million shares of common stock.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

For the years ended December 31, 2010, 2011 and 2012, all of the potentially dilutive securities were excluded from the calculation of shares applicable to loss per share, because their inclusion would have been anti-dilutive.

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

The Company’s expected volatility assumptions are based upon the Company’s peer group average implied volatility for 2010 and are based upon the Company’s peer group median implied volatility for 2011 and 2012. Expected life assumptions for the first three quarters of 2010 are based upon the average of the “simplified” method as described in Securities and Exchange Commission Staff Accounting Bulletin No. 107, which is the midpoint between the vesting date and the end of the contractual term, and the contractual term of the option, in accordance with ASC 718, which states that if no amount within the range is more or less likely than any other amount, an average of the range (its expected value) should be used for those options issued significantly out-of-the-money, and are based upon the “simplified” method for those options issued in the fourth quarter of 2010 and the full years of 2011 and 2012 which were determined to be issued approximately at-the-money. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The assumptions utilized for stock option grants during 2010, 2011 and 2012 were as follows:

	2010			2011			2012
Volatility	40.08	–	44.31%	35.79	–	44.46%	45.86	–	48.36%
Expected life (years)	6.50	–	8.00		6.00			6.00
Risk-free interest rate	1.62	–	3.53%	1.21	–	2.54%	0.83	–	1.15%
Dividend yield		—			—			—
Fair value	$0.63	–	4.32	$3.39	–	9.28	$4.23	–	6.54

In 2010, the Company issued approximately 4.2 million stock option awards, respectively, to employees. The weighted average fair value of each stock option was $2.06 per option, and the aggregate fair value was $8.6 million. The majority of these awards vest over a three-year period, with the remaining awards vesting 50% over the earlier of 18 months or the IPO, a period of 7 months, and 50% over a 12 month period following the IPO, provided the individual remains in the employment of the Company as of the vesting date. Additionally, all these options could vest earlier in the event of a change in control or merger or other acquisition and approximately 217,000 of these options could vest earlier in the event of an IPO. In the fourth quarter of 2010, in conjunction with the completed IPO, the Company accelerated the vesting on all eligible outstanding stock options and recorded an additional $694,000 in share-based compensation expense related to the change in vesting term. Share-based compensation expense related to stock option awards was $1.7 million for the year ended December 31, 2010, all of which was recorded in selling, general and administrative (“SGA”) expenses.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

In 2011, the Company issued approximately 3.2 million stock option awards to employees. The weighted average fair value of each stock option was $7.69 per option and the aggregate fair value was $24.4 million. All of these awards vest over a three-year period. Additionally, all these options could vest earlier in the event of a change in control or merger or other acquisition. Share-based compensation expense related to stock option awards was $7.4 million for the year ended December 31, 2011, of which $2.0 million was included in costs of revenues and $5.4 million was recorded in SGA expenses.

In 2012, the Company issued approximately 2.9 million stock option awards to employees.  The weighted average fair value of each stock option was $4.60 per option and the aggregate fair value was $13.5 million.  All of these awards vest over a three-year period with the exception of 100,000 options granted in the fourth quarter of 2012 which vest over a two year period.  Additionally, all these options could vest earlier in the event of a change in control or merger or other acquisition.  Share-based compensation expense related to stock option awards was $12.0 million for the year ended December 31, 2012, of which $3.0 million was included in costs of revenues and $9.0 million was recorded in SGA expenses.

At December 31, 2011 and 2012, the unrecognized compensation expense related to stock option awards was $22.9 million and $20.4 million, respectively, with a remaining weighted average life of 1.7 years and 1.2 years, respectively.

A summary of option activity for the years ended December 31, 2010, 2011 and 2012 follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2009	1,323,782	$3.02
Options granted	4,172,687	8.45
Options forfeited	(242,633)	6.88
Options exercised	(195,311)	3.50
Outstanding at December 31, 2010	5,058,525	$7.29
Options granted	3,173,900	19.64
Options forfeited	(402,220)	12.22
Options exercised	(458,901)	5.00
Outstanding at December 31, 2011	7,371,304	$12.48
Options granted	2,933,701	10.28
Options forfeited	(552,228)	15.28
Options exercised	(289,120)	8.46
Outstanding at December 31, 2012	9,463,657	$11.76	8.1	$39,382

Exercisable at December 31, 2012	4,178,446	$9.62	7.3	$24,390
Expected to vest after December 31, 2012	4,703,838	$13.48	8.8	$13,343

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable. Options expected to vest are unvested shares net of expected forfeitures. The total intrinsic value of stock options exercised was approximately $2.4 million, $7.4 million and $1.3 million during the years ended December 31, 2010, 2011 and 2012, respectively. There were approximately 1.8 million options exercisable as of December 31, 2010 with a per share weighted average exercise price of $4.19 and approximately 2.3 million options exercisable as of December 31, 2011 with a weighted average exercise price of $6.06.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

During the years ended December 31, 2010, 2011 and 2012, the Company issued approximately 50,000, 31,000 and 39,000 shares of restricted stock, respectively, to certain non-employee members of the Board of Directors as compensation for services provided during the year. These shares of restricted stock had a weighted average fair value of $3.75, $13.62 and $12.59 per share, respectively, and the aggregate fair value was $189,000, $425,000 and $485,000, respectively. The fair value of these awards was based upon an estimate of fair value or the market price of the underlying common stock as of the date of the grant for those issued following the IPO. The restriction on these shares expires after a one-year period provided the individual remains in the service of the Company as of that date. Additionally, the restriction on these shares could expire earlier in the event of a change in control or merger or other acquisition. For the years ended December 31, 2010, 2011 and 2012, share-based compensation expense related to these awards was $88,000, $279,000 and $450,000, respectively. At December 31, 2010, 2011 and 2012, the unrecognized compensation expense related to shares of restricted stock is $102,000, 248,000 and $283,000, respectively, with a remaining weighted average life of 0.6 years as of each year-end.

During the year ended December 31, 2010, the Company issued approximately 25,000 restricted stock units to certain employees and outside consultants. These restricted stock units had a weighted average fair value of $14.04 per unit and the aggregate fair value was $350,000. The fair value of these awards was based upon an estimate of fair value or the market price of the underlying common stock as of the date of the grant for those issued following the IPO. These awards vest over a two- or three-year period provided the individual remains in the service of the Company as of the vesting date. Additionally, these restricted stock units could vest earlier in the event of a change in control or merger or other acquisition. Of these restricted stock units, none were vested as of December 31, 2010, approximately 14,000 shares have been issued for vested units as of December 31, 2011, and approximately 9,000 shares have been issued for vested units as of December 31, 2012, and the remaining shares will be issued at the date of vesting.  For the years ended December 31, 2010, 2011 and 2012, share-based compensation expense related to these awards was $61,000, $177,000, and $96,000 respectively. At December 31, 2010, 2011 and 2012, the unrecognized compensation expense related to restricted stock units is $289,000 and $112,000, and $16,000, respectively, with a remaining weighted average life of 1.7 years, 0.7 years, and 0.7 years, respectively.

During the year ended December 31, 2012, the Company issued approximately 149,000 restricted stock units to certain employees.  These restricted stock units had a weighted average fair value of $14.02 per unit and the aggregate fair value was $2.1 million.  The fair value of these awards was based upon the market price of the underlying common stock as of the date of the grant.  These awards vest over a three-year period provided the individual remains in the service of the Company as of the vesting date. Additionally, these restricted stock units could vest earlier in the event of a change in control or merger or other acquisition. Of these restricted stock units, none were vested as of December 31, 2012. For the year ended December 31, 2012, share-based compensation expense related to these awards was $116,000.  At December 31, 2012, the unrecognized compensation expense related to these restricted stock units is $2.0 million, with a remaining weighted average life of 2.8 years.

During the year ended December 31, 2012, the Company recorded share-based compensation expense of $1.1 million related to a 2012 incentive compensation plan, all of which was recorded in SGA expenses and this obligation was settled in February 2013 via the issuance of approximately 75,000 restricted stock units.  There was no share-based compensation expense recorded related to incentive compensation plans in the years ended December 31, 2010 and 2011.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

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

The Company’s financial liabilities, which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy at December 31, 2011 and 2012, and are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2011
Financial instruments:
Interest rate swap	$—	$326	$—	$326
Contingent consideration	—	—	1,621	1,621

As of December 31, 2012
Financial instruments:
Interest rate swap	$—	$101	$—	$101
Contingent consideration	—	—	846	846

The fair value of the interest rate swap is determined using observable market inputs, such as current interest rates, and considers nonperformance risk of the Company and that of its counterparties.

The contingent consideration relates to earnout provisions recorded in conjunction with certain acquisitions completed in 2009 and 2010 (see Note 3). Of the total decrease in fair value of the contingent consideration of $775,000 in 2012, $593,000 was settled as cash consideration to satisfy installments related to 2009 and 2010 acquisitions, approximately $234,000 of the change in value relates to the release of a restriction associated with shares previously issued related to a 2009 acquisition and approximately $52,000 was recorded in interest and other expenses, net in the Consolidated Statements of Operations due to changes in the fair value of the contingent consideration.

In February 2007, the FASB issued authoritative guidance codified as ASC 825, which permits entities to choose to measure many financial instruments and certain other items at fair value. This provision of ASC 825 is effective for fiscal years beginning after November 15, 2007. As the Company did not elect the fair value option, the adoption of this provision of ASC 825 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows for the years ended December 31, 2010, 2011 and 2012.

(u)              Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are recorded as a component of stockholders’ equity but are excluded from net loss. The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments, reported net of tax as appropriate, from those business units not using the U.S. dollar as their functional currency.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosure. This update provides amendments to Codification topic, Fair Value Measurements and Disclosures , which require new disclosures about transfers in and out of Levels 1 and 2 and the reasons for the transfers as well as reconciliation for fair value measurements using significant unobservable inputs (Level 3). The update is effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of this update did not have a material impact on the Company’s consolidated financial condition, results of operations and cash flows.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists previously is necessary. The fair value calculation for goodwill is required unless the Company concludes, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted these provisions effective January 1, 2012 and the adoption of these provisions did not have a material impact on the Company’s financial position, results of operations and cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. This ASU is intended to reduce the costs and complexity of the annual impairment testing related to indefinite-lived intangibles assets by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This new standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted these provisions in the fourth quarter of 2012 and the adoption of these provisions did not have a material impact on the Company’s financial position, results of operations and cash flows.

There were various other accounting standards and interpretations issued during 2011 and 2012 the Company has not yet been required to adopt, none of which are expected to have a material impact on its financial position, results of operations and cash flows.

  (3)             Acquisitions

ExamWorks operates in a highly fragmented industry and has completed 40 acquisitions since July 14, 2008. A key component of ExamWorks’ acquisition strategy is growth through acquisitions that expand its geographic coverage, that provide new or complementary lines of business, expand its portfolio of services and that increase its market share.

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
December 31, 2010, 2011 and 2012

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
December 31, 2010, 2011 and 2012

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

UK Independent Medical Acquisition

On September 7, 2010, ExamWorks acquired 100% of the outstanding common stock of UK Independent Medical Services (“UKIM”) for aggregate consideration of $16.0 million, comprised of $14.5 million cash consideration and 253,003 shares of the Company’s common stock with an estimated fair value of $1.5 million. In conjunction with the UKIM acquisition, the Company incurred transaction costs of $447,000 which are reported in SGA expenses in the accompanying 2010 Consolidated Statement of Operations. The UKIM acquisition enabled the Company to expand operations into the UK market.

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
December 31, 2010, 2011 and 2012

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

 (b)              2011 Acquisitions

MES Group Acquisition

On February 28, 2011, the Company completed the acquisition of 100% of the outstanding stock of MES Group, Inc. (“MES”) for aggregate consideration of $215.0 million, comprised of $175.0 million cash consideration, 1,424,501 shares of Company common stock with a fair value of approximately $30.0 million  (using a value of  $21.07 per share, the closing price of the Company’s common stock on February 28, 2011), and $10.0 million of assumed indebtedness under MES’ credit facility, which was paid off at closing. In conjunction with the MES acquisition, the Company incurred transaction costs of $2.0 million, of which $1.5 million and $535,000 were incurred in the years ended December 31, 2010 and 2011, respectively,  and are reported in SGA expenses in the Company’s accompanying Consolidated Statements of Operations. The MES acquisition broadened the Company’s product portfolio, customer base and increased the Company’s market share in the U.S.

The final allocation of consideration for the MES acquisition is summarized as follows (in thousands):

	Preliminary purchase price allocation December 31, 2011	Adjustments/ reclassifications	Final purchase price allocation December 31, 2012
Building, equipment and leasehold improvements	$1,800	$—	$1,800
Customer relationships	38,190	—	38,190
Tradename	17,426	—	17,426
Covenants not to compete	511	—	511
Technology	762	—	762
Goodwill	159,988	2,048	162,036
Net deferred tax liability associated with step-up in book basis	(18,244)	693	(17,551)
Assets acquired and liabilities assumed, net	14,581	(2,741)	11,840
Totals	$215,014	$—	$215,014

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

The final allocation of consideration for the Premex acquisition is summarized as follows (in thousands):

	Preliminary purchase price allocation December 31, 2011	Adjustments/ reclassifications	Final purchase price allocation December 31, 2012
Equipment and leasehold improvements	$650	$—	$650
Customer relationships	32,886	—	32,886
Tradename	10,602	—	10,602
Covenants not to compete	109	—	109
Technology	2,356	—	2,356
Goodwill	28,131	3,686	31,817
Net deferred tax liability associated with step-up in book basis	603	(3,695)	(3,092)
Assets acquired and liabilities assumed, net	33,019	9	33,028
Totals	$108,356	$—	$108,356

In the second quarter of 2012, the Company finalized the purchase price allocation with limited adjustments to the purchase price. The goodwill and other intangible assets resulting from the Premex acquisition are expected to be deductible for U.S. federal income tax purposes subject to the provisions of section 901(m) of the Internal Revenue Code (“IRC Section 901(m)”) which contain annual limitations.

Other 2011 Acquisitions

Additionally, in 2011, the Company completed the following individually insignificant acquisitions, as defined in SEC Regulation S-X Rule 3-05, with an aggregate purchase price of $44.6 million, comprised of $43.2 million cash consideration less cash acquired of $564,000, and 214,926 shares of the Company’s common stock with an estimated fair value of $2.0 million. In conjunction with the other 2011 acquisitions, the Company incurred transaction costs of $659,000, of which $562,000 and $55,000 were incurred in the years ended December 31, 2011 and 2012, respectively, and are reported in SGA expenses in the Company’s accompanying Consolidated Statements of Operations. These acquisitions expanded the geographic coverage and, to a lesser extent, enhanced the service offering of the Company.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

The final allocation of consideration for these acquisitions is summarized as follows (in thousands):

	Preliminary purchase price allocation December 31, 2011	Adjustments/ reclassifications	Final purchase price allocation December 31, 2012
Equipment and leasehold improvements	$213	$—	$213
Customer relationships	18,577	—	18,577
Tradename	2,989	—	2,989
Covenants not to compete	197	—	197
Technology	334	—	334
Goodwill	21,500	(1,653)	19,847
Net deferred tax liability associated with step-up in book basis	(356)	50	(306)
Assets acquired and liabilities assumed, net	2,598	104	2,702
Totals	$46,052	$(1,499)	$44,553

In 2012, the Company finalized the purchase price allocation, including recording adjustments to working capital, resulting in a reduction of total consideration paid of $1.5 million. Goodwill of $18.3 million and other intangible assets of $20.8 million are expected to be deductible for tax purposes.

(c)               2012 Acquisitions

In 2012, the Company completed the following individually insignificant acquisitions with an aggregate purchase price of $109.2 million, comprised of $112.0 million cash consideration less cash acquired of $2.9 million, and 6,190 shares of the Company’s common stock with an estimated fair value of $85,000. In conjunction with these 2012 acquisitions, the Company incurred transaction costs of $1.3 million, all of which were incurred in the year ended December 31, 2012. These amounts are reported in SGA expenses in the Company’s accompanying Consolidated Statements of Operations. These acquisitions expanded the geographic coverage and, to a lesser extent, enhanced the service offering of the Company.

Company name	Form of acquisition	Date of acquisition
Makos Health Associates Corp	Substantially all of the assets and assumed certain liabilities	July 12, 2012
MedHealth Holdings Pty Limited	100% of the outstanding common stock	August 31, 2012
PMG	100% of the outstanding common stock	December 19, 2012

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

The preliminary allocation of consideration for these acquisitions is summarized as follows (in thousands):

Preliminary purchase price allocation December 31, 2012
Equipment and leasehold improvements	$850
Customer relationships	44,413
Tradename	11,901
Covenants not to compete	313
Technology	666
Goodwill	60,373
Net deferred tax liability associated with step-up in book basis	(9,610)
Liabilities assumed, net	269
Total	$109,175

Goodwill of $53.5 million and other intangible assets of $50.2 million are expected to be deductible for U.S. federal income tax purposes, a portion of which are subject to the provisions of IRC Section 901(m) which contain annual limitations. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. The 2012 acquisitions contributed $22.9 million in revenues and $1.5 million in operating income for the year ended December 31, 2012.

(d)               Pro forma Financial Information

The following unaudited pro forma results of operations for the years ended December 31, 2011 and 2012 assumes that the 2011 acquisitions were completed on January 1, 2010 and the 2012 acquisitions were completed on January 1, 2011.

For the years ended December 31, 2011 and 2012, the pro forma results include adjustments to reflect additional interest expense of $14.8 million and $5.1 million, respectively, associated with the funding of the acquisitions assuming that acquisition related debt was incurred as referenced above.  In addition, incremental depreciation and amortization expense was recorded as if the acquisitions had occurred on the dates referenced above and amounted to $22.9 million and $9.3 million for the years ended December 31, 2011 and 2012, respectively.  Finally, adjustments of $16.3 million and $4.6 million were made to SGA expenses for the years ended December 31, 2011 and 2012, respectively, principally related to certain salary and other personal  expenses attributable to the previous owners of the acquired businesses.  These adjustments represent contractual reductions and are considered to be non-recurring and are not expected to have a continuing impact on the operations of the Company.

	Years ended December 31,
	2011	2012
	(In thousands, except per share data)
Pro forma revenues	$543,281	$573,736
Pro forma net loss	(14,156)	(17,931)

Pro forma loss per share: Basic and diluted	$(0.41)	$(0.53)

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective as of January 1 of the respective years or of future operations of the Company.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

(4)               Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements at December 31, 2011 and 2012, consist of the following (in thousands):

	Estimated			December 31,
	useful lives (years)			2011	2012
Building		15		$600	$600
Computer and office equipment		3		10,742	15,557
Furniture and fixtures	3	to	5	1,682	2,586
Leasehold improvements		Lease term		627	1,877
				13,651	20,620
Less accumulated depreciation and amortization				4,733	10,287
Totals				$8,918	$10,333

Depreciation expense was $1.7 million, and $4.0 million and $5.5 million for the years ended December 31, 2010, 2011 and 2012, respectively.

 (5)              Goodwill and Intangible Assets

Goodwill at December 31, 2011 and 2012 consists of the following (in thousands):

	December 31,
	2011	2012
Balance at beginning of year	$90,582	$300,260
Goodwill acquired during the year	209,619	60,373
Adjustments to prior year acquisitions	1,799	7,109
Effect of foreign currency translation	(1,740)	2,401
Balance at end of year	$300,260	$370,143

Intangible assets at December 31, 2011 and 2012, consist of the following (in thousands):

				December 31, 2011
	Estimated useful lives (months)			Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	40	to	60	$157,826	$(50,438)	$107,388
Tradenames	45	to	84	48,046	(13,277)	34,769
Covenants not to compete		36		2,784	(1,587)	1,197
Technology	24	to	40	6,750	(3,936)	2,814
Totals				$215,406	$(69,238)	$146,168

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

				December 31, 2012
	Estimated useful lives (months)			Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	40	to	60	$204,699	$(90,040)	$114,659
Tradenames	45	to	84	60,620	(24,413)	36,207
Covenants not to compete		36		3,116	(2,313)	803
Technology	24	to	40	7,530	(6,303)	1,227
Totals				$275,965	$(123,069)	$152,896

The aggregate intangible amortization expense was $17.8 million, $43.4 million and $53.0 million for the years ended December 31, 2010, 2011 and 2012, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Amount
Years ended December 31:
2013	$56,578
2014	40,427
2015	30,156
2016	16,264
2017	9,057
Thereafter	414
Total	$152,896

(6)               Accrued Expenses

Accrued expenses at December 31, 2011 and 2012 consist of the following (in thousands):

	December 31,
	2011	2012
Accrued compensation and benefits	$3,323	$7,217
Accrued selling and professional fees	4,112	5,777
Accrued income and other taxes	1,546	2,384
Accrued medical panel fees	1,880	2,646
Accrued value added tax	15,812	14,872
Other accrued expenses	1,737	3,099
Totals	$28,410	$35,995

(7)              Stockholders’ Equity

(a) 2010 Transactions

During the year ended December 31, 2009, the Company issued 1,767,994 shares of common stock, with a fair value of $2.9 million, to fund the stock consideration of the acquisitions completed in 2009. Additionally, the Company issued 355,584 shares of common stock, with a fair value of $572,000 to fund the stock component of the contingent consideration of an acquisition completed in 2009.

In December 2009, the Company initiated an equity offering of 1,250,361 shares of common stock in exchange for $3.5 million, of which $560,000 was received in December 2009 with the balance being received and shares issued in January 2010. Proceeds from this issuance were used to repay the December 2009 subordinated promissory notes.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

In January 2010, the Company issued 739,506 shares of common stock with an estimated fair value of $1.4 million to Compass Partners, LLC (Compass) as consideration for the termination of a monitoring fee.

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

On July 16, 2010, the Company issued 43,620 shares of restricted stock with an estimated fair value of $145,000 to the members of the Board of Directors as compensation for services to be provided in the upcoming year. On October 12, 2010, the Company issued an additional 6,853 shares of restricted stock with an estimated fair value of $44,000. The Company recorded the expense related to these awards in selling, general and administrative expenses over the one-year service period.

On August 4, 2010, the Company issued 103,947 shares of common stock with a fair value of $576,000 to fund the stock component of the first earnout obligation from a 2009 acquisition.

On August 23, 2010, the Company sold approximately 17,000 shares of common stock for $200,000 in cash.

(b) 2011 Transactions

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

On August 4, 2011, the Company issued approximately 31,000 shares of restricted stock with an estimated fair value of $425,000 to the members of the Board of Directors as compensation for services to be provided in the upcoming year. The Company recorded the expense related to these awards in SGA expenses over the one-year service period.

On August 12, 2011, the Company issued approximately 58,000 shares of common stock with a fair value of approximately $808,000 to fund the stock component of the second earnout obligation from a 2009 acquisition.

On August 8, 2011, the Company announced that its Board of Directors authorized the implementation of a share repurchase program to repurchase up to $20.0 million of outstanding shares of the Company’s common stock for treasury. Purchases under this buyback program may be made from time to time on the open market and in privately negotiated transactions, including pursuant to the terms of a 10b5-1 plan. A 10b5-1 plan allows a company to purchase shares during a blackout period, provided the company communicates its share purchase instructions to the broker prior to the blackout period, pursuant to a written plan that may not be changed. The timing of these purchases depends upon several factors, including market conditions, the market price of the Company's common stock, the effect of the share dilution on earnings, available cash and any other potential risks the Company might encounter. The share repurchase plan may be discontinued at any time at the discretion of the Company. During the year ended December 31, 2011, the Company had repurchased approximately 1,009,000 shares of common stock under the share repurchase program. These shares were repurchased at an average cost of $9.34 per share for a total cost of $9.4 million.

(c) 2012 Transactions

During the year ended December 31, 2012, the Company issued approximately 282,000 shares of common stock to settle stock options exercised during the year.

During the year ended December 31, 2012, the Company issued approximately 21,000 shares of common stock to settle warrants exercised during the period.

During the year ended December 31, 2012, the Company issued approximately 9,000 shares of common stock to settle vested restricted stock units granted in the prior year to an outside consultant as compensation for services to be provided during the year.  The Company recorded the expense related to these awards in SGA expenses over the requisite service period.

During the year ended December 31, 2012 the Company issued approximately 39,000 shares of restricted stock with an estimated fair value of $455,000 to the members of the Board of Directors as compensation for services to be provided in the upcoming year.  The Company will record the expense related to these awards in SGA expenses over the one-year service period.

During the year ended December 31, 2012, in connection with the post-acquisition performance provisions of a 2010 acquisition agreement, the Company recovered approximately 67,000 shares of its common stock with a value of $896,000. These shares of common stock are held as treasury shares as of December 31, 2012.

During the year ended December 31, 2012, the Company repurchased approximately 39,000 shares of common stock under the share repurchase program.  These shares were repurchased at an average cost of $9.91 per share for a total cost of $387,000.

During the year ended December 31, 2012, the Company reissued, from treasury, approximately 6,000 shares of common stock, with a fair value of $85,000, to fund the stock consideration of an acquisition completed in July 2012.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

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

(8)               Related Party Transactions

In June 2009, the Company engaged RedRidge Finance Group (“RedRidge”) to assist the Company in securing additional debt financing to allow the Company to continue to implement its acquisition strategy. P&P Investment, LLC (“P&P”), a company owned by Richard Perlman and James Price, the Chairman and Chief Executive Officer, respectively, of the Company, are minority owners of RedRidge. For the year ended December 31, 2010, the Company paid RedRidge $425,000 in connection with a previous credit facility. Pursuant to the payment of the broker fees, the Company, RedRidge, P&P, Mr. Perlman and Mr. Price entered into a letter agreement under which P&P waived any right it had to any portion of the broker fees paid by the Company to RedRidge and agreed that such broker fee, minus amounts paid to RedRidge’s employees, would be paid solely to RedRidge’s majority owner. No such broker fees were paid to RedRidge during the year ended December 31, 2011 and 2012.

The previous and existing revolving credit facilities contain a provision requiring the Company to use a third party to perform financial due diligence for acquisitions exceeding a certain size. With the approval of the senior lender, the Company engaged RedRidge to assist it with financial due diligence and incurred $725,000, $490,000 and $238,000 in fees, respectively, pertaining to acquisition-related work performed during the years ended December 31, 2010, 2011 and 2012, respectively. P&P, Mr. Perlman and Mr. Price have likewise waived any right P&P had to any portion of the diligence fees paid by the Company to RedRidge.

In 2010, the Company utilized private planes when necessary for business operations using a NetJets, Inc. (“NetJets”) share belonging to PerPrice Aviation, Inc., a Georgia corporation (“PerPrice”). Mr. Perlman and Mr. Price each own 50% of the total outstanding shares of PerPrice. PerPrice was reimbursed for the actual cost incurred in connection with the Company’s use of the NetJets share in 2010, which totaled approximately $311,000. The Company did not incur further costs in the years ended December 31, 2011 and 2012.

In June 2010, the Company entered into a lease agreement with Compass for corporate office space located at 655 Madison Avenue, 23rd Floor, New York, NY. Pursuant to the lease, which runs from April 1, 2010 through June 30, 2014, the Company paid Compass a rental fee of $10,080 per month in 2010, which fee was subject to increase commencing January 1, 2011 based on a proportionate pass through of base rent increases and increases for property taxes and building operating expenses. The aggregate amount of all periodic rental payments made to Compass for such office space for the year ended December 31, 2010 was $102,720. In addition, in June 2010, the Company paid Compass $40,320 as advance rent payment for the last four months of the lease and approximately $62,000 as its share of leasehold improvements. For the year ended December 31, 2011, the Company made rental payments to Compass of $132,000. For the year ended December 31, 2012, the Company made rental payments to Compass of $124,000.  Prior to the entry into this lease agreement, the Company did not incur costs in excess of $120,000 per year with respect to leasing this corporate office space.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

The Company is a party to certain consulting agreements with each of Dr. Edward M. Decter and Dr. Steven G. Robbins, who are stockholders of the Company, and were considered related parties through the IPO in November 2010, and members of its medical panel, which set forth the terms and conditions upon which Dr. Decter and Dr. Robbins are entitled to compensation for IMEs and other services performed by them on behalf of the Company. In addition, such agreements provide that Dr. Decter and Dr. Robbins are to be provided with a minimum number of IMEs. For the year ended December 31, 2010, the Company paid Dr. Decter $1.1 million for IME services performed. For the years ended December 31, 2010, the Company paid Dr. Robbins $415,000 for IME services performed.

(9)              Commitments and Contingencies

(a)               Lease Commitments

The Company and its subsidiaries lease office space and office related equipment under noncancelable operating leases with various expiration dates from 2013 through 2023.

Future minimum lease payments under the operating leases in each of the years subsequent to December 31, 2012 are as follows (in thousands):

Amount
Years ended December 31:
2013	$10,804
2014	9,248
2015	7,718
2016	4,719
2017	2,914
Thereafter	5,638
Total	$41,041

Related rent expense was $4.0 million, $8.1 million and $9.7 million for the years ended December 31, 2010, 2011 and 2012, respectively.

(b)              Employee Benefit Plans

The Company and certain of its subsidiaries each sponsor separate voluntary defined contribution pension plans. The plans cover employees that meet specific age and length of service requirements. The Company and certain of its subsidiaries have various matching and vesting arrangements within their individual plans. For the years ended December 31, 2010, 2011 and 2012, the Company recorded $41,000 $297,000 and $529,000, respectively, in compensation expense related to these plans.

(10)            Long-Term Debt

	December 31,
	2011	2012
	(in thousands)
Senior Unsecured Notes Payable (a)	$250,000	$250,000
Senior Secured Revolving Credit Facility, Bank of America, N.A. (b)	5,000	99,926
Working capital facilities, Barclays (c)	39,063	34,459
Various subordinated unsecured notes payable; maturing at various dates from 2011 through 2014 (d)	2,649	575
	296,712	384,960
Less current portion	1,932	6,258
	$294,780	$378,702

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

As of December 31, 2012, the Company had $99.9 million outstanding under the Senior Secured Revolving Credit Facility, bearing interest at a rate of LIBOR plus 3.00%, resulting in $162.6 million of undrawn commitments.  Of the total amount outstanding as of December 31, 2012, $51.9 million was denominated in Australian dollars (“AUD”) with the balance denominated in U.S. dollars. The credit agreement governing the Company’s Senior Secured Revolving Credit Facility contains restrictive covenants, including among other things, financial covenants which may limit the amount of borrowings available.

(c)           On September 29, 2010, the Company’s indirect 100% owned subsidiary UKIM entered into a Sales Finance Agreement (the “UKIM SFA”) with Barclays Bank PLC (“Barclays”), pursuant to which Barclays will provide UKIM a working capital facility of up to £5,000,000, subject to the terms and conditions of the UKIM SFA. The working capital facility bears a discount margin of 2.5% over Base Rate (0.5% rate on December 31, 2012) and serves to finance UKIM’s unpaid account receivables.  The working capital facility has a minimum term of 36 months. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of December 31, 2012, the Company had $6.0 million outstanding under the working capital facility, resulting in approximately $2.1 million in availability.

On May 12, 2011, the Company’s indirect 100% owned subsidiary Premex entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays will provide Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on December 31, 2012) and serves to finance Premex’s unpaid account receivables.  The working capital facility has a minimum term of 36 months. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of December 31, 2012, the Company had $28.5 million outstanding under the working capital facility, resulting in approximately $14.4 million in availability.

(d)           During 2009 and 2010, the Company issued seller debt in the form of subordinated unsecured notes payable with an estimated fair value of approximately $6.9 million relating to certain acquisitions (see Note 3). These notes are unsecured and subordinated to the Senior Secured Revolving Credit Facility and the Senior Unsecured Notes issued in July 2011. Five notes payable totaling $4.4 million bear interest at 6%, and are payable quarterly with amounts ranging between $50,000 and $76,000, with maturity dates ranging from August 2011 through March 2013. The remaining balance of the notes payable, $2.5 million, are noninterest bearing and are payable annually with amounts ranging between $250,000 and $750,000, maturing in 2014. The Company made principal payments totaling $2.2 million during the year ended December 31, 2012.

As of December 31, 2012, future maturities of long-term debt were as follows (in thousands):

Amount
Years ended December 31:
2013	$6,258
2014	28,776
2015	—
2016	99,926
2017	—
Thereafter	250,000
Total	$384,960

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

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

In August 2008, in order to protect against interest rate exposure on its variable-rate debt, the Company entered into an interest rate swap to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed interest rate of 4.36% with a notional amount of $8.3 million, $6.6 million and $4.8 million as of December 31, 2010, 2011 and 2012, respectively. The Company did not meet the criteria for hedge accounting under ASC 815, thus the difference between its amortized cost and its fair value resulted in an unrealized gain (loss) at December 31, 2010, 2011 and 2012 of $(42,000), $328,000 and $225,000 respectively, and such amount was reported in interest and other expenses, net on the accompanying Consolidated Statements of Operations.

In September 2012, in order to protect against foreign currency exposure on its Australian operations, the Company borrowed in Australian dollars as a hedge of its net investment in Australia related to the MedHealth acquisition. The Company has outstanding debt of approximately AUD$50.0 million that is designated as a hedge of its net investment in Australia as of December 31, 2012. There were no amounts designated as net investment hedges as of December 31, 2011. This non-derivative net investment hedge was classified as long-term debt in the Company’s Consolidated Balance Sheets. In accordance with ASC 815, the translation of this debt instrument designated as a net investment hedge is recorded in accumulated other comprehensive loss, offsetting the currency translation adjustment of the related net investment that is also recorded in accumulated other comprehensive loss. This instrument will mature in conjunction with amounts outstanding under the Senior Secured Revolving Credit Facility.

The Company does not enter into derivative transactions for speculative purposes.

(12)            Income Taxes

The components of the benefit for income taxes for the period for the years ended December 31, 2010, 2011 and 2012 were as follows (in thousands):

	December 31,
	2010	2011	2012
Current:
Federal	$1,913	$422	$6,719
State	285	352	2,547
Foreign	724	1,508	3,949
	2,922	2,282	13,215
Deferred:
Federal	(4,120)	(5,189)	(13,285)
State	(616)	(916)	(2,857)
Foreign	(670)	(259)	(5,059)

Total	(5,406)	(6,364)	(21,201)
Benefit for income taxes	$(2,484)	$(4,082)	$(7,987)

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

Deferred taxes result from temporary differences between the bases of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The sources of the temporary differences and their effect on deferred tax assets and liabilities as of December 31, 2011 and 2012 were as follows (in thousands):

	December 31,
	2011		2012
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets:
Allowance for doubtful accounts	$2,578	$—	$2,415	$—
Loss on interest rate swap	—	131	40	—
Net operating loss carryforwards	1,224	—	—	144
Shared-based compensation	—	3,565	—	8,112
Tax credits	—	2,407	—	—
Foreign currency translation	—	960	—	60
Other deferred tax assets	329	1,115	440	1,303
Total deferred tax assets	4,131	8,178	2,895	9,619
Deferred tax liabilities:
Basis difference of intangible assets	—	(4,308)	—	(1,606)
Basis difference of property and equipment	—	(1,168)	—	(1,364)
Cash to accrual adjustments	(2,154)	(4,758)	(2,363)	(2,467)
Other deferred tax liabilities	(337)	(103)	(516)	(9)
Total deferred tax liabilities	(2,491)	(10,337)	(2,879)	(5,446)
Net deferred tax assets (liabilities)	$1,640	$(2,159)	$16	$4,173

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax benefit for the years ended December 31, 2010, 2011 and 2012 were as follows (in thousands):

	December 31,
	2010	2011	2012
Expected tax benefit	$(2,897)	$(4,221)	$(8,024)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	(297)	(274)	(770)
Non-deductible items	636	668	274
Tax rate international	(14)	(533)	551
Other	88	278	(18)
Income tax benefit	$(2,484)	$(4,082)	$(7,987)

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

The Company generated $5.2 million of U.S. federal taxable income in the year ended December 31, 2010, fully utilizing its U.S. federal net operating losses (“NOLs”) from 2009.

In 2011, in conjunction with the MES acquisition, the Company acquired $23.3 million of NOLs. These NOLs were subject to annual limitations resulting from the change in control provisions in section 382 of the Internal Revenue Code (“IRC Section 382”). The Company generated $18.7 million of U.S. federal taxable income in the year ended December 31, 2011 and utilized $18.7 million of the NOLs in 2011 to offset against this U.S. federal taxable income. As of December 31, 2011, the Company had $4.6 million in NOLs to offset against future U.S. federal taxable income. Additionally, in conjunction with the MES acquisition, the Company acquired alternative minimum tax ("AMT") credit carryforwards of $171,000 which may be used to offset future U.S. federal tax liabilities.  As of December 31, 2011 the Company had $894,000 in foreign tax credits related to income taxes payable at certain of its businesses located in the U.K. which may be used to offset against future U.S. federal tax liabilities.

For the year ended December 31, 2012, the Company generated an estimated $35.3 million of U.S. federal taxable income and fully utilized $4.6 million in NOLs from the 2011 year.  For the year ended December 31, 2012 the Company utilized AMT credits of $171,000 to offset its U.S. federal tax liabilities. During the year ended December 31, 2012, the Company generated an additional estimated $2.5 million in foreign tax credits related to income taxes payable at certain of its businesses located in the U.K. and Australia and utilized $3.4 million in foreign tax credits to offset its current tax liability.  Additionally, in 2012 we utilized $7.9 million of option related tax benefits, reducing its income taxes payable by $2.9 million, the benefit of which was recorded to additional paid in capital.  Management believes that it is more likely than not that the recorded deferred tax assets will be realized.

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

As of December 31, 2010, the liability related to unrecognized tax benefits was approximately $176,000. The Company recorded an additional liability of $132,000 and $19,000 in the years ended December 31, 2011 and 2012, respectively, related to acquired liabilities for unrecognized tax benefits and interest and penalties on prior year tax positions. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

The following table summarizes the activity related to the unrecognized tax benefits for the years ended December 31, 2011 and 2012 (in thousands):

Balance at January 1, 2011	$176
Increase to prior year tax positions	132
Increase to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—
Decrease related to settlements	—
Balance at December 31, 2011	308
Increase to prior year tax positions	19
Increase to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—
Decrease related to settlements	—
Balance at December 31, 2012	$327

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

The Company is no longer subject to U.S. federal income or state tax return examinations by tax authorities for tax years before 2008 and 2007, respectively, which periods relate to certain acquired businesses. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for 2009 during the second quarter of 2011, and in January 2012, the Company received a closure letter from the IRS stating that no adjustments were identified. The Company operates in multiple taxing jurisdictions and faces audits from various tax authorities. The Company remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. The Company does not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next 12 months.

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

Information relating to the Company’s revenues and long-lived assets by geography is as follows (in thousands):

Revenues:	For the years ended December 31,
	2010	2011	2012
United States	$147,918	$298,056	$340,200
Canada	9,710	21,271	27,595
United Kingdom	5,883	78,533	131,278
Australia	—	—	22,164
Total	$163,511	$397,860	$521,237

Long-lived assets: (1)	December 31,
	2011	2012
United States	$340,955	337,831
Canada	42,377	34,919
United Kingdom	96,822	99,140
Australia	—	94,291
Total	$480,154	$566,181

(1)  Long-lived assets are noncurrent assets excluding deferred tax assets and deferred financing costs.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

(14)            Condensed Consolidating Financial Information of Guarantor Subsidiaries

The Company has outstanding certain indebtedness that is guaranteed by all of its U.S. subsidiaries. However, the indebtedness is not guaranteed by the Company’s foreign subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis, and are full and unconditional. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of December 31, 2011 and 2012, and for the three years ended December 31, 2012 is presented below. The Company (issuer of the Senior Unsecured Notes) was formed in June 2010 to implement a holding company organizational structure. As a result, all operating activities are conducted through the Company’s 100% owned  subsidiaries. On August 31, 2012, the Company acquired 100% of the outstanding common stock of MedHealth Holdings Pty Limited ("MedHealth"), an Australian entity. In connection with this acquisition, the Company formed a new Delaware holding company, ExamWorks AP, Inc. (“ExamWorks AP”). ExamWorks AP was added to the Indenture as a guarantor of the Senior Unsecured Notes and is a direct subsidiary of the Company.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2010
(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals

Revenues	$147,917	$15,594	$—	$163,511
Costs and expenses:
Costs of revenues	94,238	9,368	—	103,606
Selling, general and administrative expenses	34,789	2,900	—	37,689
Depreciation and amortization	17,044	2,461	—	19,505
Total costs and expenses	146,071	14,729	—	160,800
Income from operations	1,846	865	—	2,711
Interest and other expenses, net	10,034	1,199	—	11,233
Loss before income taxes	(8,188)	(334)	—	(8,522)
Provision (benefit) for income taxes	(2,538)	54	—	(2,484)
Net loss	$(5,650)	$(388)	$—	$(6,038)

Comprehensive Income (Loss):
Net loss	$(5,650)	$(388)	$—	$(6,038)
Foreign currency translation adjustments, net of tax	—	1,216	—	1,216
Total comprehensive income (loss)	$(5,650)	$828	$—	$(4,822)

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

Condensed Consolidating Statement of Operations and Comprehensive Loss for the year ended December 31, 2011
(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals

Revenues	$298,056	$99,804	$—	$397,860
Costs and expenses:
Costs of revenues	203,651	58,591	—	262,242
Selling, general and administrative expenses	55,139	28,994	—	84,133
Depreciation and amortization	34,081	13,358	—	47,439
Total costs and expenses	292,871	100,943	—	393,814
Income (loss) from operations	5,185	(1,139)	—	4,046
Interest and other expenses, net	14,148	2,313	—	16,461
Loss before income taxes	(8,963)	(3,452)	—	(12,415)
Provision (benefit) for income taxes	(5,331)	1,249	—	(4,082)
Net loss	$(3,632)	$(4,701)	$—	$(8,333)

Comprehensive Loss:
Net loss	$(3,632)	$(4,701)	$—	$(8,333)
Foreign currency translation adjustments, net of tax	—	(2,645)	—	(2,645)
Total comprehensive loss	$(3,632)	$(7,346)	$—	$(10,978)

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

Condensed Consolidating Statement of Operations and Comprehensive Loss for the year ended December 31, 2012
(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals

Revenues	$340,200	$181,037	$—	$521,237
Costs and expenses:
Costs of revenues	241,281	102,770	—	344,051
Selling, general and administrative expenses	60,255	53,255	—	113,510
Depreciation and amortization	34,339	24,212	—	58,551
Total costs and expenses	335,875	180,237	—	516,112
Income from operations	4,325	800	—	5,125
Interest and other expenses, net	24,411	3,640	—	28,051
Loss before income taxes	(20,086)	(2,840)	—	(22,926)
Provision (benefit) for income taxes	(10,320)	2,333	—	(7,987)
Net loss	$(9,766)	$(5,173)	$—	$(14,939)

Comprehensive Loss:
Net loss	$(9,766)	$(5,173)	$—	$(14,939)
Foreign currency translation adjustments, net of tax	(249)	4,861	—	4,612
Total comprehensive loss	$(10,015)	$(312)	$—	$(10,327)

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

Condensed Consolidating Balance Sheet as of December 31, 2011
(In thousands)

Assets	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals
Current assets:
Cash and cash equivalents	$6,044	$2,372	$—	$—	$8,416
Accounts receivable, net	44,690	99,351	—	—	144,041
Other receivables	26	14	—	—	40
Prepaid expenses	2,694	1,793	—	—	4,487
Deferred tax assets	1,373	267	—	—	1,640
Other current assets	14	1,159	—	—	1,173

Total current assets	54,841	104,956	—	—	159,797

Property, equipment and leasehold improvements, net	7,745	1,173	—	—	8,918
Goodwill	240,252	60,008	—	—	300,260
Intangible assets, net	84,833	61,335	—	—	146,168
Deferred tax assets, noncurrent	—	1,913	—	(1,913)	—
Deferred financing costs, net	—	—	11,458	—	11,458
Other assets	438	—	—	—	438

Total assets	$388,109	$229,385	$11,458	$(1,913)	$627,039

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$16,728	$25,914	$—	$—	$42,642
Accrued expenses	4,272	24,138	—	—	28,410
Accrued interest expense	—	—	10,247	—	10,247
Deferred revenue	192	1,140	—	—	1,332
Current portion of subordinated unsecured notes payable	1,932	—	—	—	1,932
Current portion of contingent earnout obligation	91	—	—	—	91
Other current liabilities	2,925	2,534	—	—	5,459
Total current liabilities	26,140	53,726	10,247	—	90,113

Senior unsecured notes payable	—	—	250,000	—	250,000
Senior secured revolving credit facility and working capital facilities	—	39,063	5,000	—	44,063
Long-term subordinated unsecured notes payable, less current portion	717	—	—	—	717
Long-term contingent earnout obligation, less current portion	86	—	—	—	86
Deferred tax liability, noncurrent	4,072	—	—	(1,913)	2,159
Other long-term liabilities	1,691	286	—	—	1,977
Total liabilities	32,706	93,075	265,247	(1,913)	389,115

Commitments and contingencies

Stockholders’ equity (deficit) (1)	355,403	136,310	(253,789)	—	237,924

Total liabilities and stockholders' equity (deficit)	$388,109	$229,385	$11,458	$(1,913)	$627,039

(1) Includes intercompany investments in subsidiaries.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

Condensed Consolidating Balance Sheet as of December 31, 2012
(In thousands)

Assets	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals
Current assets:
Cash and cash equivalents	$4,125	$4,502	$—	$—	$8,627
Accounts receivable, net	43,939	100,737	—	—	144,676
Other receivables	17	4	—	—	21
Prepaid expenses	2,723	2,613	—	—	5,336
Deferred tax assets	37	—	—	(21)	16
Other current assets	—	1,213	—	—	1,213
Total current assets	50,841	109,069	—	(21)	159,889
Property, equipment and leasehold improvements, net	8,339	1,994	—	—	10,333
Goodwill	258,890	111,253	—	—	370,143
Intangible assets, net	62,420	90,476	—	—	152,896
Long-term accounts receivable, less current portion	—	31,708	—	—	31,708
Deferred tax assets, noncurrent	61	4,112	—	—	4,173
Deferred financing costs, net	—	—	10,258	—	10,258
Other assets	495	606	—	—	1,101
Total assets	$381,046	$349,218	$10,258	$(21)	$740,501
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$14,756	$32,184	$—	$—	$46,940
Accrued expenses	8,067	27,928	—	—	35,995
Accrued interest expense	—	—	10,918	—	10,918
Deferred revenue	103	3,848	—	—	3,951
Deferred tax liability	—	21	—	(21)	—
Current portion of subordinated unsecured notes payable	275	—	—	—	275
Current portion of contingent earnout obligation	91	—	—	—	91
Current portion of working capital facilities	—	5,983	—	—	5,983
Other current liabilities	2,226	3,747	—	—	5,973
Total current liabilities	25,518	73,711	10,918	(21)	110,126
Senior unsecured notes payable	—	—	250,000	—	250,000
Senior secured revolving credit facility and working capital facilities, less current portion	—	28,476	99,926	—	128,402
Long-term subordinated unsecured notes payable, less current portion	300	—	—	—	300
Other long-term liabilities	1,493	6,032	—	—	7,525
Total liabilities	27,311	108,219	360,844	(21)	496,353
Commitments and contingencies
Stockholders’ equity (deficit) (1)	353,735	240,999	(350,586)	—	244,148
Total liabilities and stockholders' equity (deficit)	$381,046	$349,218	$10,258	$(21)	$740,501

(1) Includes intercompany investments in subsidiaries.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2010
(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals

Net cash provided by operating activities	$14,565	$3,738	$—	$18,303
Investing activities:
Cash paid for acquisitions, net	(115,331)	106	—	(115,225)
Purchases of equipment and leasehold improvements, net	(1,728)	(2)	—	(1,730)
Working capital and other settlements for acquisitions	418	—	—	418
Net cash provided by (used in) investing activities	(116,641)	104	—	(116,537)
Financing activities:
Borrowings under credit facilities	—	—	67,315	67,315
Excess tax benefit related to share-based compensation	—	—	974	974
Proceeds from the exercise of options and warrants	—	—	703	703
Issuance of preferred stock, net	—	—	32,421	32,421
Issuance of common stock, net	—	—	136,660	136,660
Repayment of related party notes	(3,500)	—	—	(3,500)
Payment of deferred financing costs	—	—	(6,534)	(6,534)
Repayment of subordinated unsecured notes payable	(2,167)	—	—	(2,167)
Net borrowings (repayments) under working capital facilities	6,447	(1,450)	—	4,997
Repayment under credit facilities	—	—	(100,550)	(100,550)
Intercompany investments and other	130,989	—	(130,989)	—
Net cash provided by (used in) financing activities	131,769	(1,450)	—	130,319
Exchange rate impact on cash and cash equivalents	—	40	—	40
Net increase in cash and cash equivalents	29,693	2,432	—	32,125
Cash and cash equivalents, beginning of year	1,499	—	—	1,499
Cash and cash equivalents, end of year	$31,192	$2,432	$—	$33,624

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2011
(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals

Net cash provided by operating activities	$33,994	$5,549	$—	$39,543
Investing activities:
Cash paid for acquisitions, net	(320,496)	(1,752)	—	(322,248)
Purchases of equipment and leasehold improvements, net	(6,048)	(808)	—	(6,856)
Working capital and other settlements for acquisitions	(5,007)	(1,703)	—	(6,710)
Net cash used in investing activities	(331,551)	(4,263)	—	(335,814)
Financing activities:
Borrowings under senior secured revolving credit facility	—	—	278,000	278,000
Proceeds from the exercise of options and warrants	—	—	2,292	2,292
Borrowings under senior unsecured notes payable	—	—	250,000	250,000
Purchases of stock for treasury	—	—	(9,421)	(9,421)
Payment of deferred financing costs	—	—	(9,746)	(9,746)
Repayment of subordinated unsecured notes payable	(2,421)	—	—	(2,421)
Net borrowings under working capital facilities	37,145	(1,524)	—	35,621
Repayment under senior secured revolving credit facility	—	—	(273,000)	(273,000)
Intercompany investments and other	237,685	—	(238,125)	(440)
Net cash provided by (used in) financing activities	272,409	(1,524)	—	270,885
Exchange rate impact on cash and cash equivalents	—	178	—	178
Net decrease in cash and cash equivalents	(25,148)	(60)	—	(25,208)
Cash and cash equivalents, beginning of year	31,192	2,432	—	33,624
Cash and cash equivalents, end of year	$6,044	$2,372	$—	$8,416

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2011 and 2012

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2012
(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals

Net cash provided by operating activities	$18,131	$6,646	$—	$24,777
Investing activities:
Cash paid for acquisitions, net	(110,111)	1,141	—	(108,970)
Purchases of equipment and leasehold improvements, net	(5,071)	(770)	—	(5,841)
Working capital and other settlements for acquisitions	(857)	1,284	—	427
Net cash provided by (used in) investing activities	(116,039)	1,655	—	(114,384)
Financing activities:
Borrowings under senior secured revolving credit facility	—	—	170,640	170,640
Excess tax benefit related to share-based compensation	—	—	2,853	2,853
Proceeds from the exercise of options and warrants	—	—	2,258	2,258
Purchases of stock for treasury	—	—	(387)	(387)
Payment of deferred financing costs	—	—	(1,074)	(1,074)
Repayment of subordinated unsecured notes payable	(2,193)	—	—	(2,193)
Net repayments of working capital facilities	—	(6,279)	—	(6,279)
Repayment under senior secured revolving credit facility	—	—	(76,000)	(76,000)
Intercompany investments and other	98,182	14	(98,290)	(94)
Net cash provided by (used in) financing activities	95,989	(6,265)	—	89,724
Exchange rate impact on cash and cash equivalents	—	94	—	94
Net increase (decrease) in cash and cash equivalents	(1,919)	2,130	—	211
Cash and cash equivalents, beginning of year	6,044	2,372	—	8,416
Cash and cash equivalents, end of year	$4,125	$4,502	$—	$8,627