Form 10-Q
period 2013-03-31
ExamWorks Group, Inc.
filed 2013-05-09
CIK 1498021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2013.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-34930

EXAMWORKS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2909425
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of May 1, 2013, ExamWorks Group, Inc. had 35,053,934 shares of Common Stock outstanding.

EXAMWORKS GROUP, INC.  AND SUBSIDIARIES
MARCH 31, 2013
FORM 10-Q QUARTERLY REPORT

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

Assets	December 31, 2012	March 31, 2013
Current assets:
Cash and cash equivalents	$8,627	$7,709
Accounts receivable, net	144,676	147,795
Other receivables	21	—
Prepaid expenses	5,336	5,758
Deferred tax assets	16	18
Other current assets	1,213	1,141

Total current assets	159,889	162,421

Property, equipment and leasehold improvements, net	10,333	10,132
Goodwill	370,143	366,858
Intangible assets, net	152,896	136,223
Long-term accounts receivable, less current portion	31,708	31,870
Deferred tax assets, noncurrent	4,173	12,703
Deferred financing costs, net	10,258	9,713
Other assets	1,101	1,690

Total assets	$740,501	$731,610

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$46,940	$46,202
Accrued expenses	35,995	36,670
Accrued interest expense	10,918	4,928
Deferred revenue	3,951	4,374
Current portion of subordinated unsecured notes payable	275	279
Current portion of contingent earnout obligation	91	92
Current portion of working capital facilities	5,983	6,440
Other current liabilities	5,973	5,727

Total current liabilities	110,126	104,712

Senior unsecured notes payable	250,000	250,000
Senior secured revolving credit facility and working capital facilities, less current portion	128,402	125,307
Long-term subordinated unsecured notes payable, less current portion	300	305
Other long-term liabilities	7,525	7,342

Total liabilities	496,353	487,666

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; Authorized 50,000,000 shares; no shares issued and outstanding at December 31, 2012 and March 31, 2013	—	—
Common stock, $0.0001 par value; Authorized 250,000,000 shares; issued and outstanding 34,341,360 and 34,915,084 shares at December 31, 2012 and March 31, 2013, respectively	3	3
Additional paid-in capital	285,938	293,577
Accumulated other comprehensive income (loss)	3,183	(1,068)
Accumulated deficit	(36,488)	(40,080)
Treasury stock, at cost; Outstanding 905,349 shares at December 31, 2012 and March 31, 2013	(8,488)	(8,488)

Total stockholders’ equity	244,148	243,944

Total liabilities and stockholders' equity	$740,501	$731,610

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	For the three months ended March 31,
	2012	2013

Revenues	$123,738	$148,703
Costs and expenses:
Costs of revenues	81,173	97,384
Selling, general and administrative expenses	28,632	33,257
Depreciation and amortization	14,025	16,326
Total costs and expenses	123,830	146,967
Income (loss) from operations	(92)	1,736
Interest and other expenses, net:
Interest expense, net	6,462	7,578
Other expense	165	—
Gain on interest rate swap	(54)	(48)
Total interest and other expenses, net	6,573	7,530
Loss before income taxes	(6,665)	(5,794)
Benefit for income taxes	(2,342)	(2,202)
Net loss	$(4,323)	$(3,592)

Per share data:
Net loss per share:

Basic and diluted	$(0.13)	$(0.10)

Weighted average number of common shares outstanding:
Basic and diluted	34,085,761	34,464,664

Comprehensive Loss:
Net loss	$(4,323)	$(3,592)
Foreign currency translation adjustments, net of tax	2,450	(4,251)
Total comprehensive loss	$(1,873)	$(7,843)

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the three months ended March 31,
	2012	2013

Operating activities:
Net loss	$(4,323)	$(3,592)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on interest rate swap	(54)	(48)
Depreciation and amortization	14,025	16,326
Amortization of deferred rent	(143)	(19)
Share-based compensation	4,696	4,131
Excess tax benefit related to share-based compensation	—	(407)
Provision for doubtful accounts	1,095	920
Amortization of deferred financing costs	514	580
Deferred income taxes	(3,937)	(6,037)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,910)	(11,725)
Prepaid expenses and other current assets	(357)	(198)
Accounts payable and accrued expenses	3,469	4,643
Accrued interest expense	(5,428)	(5,990)
Deferred revenue and customer deposits	539	666
Other liabilities	(387)	(360)
Net cash provided by (used in) operating activities	4,799	(1,110)
Investing activities:
Purchases of equipment and leasehold improvements, net	(552)	(1,770)
Working capital and other settlements for acquisitions	908	—
Net cash provided by (used in) investing activities	356	(1,770)
Financing activities:
Borrowings under senior secured revolving credit facility	11,000	10,000
Proceeds from the exercise of options and warrants	50	2,441
Excess tax benefit related to share-based compensation	—	407
Purchases of stock for treasury	(387)	—
Repayment of subordinated unsecured notes payable	(546)	—
Payment of deferred financing costs	(414)	(52)
Net repayments under working capital facilities	(3,789)	(800)
Repayment under senior secured revolving credit facility	(11,000)	(10,000)
Other	(95)	—
Net cash provided by (used in) financing activities	(5,181)	1,996
Exchange rate impact on cash and cash equivalents	76	(34)
Net increase (decrease) in cash and cash equivalents	50	(918)
Cash and cash equivalents, beginning of period	8,416	8,627
Cash and cash equivalents, end of period	$8,466	$7,709

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,570	$12,796
Cash paid for income taxes	1,228	3,404

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements - Unaudited)

(1)              Nature of Operations and Basis of Presentation

ExamWorks Group, Inc. (‘ExamWorks” or the “Company”) is a leading provider of independent medical examinations (“IMEs”), peer and bill reviews and related services (“IME services” or the “IME industry”). ExamWorks, Inc. was incorporated as a Delaware corporation on April 27, 2007. In 2008, ExamWorks, Inc. acquired three companies operating in the IME industry. In 2009, ExamWorks, Inc. acquired 11 other IME companies, including a provider of software solutions to the IME industry. In 2010, ExamWorks, Inc. acquired 14 additional IME companies. In 2011, ExamWorks, Inc. acquired nine additional IME companies.  In 2012, ExamWorks, Inc. acquired three additional IME companies. To date, the Company has acquired 40 IME companies. As of March 31, 2013, ExamWorks, Inc. operates out of 57 service centers serving all 50 United States, Canada, the United Kingdom and Australia. In June 2010, ExamWorks, Inc. effected a corporate reorganization creating a holding company, ExamWorks Group, Inc., with ExamWorks, Inc. becoming a 100% owned subsidiary of ExamWorks Group, Inc. In the fourth quarter of 2010, the Company completed an Initial Public Offering (“IPO”) of 9.3 million shares of common stock.

The consolidated financial statements of the Company as of March 31, 2013 and for the periods ended March 31, 2012 and 2013 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the Company's most recent fiscal year. The Company's December 31, 2012 Consolidated Balance Sheet was derived from audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, but does not include all disclosures required by GAAP. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the aforementioned Form 10-K. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

(c)               Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2012 and March 31, 2013.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements - Unaudited)

(d)               Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts owed to the Company for services provided in the normal course of business and are reported net of allowance for doubtful accounts, which amounted to $4.4 million and $3.7 million as of December 31, 2012 and March 31, 2013, respectively. Generally, no collateral is received from customers and additions to the allowance are based on ongoing credit evaluations of customers with general credit experience being within the range of management’s expectations. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off.  The Company assumes, that on average, all accounts receivable will be collected within one year and thus classifies these as current assets; however, there are certain receivables, principally in the U.K., that have aged longer than one year, and the Company has recorded an estimate for those receivables that will not be collected within one year as long term in the Consolidated Balance Sheets.

(e)               Concentrations of Credit Risk

The Company routinely assesses the financial strength of its customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. For the three months ended March 31, 2012 and 2013, no individual customer accounted for more than 10% of revenues. At December 31, 2012 and March 31, 2013, there were no individual customers that accounted for greater than 10% of the accounts receivable balance.

As of March 31, 2013, the Company had cash and cash equivalents totaling approximately $7.7 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $2.2 million were held in the U.S. The U.S. amounts were insured in full against bank failure through December 31, 2012 under section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which provided temporary unlimited deposit insurance coverage for non-interest-bearing transaction accounts at all FDIC-insured depository institutions. The temporary unlimited deposit insurance program, which expired on December 31, 2012, was offered by the FDIC in addition to, and separate from, the standard FDIC insurance coverage, which continues to exist, for deposit accounts up to $250,000, per depositor and account ownership category, at each separately insured depository institution.

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

(g)               Long-Lived Assets

 In accordance with Impairment or Disposal of Long-Lived Assets, Subsections of Financial Accounting Standards Board (“FASB”) ASC Subtopic 360-10 (“ASC 360”),  Property, Plant, and Equipment — Overall, long-lived assets, such as equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. At December 31, 2012 and March 31, 2013, no impairment was noted.

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

The Company performed its annual impairment review of goodwill in October of 2012 and it was determined that the carrying amount of goodwill was not impaired and there have been no subsequent developments that would indicate impairment exists as of December 31, 2012 and March 31, 2013. The goodwill impairment review will continue to be performed annually or more frequently if facts and circumstances warrant a review.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements - Unaudited)

ASC 350 also requires that intangible assets with definite lives be amortized over their estimated useful lives. Currently, customer relationships, trade names, covenants not-to-compete and technology are amortized using the straight-line method over estimated useful lives.

(i)               Deferred Financing Costs

In November 2010, the Company entered in to a senior secured revolving credit facility with Bank of America N.A. (“Senior Secured Revolving Credit Facility”) (see Note 10) and has incurred deferred financing costs through March 31, 2013 of $8.1 million, of which $402,000 and $30,000 were incurred in the three months ended March 31, 2012 and 2013, respectively. Additionally, in July 2011, the Company closed a private offering of $250.0 million in aggregate principal amount of 9.0% senior notes due 2019 (“Initial Notes”). In June 2012, in accordance with the registration rights granted to the original purchasers of the Initial Notes, the Company completed an exchange offer of the privately placed Initial Notes for new 9.0% Senior Notes due 2019 (the “Exchange Notes,” and together with the Initial Notes, the “Senior Unsecured Notes”) registered with the SEC with substantially identical terms to the Initial Notes. The Company has incurred deferred financing costs of $7.1 million associated with the Senior Unsecured Notes, of which $12,000 and $22,000 were incurred in the three months ended March 31, 2012 and 2013, respectively.

The deferred financing costs associated with the Senior Secured Revolving Credit Facility and the Senior Unsecured Notes will be amortized to interest expense over the five-year term of the facility, as amended, and the eight-year term of the notes, respectively, using the straight-line method which approximates the effective interest method.

For the three months ended March 31, 2012 and 2013, the Company amortized $514,000 and $580,000 to interest expense, respectively.

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

Certain agreements with customers in the U.K. include provisions whereby collection of the amounts billed are contingent on the favorable outcome of the claim.  The Company has deemed these provisions to preclude revenue recognition at the time of sale, as collectability is not reasonably assured and the sales are contingent, and is deferring these revenues, net of estimated costs, until the case has been settled, the contingency has been resolved and the cash has been collected.   As of December 31, 2012, the Company had deferred $12.6 million in contingent revenues and $9.1 million in costs and expenses associated with the contingent revenues.  For the three months ended March 31, 2013, the Company deferred an additional $2.4 million in contingent revenues and $1.8 million in costs and expenses associated with contingent revenues.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements - Unaudited)

(l)               Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company applies the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (included in FASB ASC Subtopic 740-10,  Income Taxes — Overall ), and recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FASB Interpretation No. 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense.

(m)             Loss Per Common Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per common share is calculated by dividing net loss, adjusted on an “as if converted” basis, by the weighted-average number of actual shares outstanding and, when dilutive, the share equivalents that would arise from the assumed conversion of convertible instruments. The effect of potentially dilutive stock options, warrants, shares of restricted stock with service restrictions that have not yet been satisfied and unvested restricted stock units (“RSUs”) is calculated using the treasury stock method.

For the three months ended March 31, 2012, the potentially dilutive securities include options and warrants exercisable into 9.9 million shares of common stock and 68,000 shares of common stock issuable, at the holder’s option, to settle a subordinated unsecured note. For the three months ended March 31, 2013, the potentially dilutive securities include options, warrants, unvested RSUs and shares of restricted stock with a service restriction not yet satisfied exercisable into 10.4 million shares of common stock.

For the three months ended March 31, 2012 and 2013, all of the potentially dilutive securities were excluded from the calculation of shares applicable to loss per share, because their inclusion would have been anti-dilutive.

(n)              Share-Based Compensation

The Company has an Amended and Restated 2008 Stock Incentive Plan, as amended, (the “Plan”) that provides for granting of stock options, shares of restricted stock and RSUs.  The Company accounts for share-based awards in accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires measurement of compensation cost for all share-based awards at fair value on the grant date (or measurement date if different) and recognition of compensation expense, net of forfeitures, over the requisite service period for awards expected to vest.

Stock Options

The fair value of stock option grants is determined using the Black-Scholes valuation model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in these employee stock options. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of its share-based awards. The Company’s expected volatility assumptions are based on the weighted average of the Company’s peer group’s median implied volatility, the Company’s mean reversion volatility and the median of the Company’s peer group’s most recent historical volatilities for 2013 stock option grants. Expected life assumptions are based upon the “simplified” method for those options issued in the first quarter of 2013 which were determined to be issued approximately at-the-money. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements - Unaudited)

The assumptions utilized for stock option grants during the three months ended March 31, 2013 were as follows:

Three months ended March 31, 2013
Volatility	48.66%
Expected life (years)	6.00
Risk-free interest rate	1.02%
Dividend yield	—
Fair value	$6.63

In the three months ended March 31, 2013, the Company issued approximately 365,000 stock option awards to employees and the aggregate fair value was $2.4 million.  All of these awards vest over a three-year period.  Additionally, all these options could vest earlier in the event of a change in control or merger or other acquisition.  Share-based compensation expense related to stock option awards was $2.9 million for the three months ended March 31, 2013, of which $728,000 was included in costs of revenues and $2.2 million was recorded in SGA expenses.

At March 31, 2013, the unrecognized compensation expense related to stock option grants was $18.8 million, with a remaining weighted average life of 1.6 years.

A summary of option activity for the three months ended March 31, 2013 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2012	9,463,657	$11.76
Options granted	364,600	14.24
Options forfeited	(137,202)	15.34
Options exercised	(334,121)	8.58
Outstanding at March 31, 2013	9,356,934	$11.93	7.9	$61,857

Exercisable at March 31, 2013	5,158,810	$10.63	7.4	$40,459

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.  The total intrinsic value of stock options exercised during the three months ended March 31, 2013 was $2.0 million.

Restricted Stock and Restricted Stock Units

The Company has granted members of the Board of Directors and certain employees, time lapse restricted stock and RSUs which vest after a stipulated number of years from the grant date depending on the terms of the issue. The fair value of shares of restricted stock and RSUs is determined based upon the market price of the underlying common stock as of the date of grant.  Time lapse restricted shares issued and RSUs vest over one, two and three-year periods.  The agreements under which the restricted stock and RSUs are issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the stock plans have been satisfied.  The restriction on these awards could expire earlier than the stipulated time frame in the event of a change in control or merger or other acquisition.  Share based compensation expense related to shares of restricted stock and RSUs was $149,000 and $803,000 in the three months ended March 31, 2012 and 2013, respectively, all of which is included in SGA expenses.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements - Unaudited)

The following is a summary of non-vested restricted share and RSU activity for the three months ended March 31, 2013:

	Number of awards	Weighted average grant date fair value
Non-vested awards at December 31, 2012	189,412	$13.68
Awards granted	508,690	14.08
Awards vested	—	—
Awards forfeited	(1,080)	14.05
Non-vested awards at March 31, 2013	697,022	$13.97

At December 31, 2012 and March 31, 2013, total unrecognized compensation cost related to non-vested restricted shares and RSUs was approximately $2.3 million and $7.5 million, respectively, which is expected to be recognized over a weighted average period of 2.5 years and 2.7 years, respectively.

During the three months ended March 31, 2013, the Company has accrued share-based compensation expense of $446,000 related to a 2013 incentive compensation plan, all of which was recorded in SGA expenses.  The compensation plan has both a 2013 annual performance metric and subsequent service requirement.  If the performance metric is met, the associated liability will be settled in the first quarter of 2014 with an indeterminate number of restricted shares which will vest equally on June 1, 2014 and June 1, 2015.

(o)              Fair Value Measurements

The Company’s financial liabilities, which are measured at fair value on a recurring basis, in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), are categorized using the fair value hierarchy at December 31, 2012 and March 31, 2013, and are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2012
Financial instruments:
Interest rate swap	$—	$101	$—	$101
Contingent consideration	—	—	846	846

As of March 31, 2013
Financial instruments:
Interest rate swap	$—	$53	$—	$53
Contingent consideration	—	—	855	855

The fair value of the interest rate swap is determined using observable market inputs, such as current interest rates, and considers nonperformance risk of the Company and that of its counterparties.

The contingent consideration relates to earnout provisions recorded in conjunction with certain acquisitions completed in 2009 and 2010. The total increase in fair value of the contingent consideration of $9,000 in the three months ended March 31, 2013 was recorded in interest and other expenses, net in the Consolidated Statements of Comprehensive Loss due to changes in the fair value of the contingent consideration.

In February 2007, the FASB issued authoritative guidance codified as ASC Topic 825 Financial Instruments (“ASC 825”), which permits entities to choose to measure many financial instruments and certain other items at fair value. This provision of ASC 825 is effective for fiscal years beginning after November 15, 2007. As the Company did not elect the fair value option, the adoption of this provision of ASC 825 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows for the years ended December 31, 2012, and as of and for the three months ended March 31, 2013, respectively.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements - Unaudited)

(p)              Comprehensive Income (Loss)

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

(q)              Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2013 the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update amends Accounting Standards Codification (ASC) Topic 220, “Comprehensive Income,” to require reporting entities to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, reporting entities will be required to present, either on the face of the statement of operations or in the footnotes to the financial statements, significant amounts reclassified from accumulated other comprehensive income by statement of operations line item. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012.  The Company adopted these provisions effective January 1, 2013 and the adoption of these provisions did not have a material impact on its financial position, results of operations and cash flows.

There were various other accounting standards and interpretations issued during 2013 the Company has not yet been required to adopt, none of which are expected to have a material impact on its financial position, results of operations and cash flows.

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

(a)              2012 Acquisitions

In 2012, the Company completed the following individually insignificant acquisitions with an aggregate purchase price of $109.2 million, comprised of $112.0 million cash consideration less cash acquired of $2.9 million, and 6,190 shares of the Company’s common stock with an estimated fair value of $85,000. In conjunction with these 2012 acquisitions, the Company incurred transaction costs of $1.3 million, of which $2,000 were incurred in the three months ended March 31, 2013.  There were no transaction costs incurred relating to these 2012 acquisitions in the three months ended March 31, 2012.  These amounts are reported in SGA expenses in the Company’s accompanying Consolidated Statements of Comprehensive Loss. These acquisitions expanded the geographic coverage and, to a lesser extent, enhanced the service offering of the Company.

Company name	Form of acquisition	Date of acquisition
Makos Health Associates Corp	Substantially all of the assets and assumed certain liabilities	July 12, 2012
MedHealth Holdings Pty Limited	100% of the outstanding common stock	August 31, 2012
PMG	100% of the outstanding common stock	December 19, 2012

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements - Unaudited)

The preliminary allocation of consideration for these acquisitions is summarized as follows (in thousands):

	Preliminary purchase price allocation December 31, 2012	Adjustments/ reclassifications	Preliminary purchase price allocation March 31, 2013
Equipment and leasehold improvements	$850	$—	$850
Customer relationships	44,413	—	44,413
Tradename	11,901	—	11,901
Covenants not to compete	313	—	313
Technology	666	—	666
Goodwill	60,373	(592)	59,781
Net deferred tax liability associated with step-up in book basis	(9,610)	—	(9,610)
Assets acquired and liabilities assumed, net	269	592	861
Totals	$109,175	$—	$109,175

Goodwill of $52.9 million and other intangible assets of $50.2 million are expected to be deductible for U.S. federal income tax purposes, a portion of which give rise to annual foreign tax credit limitations subject to the provisions of IRC Section 901(m). The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

(b)             Pro Forma Financial Information

The unaudited pro forma results of operations for the three months ended March 31, 2012 assumes that the 2012 acquisitions were completed on January 1, 2011. There we no acquisitions completed in the three months ended March 31, 2013 and thus there are no differences between the reported and pro forma results of operations.

For the three months ended March 31, 2012, pro forma revenues and net loss were $140.3 million and $6.4 million, respectively. Pro forma net loss per share, on both a basic and diluted basis, was $0.19.

For the three months ended March 31, 2012, the pro forma results include adjustments to reflect additional interest expense of $1.7 million associated with the funding of the acquisitions assuming that acquisition related debt was incurred on January 1, 2011. In addition, incremental depreciation and amortization expense was recorded as if the acquisitions had occurred on January 1, 2011 and amounted to $3.2 million for the three months ended March 31, 2012. Finally, adjustments of $905,000 were made to SGA expenses for the three months ended March 31, 2012, principally related to certain salary and other personal expenses attributable to the previous owners of the acquired businesses. These adjustments represent contractual reductions and are considered to be non-recurring and are not expected to have a continuing impact on the operations of the Company.

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective as of January 1, 2011 or of future operations of the Company.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements - Unaudited)

(4)              Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements at December 31, 2012 and March 31, 2013, consist of the following (in thousands):

	Estimated useful lives (years)			December 31, 2012	March 31, 2013
Building		15		$600	$600
Computer and office equipment		3		15,557	16,368
Furniture and fixtures	3	to	5	2,586	2,878
Leasehold improvements	Lease term			1,877	1,960
				20,620	21,806
Less accumulated depreciation and amortization				10,287	11,674
Total				$10,333	$10,132

Depreciation expense for the three months ended March 31, 2012 and 2013 was $1.2 million and $1.4 million, respectively.

 (5)             Goodwill and Intangible Assets

 Goodwill at December 31, 2012 and March 31, 2013 consists of the following (in thousands):

	December 31, 2012	March 31, 2013
Balance at beginning of period	$300,260	$370,143
Goodwill acquired during the period	60,374	—
Adjustments to prior year acquisitions	7,109	(592)
Effect of foreign currency translation	2,400	(2,693)
Balance at end of period	$370,143	$366,858

Intangible assets at December 31, 2012 and March 31, 2013, consist of the following (in thousands):

				December 31, 2012
	Estimated useful lives (months)			Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	40	to	60	$204,699	$(90,040)	$114,659
Tradenames	45	to	84	60,620	(24,413)	36,207
Covenants not to compete		36		3,116	(2,313)	803
Technology	24	to	40	7,530	(6,303)	1,227
Totals				$275,965	$(123,069)	$152,896

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements - Unaudited)

				March 31, 2013
	Estimated useful lives (months)			Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	40	to	60	$202,186	$(100,126)	$102,060
Tradenames	45	to	84	59,876	(27,103)	32,773
Covenants not to compete		36		3,102	(2,451)	651
Technology	24	to	40	7,382	(6,643)	739
Totals				$272,546	$(136,323)	$136,223

The aggregate intangible amortization expense was $12.8 million and $14.9 million for the three months ended March 31, 2012 and 2013, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Amount

Nine months ended December 31, 2013	$40,981
Year ended December 31:
2014	39,805
2015	29,769
2016	16,166
2017	9,088
Thereafter	414
Total	$136,223

(6)              Accrued Expenses

Accrued expenses at December 31, 2012 and March 31, 2013 consist of the following (in thousands):

	December 31, 2012	March 31, 2013
Accrued compensation and benefits	$7,217	$8,329
Accrued selling and professional fees	5,777	5,326
Accrued income and other taxes	2,384	2,741
Accrued medical panel fees	2,646	2,758
Accrued value added tax	14,872	14,599
Other accrued expenses	3,099	2,917
Total	$35,995	$36,670

(7)              Stockholders’ Equity

During the three months ended March 31, 2013, the Company issued approximately 303,000 shares of common stock to settle options exercised during the period.

During the three months ended March 31, 2013, the Company issued approximately 40,000 shares of common stock to settle warrants exercised during the period.

During the three months ended March 31, 2013, the Company issued approximately 231,000 shares of restricted stock with a fair value of $3.2 million to certain officers and employees for services to be provided during the next three years.  The Company will record the expense related to these awards in SGA expenses over the requisite service period.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements - Unaudited)

During the three months ended March 31, 2013, the Company did not repurchase any shares under the share repurchase program.  As of March 31, 2013, the Company has approximately 905,000 shares of common stock held as treasury shares with an average value of $9.38 per share, and the ability to repurchase an additional $10.2 million in shares of its common stock.

(8)              Related Party Transactions

In June 2010, the Company entered into a lease agreement with Compass Partners ("Compass") for corporate office space located at 655 Madison Avenue, 23rd Floor, New York, NY. Pursuant to the lease, which runs from April 1, 2010 through June 30, 2014, the Company paid Compass a rental fee of $10,080 per month in 2010, which fee was subject to increase commencing January 1, 2011 based on a proportionate pass through of base rent increases and increases for property taxes and building operating expenses. In the three months ended March 31, 2012 and 2013, the Company paid Compass $32,000 and $34,000 in rental payments, respectively.

(9)               Commitments and Contingencies

(a)               Lease Commitments

The Company and its subsidiaries lease office space and office related equipment under noncancelable operating leases with various expiration dates from 2013 through 2023.

Future minimum lease payments under the operating leases for the nine months ended December 31, 2013 and in each of the years subsequent to December 31, 2013 are as follows (in thousands):

Amount
Nine months ended December 31, 2013	$8,737
Year ended December 31:
2014	10,264
2015	8,869
2016	6,152
2017	4,286
Thereafter	6,819
Total	$45,127

Related rent expense was $2.3 million and $3.0 million for the three months ended March 31, 2012 and 2013, respectively.

(b)               Employee Benefit Plans

The Company and certain of its subsidiaries each sponsor separate voluntary defined contribution pension plans. The plans cover employees that meet specific age and length of service requirements. The Company and certain of its subsidiaries have various matching and vesting arrangements within their individual plans. For the three months ended March 31, 2012 and 2013, the Company recorded $98,000 and $139,000 in compensation expense related to these plans, respectively.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements - Unaudited)

(10)            Long-Term Debt

	December 31, 2012	March 31, 2013
	(In thousands)
Senior Unsecured Notes Payable (a)	$250,000	$250,000
Senior Secured Revolving Credit Facility, Bank of America, N.A. (b)	99,926	100,115
Working capital facilities, Barclays (c)	34,459	31,632
Various subordinated unsecured notes payable; maturing at various dates from 2011 through 2014 (d)	575	584
	384,960	382,331
Less current portion	6,258	6,719
	$378,702	$375,612

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements - Unaudited)

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

In the event of default, the outstanding indebtedness under the facility will bear interest at an additional 2.00%.

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

As of March 31, 2013, the Company had $100.1 million outstanding under the Senior Secured Revolving Credit Facility, resulting in $162.4 million of undrawn commitments.  Of the total amount outstanding as of March 31, 2013, $52.1 million was denominated in Australian dollars (“AUD”) with the balance denominated in U.S. dollars. The credit agreement governing the Company’s Senior Secured Revolving Credit Facility contains restrictive covenants, including among other things, financial covenants which may limit the amount of borrowings available.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements - Unaudited)

(c)              On September 29, 2010, the Company’s indirect 100% owned subsidiary UKIM entered into a Sales Finance Agreement (the “UKIM SFA”) with Barclays Bank PLC (“Barclays”), pursuant to which Barclays will provide UKIM a working capital facility of up to £5,000,000, subject to the terms and conditions of the UKIM SFA. The working capital facility bears a discount margin of 2.5% over Base Rate (0.5% rate on March 31, 2013) and serves to finance UKIM’s unpaid account receivables.  The working capital facility has a minimum term of 36 months. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of March 31, 2013, UKIM had $6.4 million outstanding under the working capital facility, resulting in approximately $1.2 million in availability.

On May 12, 2011, the Company’s indirect 100% owned subsidiary Premex entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays will provide Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on March 31, 2013) and serves to finance Premex’s unpaid account receivables.  The working capital facility has a minimum term of 36 months. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of March 31, 2013, Premex had $25.2 million outstanding under the working capital facility, resulting in approximately $15.1 million in availability.

(d)              During 2009 and 2010, the Company issued seller debt in the form of subordinated unsecured notes payable with an estimated fair value of approximately $6.9 million relating to certain acquisitions. These notes are unsecured and subordinated to the Senior Secured Revolving Credit Facility and the Senior Unsecured Notes issued in July 2011. Five notes payable totaling $4.4 million bear interest at 6%, and are payable quarterly with amounts ranging between $50,000 and $76,000, with maturity dates ranging from August 2011 through March 2013. The remaining balance of the notes payable, $2.5 million, are noninterest bearing and are payable annually with amounts ranging between $250,000 and $750,000, maturing in 2014. The Company did not make any principal payments during the three months ended March 31, 2013.

As of March 31, 2013, future maturities of long-term debt were as follows (in thousands):

Amount
Nine months ended December 31, 2013	$6,719
Year ended December 31:
2014	25,497
2015	—
2016	100,115
2017	—
Thereafter	250,000
Total	$382,331

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

In August 2008, in order to protect against interest rate exposure on its variable-rate debt, the Company entered into an interest rate swap to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed interest rate of 4.36% with a notional amount of $4.8 million and $4.4 million as of December 31, 2012 and March 31, 2013, respectively. The Company did not meet the criteria for hedge accounting under ASC 815, thus the difference between its amortized cost and its fair value resulted in an unrealized gain at March 31, 2012 and 2013 of $54,000 and $48,000 respectively, and such amount was reported in interest and other expenses, net on the accompanying Consolidated Statements of Comprehensive Loss.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements - Unaudited)

In September 2012, in order to protect against foreign currency exposure on its Australian operations, the Company borrowed in Australian dollars as a hedge of its net investment in Australia related to the MedHealth acquisition. The Company has outstanding debt of approximately AUD$50.0 million that is designated as a hedge of its net investment in Australia as of December 31, 2012 and March 31, 2013. This non-derivative net investment hedge was classified as long-term debt in the Company’s Consolidated Balance Sheets. In accordance with ASC 815, the translation of this debt instrument designated as a net investment hedge is recorded in accumulated other comprehensive loss, offsetting the currency translation adjustment of the related net investment that is also recorded in accumulated other comprehensive loss. This instrument will mature in conjunction with amounts outstanding under the Senior Secured Revolving Credit Facility.

The Company does not enter into derivative transactions for speculative purposes.

(12)            Income Taxes

In preparing its financial statements, the Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities

Additionally, the Company currently has significant deferred tax assets and other deductible temporary differences including basis differences between intangible assets. The Company does not provide a valuation allowance against its deferred tax assets as the Company believes that it is more likely than not that all of the deferred tax assets will be realized based on available evidence including scheduled reversal of deferred tax liabilities, projected future taxable income and other tax planning considerations.

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

As of December 31, 2012, the liability related to unrecognized tax benefits was approximately $327,000. The Company recorded an additional liability of $6,000 in the three months ended March 31, 2013 related to acquired liabilities for unrecognized tax benefits and interest and penalties on prior year tax positions. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

The following table summarizes the activity related to the unrecognized tax benefits for the period ended March 31, 2013 (in thousands):

Balance at January 1, 2013	$327
Increase to prior year tax positions	6
Increase to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—
Decrease related to settlements	—
Balance at March 31, 2013	$333

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements - Unaudited)
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

Information relating to the Company’s revenues and long-lived assets by geography is as follows (in thousands):

Revenues:	For the three months ended March 31,
	2012	2013
United States	$87,195	$91,178
Canada	6,886	7,421
United Kingdom	29,657	33,767
Australia	—	16,337
Total	$123,738	$148,703

Long-lived assets: (1)	December 31, 2012	March 31, 2013
United States	$337,831	$329,947
Canada	34,919	31,995
United Kingdom	99,140	92,641
Australia	94,291	92,190
Total	$566,181	$546,773

(1)  Long-lived assets are noncurrent assets excluding deferred tax assets and deferred financing costs.

(14)            Condensed Consolidating Financial Information of Guarantor Subsidiaries

The Company has outstanding certain indebtedness that is guaranteed by all of its U.S. subsidiaries. However, the indebtedness is not guaranteed by the Company’s foreign subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis, and are full and unconditional. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of December 31, 2012 and March 31, 2013, and for the three months ended March 31, 2012 and 2013 is presented below. The Company (issuer of the Senior Unsecured Notes) was formed in June 2010 to implement a holding company organizational structure. As a result, all operating activities are conducted through the Company’s 100% owned subsidiaries. On August 31, 2012, the Company acquired 100% of the outstanding common stock of MedHealth Holdings Pty Limited ("MedHealth"), an Australian entity. In connection with this acquisition, the Company formed a new Delaware holding company, ExamWorks AP, Inc. (“ExamWorks AP”). ExamWorks AP was added to the Indenture as a guarantor of the Senior Unsecured Notes and is a direct subsidiary of the Company.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements - Unaudited)

Condensed Consolidating Statement of Comprehensive Loss for the three months ended March 31, 2012
(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals
Revenues	$87,195	$36,543	$—	$123,738
Costs and expenses:
Costs of revenues	60,415	20,758	—	81,173
Selling, general and administrative expenses	17,022	11,610	—	28,632
Depreciation and amortization	8,719	5,306	—	14,025
Total costs and expenses	86,156	37,674	—	123,830
Income (loss) from operations	1,039	(1,131)	—	(92)
Interest and other expenses, net	5,312	1,261	—	6,573
Loss before income taxes	(4,273)	(2,392)	—	(6,665)
Provision (benefit) for income taxes	(2,485)	143	—	(2,342)
Net loss	$(1,788)	$(2,535)	$—	$(4,323)

Comprehensive Loss:
Net loss	$(1,788)	$(2,535)	$—	$(4,323)
Foreign currency translation adjustments, net of tax	—	2,450	—	2,450
Total comprehensive loss	$(1,788)	$(85)	$—	$(1,873)

Condensed Consolidating Statement of Comprehensive Loss for the three months ended March 31, 2013
(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals
Revenues	$91,178	$57,525	$—	$148,703
Costs and expenses:
Costs of revenues	64,131	33,253	—	97,384
Selling, general and administrative expenses	18,124	15,133	—	33,257
Depreciation and amortization	8,623	7,703	—	16,326
Total costs and expenses	90,878	56,089	—	146,967
Income from operations	300	1,436	—	1,736
Interest and other expenses, net	5,559	1,971	—	7,530
Loss before income taxes	(5,259)	(535)	—	(5,794)
Provision (benefit) for income taxes	(3,058)	856	—	(2,202)
Net loss	$(2,201)	$(1,391)	$—	$(3,592)

Comprehensive Loss:
Net loss	$(2,201)	$(1,391)	$—	$(3,592)
Foreign currency translation adjustments, net of tax	(75)	(4,176)	—	(4,251)
Total comprehensive loss	$(2,276)	$(5,567)	$—	$(7,843)

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements - Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2012
(In thousands)

Assets	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals
Current assets:
Cash and cash equivalents	$4,125	$4,502	$—	$—	$8,627
Accounts receivable, net	43,939	100,737	—	—	144,676
Other receivables	17	4	—	—	21
Prepaid expenses	2,723	2,613	—	—	5,336
Deferred tax assets	37	—	—	(21)	16
Other current assets	—	1,213	—	—	1,213
Total current assets	50,841	109,069	—	(21)	159,889
Property, equipment and leasehold improvements, net	8,339	1,994	—	—	10,333
Goodwill	258,890	111,253	—	—	370,143
Intangible assets, net	62,420	90,476	—	—	152,896
Long-term accounts receivable, less current portion	—	31,708	—	—	31,708
Deferred tax assets, noncurrent	61	4,112	—	—	4,173
Deferred financing costs, net	—	—	10,258	—	10,258
Other assets	495	606	—	—	1,101
Total assets	$381,046	$349,218	$10,258	$(21)	$740,501
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$14,756	$32,184	$—	$—	$46,940
Accrued expenses	8,067	27,928	—	—	35,995
Accrued interest expense	—	—	10,918	—	10,918
Deferred revenue	103	3,848	—	—	3,951
Current portion of subordinated unsecured notes payable	275	—	—	—	275
Deferred tax liability	—	21	—	(21)	—
Current portion of contingent earnout obligation	91	—	—	—	91
Current portion of working capital facilities	—	5,983	—	—	5,983
Other current liabilities	2,226	3,747	—	—	5,973
Total current liabilities	25,518	73,711	10,918	(21)	110,126
Senior unsecured notes payable	—	—	250,000	—	250,000
Senior secured revolving credit facility and working capital facilities, less current portion	—	28,476	99,926	—	128,402
Long-term subordinated unsecured notes payable, less current portion	300	—	—	—	300
Other long-term liabilities	1,493	6,032	—	—	7,525
Total liabilities	27,311	108,219	360,844	(21)	496,353
Commitments and contingencies
Stockholders’ equity (deficit) (1)	353,735	240,999	(350,586)	—	244,148
Total liabilities and stockholders' equity (deficit)	$381,046	$349,218	$10,258	$(21)	$740,501

(1) Includes intercompany investments in subsidiaries.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements - Unaudited)

Condensed Consolidating Balance Sheet as of March 31, 2013
(In thousands)

Assets	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals
Current assets:
Cash and cash equivalents	$2,208	$5,501	$—	$—	$7,709
Accounts receivable, net	45,810	101,985	—	—	147,795
Other receivables	—	—	—	—	—
Prepaid expenses	2,516	3,242	—	—	5,758
Deferred tax assets	22	—	—	(4)	18
Other current assets	—	1,141	—	—	1,141
Total current assets	50,556	111,869	—	(4)	162,421
Property, equipment and leasehold improvements, net	8,037	2,095	—	—	10,132
Goodwill	248,900	117,958	—	—	366,858
Intangible assets, net	54,987	81,236	—	—	136,223
Long-term accounts receivable, less current portion	—	31,870	—	—	31,870
Deferred tax assets, noncurrent	8,003	4,700	—	—	12,703
Deferred financing costs, net	—	—	9,713	—	9,713
Other assets	492	1,198	—	—	1,690
Total assets	$370,975	$350,926	$9,713	$(4)	$731,610
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$13,584	$32,618	$—	$—	$46,202
Accrued expenses	7,809	28,861	—	—	36,670
Accrued interest expense	—	—	4,928	—	4,928
Deferred revenue	94	4,280	—	—	4,374
Current portion of subordinated unsecured notes payable	279	—	—	—	279
Deferred tax liability	—	4	—	(4)	—
Current portion of contingent earnout obligation	92	—	—	—	92
Current portion of working capital facilities	—	6,440	—	—	6,440
Other current liabilities	1,809	3,918	—	—	5,727
Total current liabilities	23,667	76,121	4,928	(4)	104,712
Senior unsecured notes payable	—	—	250,000	—	250,000
Senior secured revolving credit facility and working capital facilities, less current portion	—	25,192	100,115	—	125,307
Long-term subordinated unsecured notes payable, less current portion	305	—	—	—	305
Other long-term liabilities	1,459	5,883	—	—	7,342
Total liabilities	25,431	107,196	355,043	(4)	487,666
Commitments and contingencies
Stockholders’ equity (deficit) (1)	345,544	243,730	(345,330)	—	243,944
Total liabilities and stockholders’ equity (deficit)	$370,975	$350,926	$9,713	$(4)	$731,610

(1) Includes intercompany investments in subsidiaries.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
(Notes to Consolidated Financial Statements - Unaudited)

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2012
(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals

Net cash provided by operating activities	$1,398	$3,401	$—	$4,799
Investing activities:
Purchases of equipment and leasehold improvements, net	(407)	(145)	—	(552)
Working capital and other settlements for acquisitions	47	861	—	908
Net cash provided by (used in) investing activities	(360)	716	—	356
Financing activities:
Borrowings under senior secured revolving credit facility	—	—	11,000	11,000
Proceeds from the exercise of options and warrants	—	—	50	50
Purchases of stock for treasury	—	—	(387)	(387)
Repayment of subordinated unsecured notes payable	(546)	—	—	(546)
Payment of deferred financing costs	—	—	(414)	(414)
Net repayments of working capital facilities	—	(3,789)	—	(3,789)
Repayment under senior secured revolving credit facility	—	—	(11,000)	(11,000)
Intercompany investments and other	(846)	—	751	(95)
Net cash used in financing activities	(1,392)	(3,789)	—	(5,181)
Exchange rate impact on cash and cash equivalents	—	76	—	76
Net increase (decrease) in cash and cash equivalents	(354)	404	—	50
Cash and cash equivalents, beginning of period	6,044	2,372	—	8,416
Cash and cash equivalents, end of period	$5,690	$2,776	$—	$8,466

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2013
(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals

Net cash provided by (used in) operating activities	$(3,794)	$2,684	$—	$(1,110)
Investing activities:
Purchases of equipment and leasehold improvements, net	(919)	(851)	—	(1,770)
Net cash used in investing activities	(919)	(851)	—	(1,770)
Financing activities:
Borrowings under senior secured revolving credit facility	—	—	10,000	10,000
Proceeds from the exercise of options and warrants	—	—	2,441	2,441
Excess tax benefit related to share-based compensation	—	—	407	407
Payment of deferred financing costs	—	—	(52)	(52)
Net repayments of working capital facilities	—	(800)	—	(800)
Repayment under senior secured revolving credit facility	—	—	(10,000)	(10,000)
Intercompany investments and other	2,796	—	(2,796)	—
Net cash provided by (used in) financing activities	2,796	(800)	—	1,996
Exchange rate impact on cash and cash equivalents	—	(34)	—	(34)
Net increase (decrease) in cash and cash equivalents	(1,917)	999	—	(918)
Cash and cash equivalents, beginning of period	4,125	4,502	—	8,627
Cash and cash equivalents, end of period	$2,208	$5,501	$—	$7,709

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to “ExamWorks”, “the Company,” “we,” “our,” and “us” mean ExamWorks Group, Inc. and its consolidated subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q.  This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties.  Forward-looking statements convey current expectations or forecasts of future events for ExamWorks. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking. You can identify forward-looking statements by terminology such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” “can,” “continue,” or “may,” or the negative of these terms or other similar expressions that convey uncertainty of future events or outcomes. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A. of this Quarterly Report on Form 10-Q and elsewhere in this report, and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this report.

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

Acquisition Date	Name
December 19, 2012	● PMG
August 31, 2012	● MedHealth
July 7, 2012	● Makos
October 27, 2011	● Bronshvag
October 24, 2011	● Matrix Health Management
October 3, 2011	● Capital Vocational Specialists
● North York Rehabilitation Centre
September 28, 2011	● MLS Group of Companies
● Medicolegal Services
May 10, 2011	● Premex Group
February 28, 2011	● MES Group
February 18, 2011	● National IME Centres
December 20, 2010	● Royal Medical Consultants
October 1, 2010	● BMEGateway
September 7, 2010	● UK Independent Medical Services
September 1, 2010	● Health Cost Management
August 6, 2010	● Verity Medical
● Exigere
June 30, 2010	● SOMA Medical Assessments
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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

Results of Operations

The following table sets forth our Consolidated Statements of Operations data for each of the periods indicated (in thousands except share and per share data):

	For the three months ended March 31,
	2012	2013
Revenues	$123,738	$148,703
Costs and expenses:
Costs of revenues	81,173	97,384
Selling, general and administrative expenses	28,632	33,257
Depreciation and amortization	14,025	16,326
Total costs and expenses	123,830	146,967
Income (loss) from operations	(92)	1,736
Interest and other expenses, net	6,573	7,530
Loss before income taxes	(6,665)	(5,794)
Benefit for income taxes	(2,342)	(2,202)
Net loss	$(4,323)	$(3,592)

Per share data
Net loss per share — basic and diluted	$(0.13)	$(0.10)

Weighted average number of common shares outstanding — basic and diluted	34,085,761	34,464,664

Other Financial Data:
Adjusted EBITDA(1)	$18,829	$23,005

(1)	Adjusted EBITDA is a non-GAAP measure that is described and reconciled to net loss in the next section and is not a substitute for the GAAP equivalent.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated (in thousands):

	For the three months ended March 31,
Reconciliation of Adjusted EBITDA	2012	2013
Net loss	$(4,323)	$(3,592)
Share-based compensation expense (i)	4,696	4,131
Depreciation and amortization expense	14,025	16,326
Acquisition-related transaction costs	145	449
Other non-recurring costs(ii)	55	363
Interest and other expenses, net	6,573	7,530
Benefit for income taxes	(2,342)	(2,202)
Adjusted EBITDA	$18,829	$23,005

(i)
Share-based compensation expense of $744,000 and $728,000 is included in costs of revenues for the three months ended March 31, 2012 and 2013, respectively, and the remainder is included in SGA expenses.

(ii)	Other non-recurring costs consist primarily of severance and facility termination costs.

Comparison of the Three Months Ended March 31, 2013 and 2012

Revenues. Revenues were $148.7 million for the three months ended March 31, 2013 compared to $123.7 million for the three months ended March 31, 2012, an increase of $25.0 million, or 20%. The increase in revenues over the 2012 period was due primarily to acquisitions completed in 2012 and, to a lesser extent, increased IME service volumes in our U.K. business.

Actual revenues were $148.7 million for the three months ended March 31, 2013 compared to pro forma revenues of $140.3 million for the three months ended March 31, 2012, representing a 6% increase year over year. There were no acquisitions during in the three months ended March 31, 2013 and thus actual revenues are the same as pro forma revenues for the period.  The increase in revenues over the 2012 period on a pro forma basis was due primarily to increased IME service volumes in our U.K and Australia businesses, and to a lesser extent a more favorable sales mix. Pro forma revenues for the three months ended March 31, 2012 assumes that the 2012 acquisitions were completed on January 1, 2011.

Costs of revenues. Costs of revenues were $97.4 million for the three months ended March 31, 2013 compared to $81.2 million for the three months ended March 31, 2012, an increase of $16.2 million, or 20%. The increase in costs of revenues over the 2012 period was primarily due to acquisitions completed in 2012. Costs of revenues as a percentage of revenues were consistent at 65.5% and 65.6% for the three months ended March 31, 2013 and 2012, respectively.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Selling, general and administrative. SGA expenses were $33.3 million for the three months ended March 31, 2013 compared to $28.6 million for the three months ended March 31, 2012, an increase of $4.7 million, or 16%. The increase in SGA expenses over the 2012 period was primarily due to acquisitions completed in 2012, with personnel expenses, including share-based compensation, accounting for $5.7 million of this increase and the remainder resulting primarily from increases in referral commissions, rent, computer related expenses, travel, phone and other professional expenses, offset by a decrease in acquisition related transaction costs.

Depreciation and amortization. D&A expenses were $16.3 million for the three months ended March 31, 2013 compared to $14.0 million for the three months ended March 31, 2012, an increase of $2.3 million, or 16%. The increase in D&A expenses over the 2012 period was due primarily to additional amortization of finite-lived intangible and tangible assets related to acquisitions completed during 2012.

Interest and other expenses, net. Interest and other expenses, net were $7.5 million for the three months ended March 31, 2013 compared to $6.6 million for the three months ended March 31, 2012, an increase of $957,000, or 15%. Interest and other expenses, net increased primarily due to increased interest expenses related to additional borrowings on our Senior Secured Revolving Credit Facility to fund acquisitions and deferred loan cost amortization offset by adjustments to an interest rate swap.

Income tax benefit. Income tax benefit was $2.2 million for the three months ended March 31, 2013 compared with $2.3 million for the three months ended March 31, 2012, a decreased benefit of $140,000, or 6%. Our effective income tax rate was 38.0% and 35.1% for the three months ended March 31, 2013 and 2012, respectively. The tax rates in the 2013 and 2012 periods were impacted primarily by foreign tax rate differentials and non-deductible items.

Net loss. For the foregoing reasons, net loss was $3.6 million for the three months ended March 31, 2013 compared to $4.3 million for the three months ended March 31, 2012.

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

The Senior Secured Revolving Credit Facility contains restrictive covenants, including among other things financial covenants requiring us to not exceed a maximum consolidated senior secured leverage coverage ratio, a maximum total consolidated leverage ratio and to maintain a minimum consolidated fixed charge coverage ratio. The Senior Secured Revolving Credit Facility also restricts our ability (subject to certain exceptions) to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and make other payments in respect of capital stock, make certain investments, sell assets, change our lines of business, enter into transactions with affiliates and other corporate actions.  As of March 31, 2013, we were in compliance with the financial covenants in the Senior Secured Revolving Credit Facility.

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

As of March 31, 2013, we had $100.1 million outstanding under the Senior Secured Revolving Credit Facility, bearing interest at a rate of LIBOR plus 3.00%, resulting in $162.4 million of undrawn commitments. Of the total amount outstanding as of March 31, 2013, $52.1 million was denominated in Australian dollars ("AUD") with the balance denominated in U.S. dollars. The credit agreement governing our Senior Revolving Credit Facility contains restrictive covenants, including among other things, financial covenants which may limit the amount of borrowings available to us.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Working Capital Facilities

On September 29, 2010, our indirect 100% owned subsidiary UKIM entered into a Sales Finance Agreement (the “UKIM SFA”) with Barclays Bank PLC (“Barclays”), pursuant to which Barclays will provide UKIM a working capital facility of up to £5,000,000, subject to the terms and conditions of the UKIM SFA. The working capital facility bears a discount margin of 2.5% over Base Rate (0.5% rate on March 31, 2013) and serves to finance UKIM’s unpaid account receivables.  The working capital facility has a minimum term of 36 months. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of March 31, 2013, UKIM had $6.4 million outstanding under the working capital facility, resulting in approximately $1.2 million in availability.

On May 12, 2011, our indirect 100% owned subsidiary Premex entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays will provide Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on March 31, 2013) and serves to finance Premex’s unpaid account receivables.  The working capital facility has a minimum term of 36 months. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of March 31, 2013, Premex had $25.2 million outstanding under the working capital facility, resulting in approximately $15.1 million in availability.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Cash Flow Summary

Cash and cash equivalents were $7.7 million at March 31, 2013 as compared with $8.5 million at March 31, 2012.

Our cash flows from operating, investing and financing activities, as reported in our consolidated financial statements included elsewhere in this report, are summarized as follows (in thousands):

	For the three months ended
	March 31,
	2012	2013

Net cash provided by (used in) operating activities	$4,799	$(1,110)
Net cash provided by (used in) investing activities	356	(1,770)
Net cash provided by (used in) financing activities	(5,181)	1,996
Exchange rate impact on cash and cash equivalents	76	(34)
Net increase (decrease) in cash and cash equivalents	$50	$(918)

Operating Activities. Net cash used in operating activities was $1.1 million for the three months ended March 31, 2013 as compared with net cash provided by operating activities of $4.8 million for the three months ended March 31, 2012.  Net cash used in operating activities for 2013 consisted of our net loss of $3.6 million and a net increase in working capital of approximately $13.0 million in 2013, which was offset by net non-cash charges of $15.5 million (principally including $16.3 million in depreciation and amortization and $4.1 million in share-based compensation, offset by a net decrease in deferred income taxes of $6.0 million). The 2013 increase in working capital primarily consisted of increases in accounts receivable in our U.K. business and decreased accrued interest expense offset by increased accounts payable and accrued expenses and deferred revenues and customer deposits.

Net cash provided by operating activities of $4.8 million for 2012 consisted of our net loss of $4.3 million and a net increase in working capital of approximately $7.1 million, which was offset by net non-cash charges of $16.2 million (principally including $14.0 million in depreciation and amortization and $4.7 million in share-based compensation and $1.1 million of provision for bad debts, offset by a net decrease in deferred income taxes of $3.9 million). The 2012 increase in working capital primarily consisted of increases in accounts receivable in our U.K. business, prepaid expenses and other current assets and decreased accrued interest expenses, offset by increased accounts payable and accrued expenses.

Investing Activities. Net cash used in investing activities was $1.8 million for the three months ended March 31, 2013 as compared to net cash provided by investing activities of $356,000 for the three months ended March 31, 2012.  The 2013 use of cash was due primarily to increased capital expenditures over the year-ago period.

Net cash provided by investing activities was $356,000 for the three months ended March 31, 2012.   The 2012 cash provided was attributable to inflows from acquisition settlement related activities during 2012 of $908,000, offset by capital expenditures of $552,000.

 Financing Activities. Net cash provided by financing activities was $2.0 million for the three months ended March 31, 2013 as compared to net used in financing activities of $5.2 million for the three months ended March 31, 2012.  The 2013 cash provided was primarily attributable to borrowings under our Senior Secured Revolving Credit Facility of $10.0 million and the proceeds from the exercise of options and warrants of $2.4 million, offset by repayments under our Senior Secured Revolving Credit Facility of $10.0 million and net repayments under our working capital facilities of $800,000.

Net cash used in financing activities was $5.2 million for the three months ended March 31, 2012.  The 2012 use of cash was primarily attributable to repayments under our Senior Secured Revolving Credit Facility of $11.0 million, net repayments of $3.8 million under our working capital facilities, repayments of unsecured notes payable of $546,000, payment of deferred financing costs of $414,000 and repurchases of stock for treasury of $387,000, offset by borrowings under our Senior Secured Revolving Credit Facility of $11.0 million.

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

Contractual Obligations and Commitments

Our contractual cash payment obligations as of March 31, 2013 are set forth below (in thousands):

			Payments due by year ending December 31,
	Total	Period from April 1, 2013 to December 31, 2013	2014	2015	2016	2017	Thereafter
Amounts outstanding under senior unsecured notes payable	$250,000	$—	$—	$—	$—	$—	$250,000

Amounts outstanding under senior secured revolving credit facility	100,115	—	—	—	100,115	—	—

Operating leases	45,127	8,737	10,264	8,869	6,152	4,286	6,819

Amounts outstanding under working capital facilities	31,632	6,440	25,192	—	—	—	—

Subordinated unsecured notes payable	584	279	305	—	—	—	—
Total	$427,458	$15,456	$35,761	$8,869	$106,267	$4,286	$256,819

As of March 31, 2013, we leased our office spaces for our corporate locations in Atlanta, Georgia and New York, New York and also for 56 of our 57 service centers in various cities under non-cancelable lease agreements. We own an office facility in Warren, Michigan.

We have certain contractual obligations including various debt agreements with requirements to make interest payments. Amounts outstanding under the Senior Unsecured Notes are subject to a fixed interest rate of 9.0% and interest is expected to be $22.5 million annually with semi-annual payments that began in January 2012 and end in July 2019.  Additionally, certain amounts are subject to the level of borrowings in future periods and the interest rate for the applicable periods, and therefore the amounts of these payments are not determinable. Based upon amounts outstanding at March 31, 2013 and applicable interest rates currently ranging between 0.0% and 6.3%, interest amounts are expected to be approximately $4.2 million for the nine months ended December 31, 2013, approximately $5.0 million for the year ended December 31, 2014, approximately $4.7 million for the year ended December 31, 2015 and approximately $2.4 million for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

We engage in no activities, obligations or exposures associated with off-balance sheet arrangements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Critical Accounting Policies and Estimates

Overview and Definitions

We have identified the policies below as critical to our business operations and understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout this management’s discussion and analysis of financial condition and results of operations where such policies affect our reported and expected financial results. Our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include those related to accounts receivable reserves, the portion of accounts receivable deemed to be long term in nature, goodwill and other intangible assets, share-based compensation other equity instruments, income and other taxes, derivative instruments and contingent obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates, and the impact of changes in key assumptions may not be linear. Our management has reviewed the application of these policies with the audit committee of our Board of Directors. For a detailed discussion on the application of these and other accounting policies, see Note 2 to the consolidated financial statements included elsewhere in this report. We believe that our most critical accounting policies and estimates relate to the following:

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

We assume, that on average, all accounts receivable will be collected within one year and thus classify these as current assets; however, there are certain receivables, principally in the U.K., that have aged longer than one year as of December 31, 2012 and March 31, 2013, and we have recorded an estimate for those receivables that will not be collected within one year as long term in the Consolidated Balance Sheets.

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

We performed our annual impairment review of goodwill in October 2012 and reviewed subsequent events through March 31, 2013 and determined that the carrying value of goodwill was not impaired as of year end. Further, we believe that there have been no facts or circumstances through the date of this filing that indicate an impairment of goodwill exists.

Deferred Income Taxes

In preparing its financial statements, we estimate income taxes in each of the jurisdictions in which we operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities.

Additionally, we currently have significant deferred tax assets and other deductible temporary differences including basis differences between intangible assets. We do not provide a valuation allowance against its deferred tax assets as we believes that it is more likely than not that all of the deferred tax assets will be realized based on available evidence including scheduled reversal of deferred tax liabilities, projected future taxable income and other tax planning considerations.

We apply the provisions of ASC 740 as it relates to uncertain tax positions. This interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information.

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

Our expected volatility assumptions are based on the weighted average of our peer group’s median implied volatility, our mean reversion volatility and the median of our peer group’s most recent historical volatilities for 2013 stock option grants. Expected life assumptions for those stock options granted in 2013 are based upon the “simplified” method, as described in Securities and Exchange Commission Staff Accounting Bulletin No. 107, which is the midpoint between the vesting date and the end of the contractual term, which were determined to be issued approximately at-the-money.. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

The fair value of restricted stock units and shares of restricted stock is determined based upon the market price of the underlying common stock as of the date of grant.

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

Financial Instruments

Our financial liabilities, which are measured at fair value on a recurring basis in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”),are categorized using the fair value hierarchy as of December 31, 2012 and March 31, 2013 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2012
Financial instruments:
Interest rate swap	$—	$101	$—	$101
Contingent consideration	—	—	846	846

As of March 31, 2013
Financial instruments:
Interest rate swap	$—	$53	$—	$53
Contingent consideration	—	—	855	855

The fair value of the interest rate swap is determined using observable market inputs, such as current interest rates, and considers nonperformance risk of the Company and that of our counterparties.

The contingent consideration relates to earnout provisions recorded in conjunction with certain acquisitions completed in 2009 and 2010. The total increase in fair value of the contingent consideration of $9,000 in the three months ended March 31, 2013 was recorded in interest and other expenses, net in the Consolidated Statements of Comprehensive Loss due to changes in the fair value of the contingent consideration.

Recent Accounting Pronouncements

In addition to the recently adopted accounting pronouncements discussed above in conjunction with our critical accounting policies, we believe the following recently adopted accounting pronouncements are important to an understanding of our financial statements.

Recently Adopted Accounting Pronouncements

In February 2013 the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update amends Accounting Standards Codification (ASC) Topic 220, “Comprehensive Income,” to require reporting entities to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, reporting entities will be required to present, either on the face of the statement of operations or in the footnotes to the financial statements, significant amounts reclassified from accumulated other comprehensive income by statement of operations line item. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012.  We adopted these provisions effective January 1, 2013 and the adoption of these provisions did not have a material impact on our financial position, results of operations and cash flows.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

There were various other accounting standards and interpretations issued during 2013 that we have not yet been required to adopt, none of which are expected to have a material impact on our financial position, results of operations and cash flows.

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

Interest Rate Risk. As of March 31, 2013, we had cash and cash equivalents totaling approximately $7.7 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $2.2 million were held in the U.S. The U.S. amounts were insured in full against bank failure through December 31, 2012 under section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which provided temporary unlimited deposit insurance coverage for non-interest-bearing transaction accounts at all FDIC-insured depository institutions. The temporary unlimited deposit insurance program, which expired on December 31, 2012, was offered by the FDIC in addition to, and separate from, the standard FDIC insurance coverage, which continues to exist, for deposit accounts up to $250,000, per depositor and account ownership category, at each separately insured depository institution.

Our outstanding debts of $31.6 million and $100.1 million at March 31, 2013 related to indebtedness under our working capital facilities and Senior Secured Revolving Credit Facility, respectively, contain floating interest rates. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase in our variable rate debt would result in an increase of approximately $1.3 million in our annual pre-tax net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at March 31, 2013.

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

Foreign Exchange Risk. As of March 31, 2013, we have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. dollar, namely, the Canadian dollar, the Pound Sterling and the Australian dollar. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently hedge our exposure to foreign currency exchange rate fluctuations related to the Canadian dollar and the Pound Sterling given that the net difference between foreign currency denominated revenue and expenses is immaterial. In the future, however, we may hedge such exposure to foreign currency exchange rate fluctuations in these currencies.

In September 2012, in order to protect against foreign currency exposure on our Australian operations, we borrowed in Australian dollars as a hedge of our net investment in Australia related to the MedHealth acquisition. We have outstanding debt of approximately AUD$50.0 million that is designated as a hedge of our net investment in Australia as of March 31, 2013.  This non-derivative net investment hedge was classified as long-term debt in the Company’s Consolidated Balance Sheets. In accordance with ASC 815, the translation of this debt instrument designated as a net investment hedge is recorded in accumulated other comprehensive loss, offsetting the currency translation adjustment of the related net investment that is also recorded in accumulated other comprehensive loss. This instrument will mature in conjunction with amounts outstanding under the Senior Secured Revolving Credit Facility.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

There were no changes in our internal control over financial reporting during the period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

EXAMWORKS GROUP, INC.

Date: May 8, 2013	By:	/s/ J. Miguel Fernandez de Castro
J. Miguel Fernandez de Castro
Senior Executive Vice President and Chief
Financial Officer (Principal Financial Officer)