Form 10-Q
period 2013-06-30
ExamWorks Group, Inc.
filed 2013-08-01
CIK 1498021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2013.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-34930

EXAMWORKS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2909425
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of July 25, 2013, ExamWorks Group, Inc. had 35,441,996 shares of Common Stock outstanding.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

June 30, 2013

FORM 10-Q QUARTERLY REPORT

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	December 31,	June 30,
Assets	2012	2013
Current assets:
Cash and cash equivalents	$8,627	$9,167
Accounts receivable, net	144,676	152,815
Other receivables	21	—
Prepaid expenses	5,336	5,057
Deferred tax assets	16	18
Other current assets	1,213	1,141
Total current assets	159,889	168,198
Property, equipment and leasehold improvements, net	10,333	10,065
Goodwill	370,143	359,611
Intangible assets, net	152,896	116,209
Long-term accounts receivable, less current portion	31,708	32,476
Deferred tax assets, noncurrent	4,173	20,231
Deferred financing costs, net	10,258	9,175
Other assets	1,101	1,494
Total assets	$740,501	$717,459
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,940	$49,850
Accrued expenses	35,995	37,279
Accrued interest expense	10,918	10,398
Deferred revenue	3,951	4,872
Current portion of subordinated unsecured notes payable	275	282
Current portion of contingent earnout obligation	91	94
Current portion of working capital facilities	5,983	—
Other current liabilities	5,973	5,474
Total current liabilities	110,126	108,249
Senior unsecured notes payable	250,000	250,000
Senior secured revolving credit facility and working capital facilities, less current portion	128,402	107,261
Long-term subordinated unsecured notes payable, less current portion	300	309
Other long-term liabilities	7,525	7,436
Total liabilities	496,353	473,255
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; Authorized 50,000,000 shares; no shares issued and outstanding at December 31, 2012 and June 30, 2013	—	—
Common stock, $0.0001 par value; Authorized 250,000,000 shares; issued and outstanding 34,341,360 and 35,374,857 shares at December 31, 2012 and June 30, 2013, respectively	3	4
Additional paid-in capital	285,938	302,350
Accumulated other comprehensive income (loss)	3,183	(6,799)
Accumulated deficit	(36,488)	(42,863)
Treasury stock, at cost; Outstanding 905,349 shares at December 31, 2012 and June 30, 2013	(8,488)	(8,488)
Total stockholders’ equity	244,148	244,204
Total liabilities and stockholders' equity	$740,501	$717,459

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2013	2012	2013

Revenues	$127,777	$156,148	$251,515	$304,851
Costs and expenses:
Costs of revenues	84,223	102,118	165,396	199,502
Selling, general and administrative expenses	27,729	34,076	56,361	67,333
Depreciation and amortization	13,762	15,822	27,787	32,148
Total costs and expenses	125,714	152,016	249,544	298,983
Income from operations	2,063	4,132	1,971	5,868
Interest and other expenses, net:
Interest expense, net	6,556	7,541	13,018	15,119
Other (income) expense, net	(321)	205	(156)	205
Gain on interest rate swap	(61)	(46)	(115)	(94)
Total interest and other expenses, net	6,174	7,700	12,747	15,230
Loss before income taxes	(4,111)	(3,568)	(10,776)	(9,362)
Benefit for income taxes	(804)	(785)	(3,146)	(2,987)
Net loss	$(3,307)	$(2,783)	$(7,630)	$(6,375)

Per share data:
Net loss per share:
Basic and diluted	$(0.10)	$(0.08)	$(0.22)	$(0.18)

Weighted average number of common shares outstanding:
Basic and diluted	34,074,137	34,910,937	34,080,121	34,685,892

Comprehensive Loss:
Net loss	$(3,307)	$(2,783)	$(7,630)	$(6,375)
Foreign currency translation adjustments, net of tax	(1,736)	(5,731)	714	(9,982)
Total comprehensive loss	$(5,043)	$(8,514)	$(6,916)	$(16,357)

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2012	2013
Operating activities:
Net loss	$(7,630)	$(6,375)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on interest rate swap	(115)	(94)
Depreciation and amortization	27,787	32,148
Amortization of deferred rent	(114)	(172)
Share-based compensation	9,545	8,414
Excess tax benefit related to share-based compensation	—	(1,752)
Provision for doubtful accounts	1,434	2,113
Amortization of deferred financing costs	1,048	1,081
Deferred income taxes	(12,481)	(11,029)
Other	(896)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(13,802)	(19,544)
Prepaid expenses and other current assets	769	402
Accounts payable and accrued expenses	9,410	12,314
Accrued interest expense	168	(520)
Deferred revenue and customer deposits	1,314	1,165
Other liabilities	(215)	(537)
Net cash provided by operating activities	16,222	17,614
Investing activities:
Purchases of equipment and leasehold improvements, net	(2,955)	(3,313)
Working capital and other settlements for acquisitions	1,506	—
Proceeds from foreign currency net investment hedge	—	3,810
Net cash provided by (used in) investing activities	(1,449)	497
Financing activities:
Borrowings under senior secured revolving credit facility	11,000	77,000
Proceeds from the exercise of options and warrants	328	6,032
Excess tax benefit related to share-based compensation	—	1,752
Purchases of stock for treasury	(387)	—
Repayment of subordinated unsecured notes payable	(759)	—
Payment of deferred financing costs	(624)	(52)
Net repayments under working capital facilities	(4,341)	(3,216)
Repayments under senior secured revolving credit facility	(16,000)	(98,300)
Other	(95)	—
Net cash used in financing activities	(10,878)	(16,784)
Exchange rate impact on cash and cash equivalents	51	(787)
Net increase in cash and cash equivalents	3,946	540
Cash and cash equivalents, beginning of period	8,416	8,627
Cash and cash equivalents, end of period	$12,362	$9,167

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,083	$14,272
Cash paid for income taxes	3,307	5,010

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

(Notes to Consolidated Financial Statements - Unaudited)

 (1)            Nature of Operations and Basis of Presentation

ExamWorks Group, Inc. (“ExamWorks” or the “Company”) is a leading provider of independent medical examinations (“IMEs”), peer and bill reviews and related services (“IME services” or the “IME industry”). ExamWorks, Inc. was incorporated as a Delaware corporation on April 27, 2007. In 2008, ExamWorks, Inc. acquired three companies operating in the IME industry. In 2009, ExamWorks, Inc. acquired 11 other IME companies, including a provider of software solutions to the IME industry. In 2010, ExamWorks, Inc. acquired 14 additional IME companies. In 2011, ExamWorks, Inc. acquired nine additional IME companies.  In 2012, ExamWorks, Inc. acquired three additional IME companies. To date, the Company has acquired 40 IME companies. As of June 30, 2013, ExamWorks, Inc. operates out of 57 service centers serving all 50 United States, Canada, the United Kingdom and Australia. In June 2010, ExamWorks, Inc. effected a corporate reorganization creating a holding company, ExamWorks Group, Inc., with ExamWorks, Inc. becoming a 100% owned subsidiary of ExamWorks Group, Inc. In the fourth quarter of 2010, the Company completed an Initial Public Offering (“IPO”) of 9.3 million shares of common stock.

The consolidated financial statements of the Company as of June 30, 2013 and for the periods ended June 30, 2012 and 2013 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the Company's most recent fiscal year. The Company's December 31, 2012 Consolidated Balance Sheet was derived from audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, but does not include all disclosures required by U.S. GAAP. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the aforementioned Form 10-K. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

(c)              Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2012 and June 30, 2013.

(d)              Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts owed to the Company for services provided in the normal course of business and are reported net of allowance for doubtful accounts, which amounted to $4.4 million and $4.1 million as of December 31, 2012 and June 30, 2013, respectively. Generally, no collateral is received from customers and additions to the allowance are based on ongoing credit evaluations of customers with general credit experience being within the range of management’s expectations. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off.  The Company assumes, that on average, all accounts receivable will be collected within one year and thus classifies these as current assets; however, there are certain receivables, principally in the U.K., that have aged longer than one year, and the Company has recorded an estimate for those receivables that will not be collected within one year as long term in the Consolidated Balance Sheets.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

(Notes to Consolidated Financial Statements - Unaudited)

(e)              Concentrations of Credit Risk

The Company routinely assesses the financial strength of its customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. For the three and six months ended June 30, 2012 and 2013, no individual customer accounted for more than 10% of revenues. At December 31, 2012 and June 30, 2013, there were no individual customers that accounted for greater than 10% of the accounts receivable balance.

As of June 30, 2013, the Company had cash and cash equivalents totaling approximately $9.2 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $1.6 million were held in the U.S. The U.S. amounts are insured under standard FDIC insurance coverage for deposit accounts up to $250,000, per depositor and account ownership category, at each separately insured depository institution.

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

(g)              Long-Lived Assets

 In accordance with Impairment or Disposal of Long-Lived Assets, Subsections of Financial Accounting Standards Board (“FASB”) ASC Subtopic 360-10 (“ASC 360”),  Property, Plant, and Equipment — Overall, long-lived assets, such as equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. At December 31, 2012 and June 30, 2013, no impairment was noted.

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

The Company performed its annual impairment review of goodwill in October of 2012 and it was determined that the carrying amount of goodwill was not impaired and there have been no subsequent developments that would indicate impairment exists as of December 31, 2012 and June 30, 2013. The goodwill impairment review will continue to be performed annually or more frequently if facts and circumstances warrant a review.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

(Notes to Consolidated Financial Statements - Unaudited)

ASC 350 also requires that intangible assets with definite lives be amortized over their estimated useful lives. Currently, customer relationships, trade names, covenants not-to-compete and technology are amortized using the straight-line method over estimated useful lives.

(i)              Deferred Financing Costs

In November 2010, the Company entered in to a senior secured revolving credit facility with Bank of America N.A. (“Senior Secured Revolving Credit Facility”) (see Note 10) and has incurred deferred financing costs through June 30, 2013 of $8.1 million, of which $402,000 and $30,000 were incurred in the six months ended June 30, 2012 and 2013, respectively. Additionally, in July 2011, the Company closed a private offering of $250.0 million in aggregate principal amount of 9.0% senior notes due 2019 (“Initial Notes”). In June 2012, in accordance with the registration rights granted to the original purchasers of the Initial Notes, the Company completed an exchange offer of the privately placed Initial Notes for new 9.0% Senior Notes due 2019 (the “Exchange Notes,” and together with the Initial Notes, the “Senior Unsecured Notes”) registered with the SEC with substantially identical terms to the Initial Notes. The Company has incurred deferred financing costs of $7.1 million associated with the Senior Unsecured Notes, of which $240,000 and $22,000 were incurred in the six months ended June 30, 2012 and 2013, respectively.

The deferred financing costs associated with the Senior Secured Revolving Credit Facility and the Senior Unsecured Notes are being amortized to interest expense over the five-year term of the facility, as amended, and the eight-year term of the notes, respectively, using the straight-line method which approximates the effective interest method.

For the three months ended June 30, 2012 and 2013, the Company amortized $534,000 and $502,000 to interest expense, respectively. For the six months ended June 30, 2012 and 2013, the Company amortized $1.0 million and $1.1 million to interest expense, respectively.

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

Certain agreements with customers in the U.K. include provisions whereby collection of the amounts billed are contingent on the favorable outcome of the claim.  The Company has deemed these provisions to preclude revenue recognition at the time of sale, as collectability is not reasonably assured and the sales are contingent, and is deferring these revenues, net of estimated costs, until the case has been settled, the contingency has been resolved and the cash has been collected.   As of December 31, 2012, the Company had deferred $12.6 million in contingent revenues and $9.1 million in costs and expenses associated with the contingent revenues. For the six months ended June 30, 2013, the Company deferred an additional $4.2 million in contingent revenues and $3.1 million in costs and expenses associated with contingent revenues.

Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

(Notes to Consolidated Financial Statements - Unaudited)

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

For the three and six months ended June 30, 2012, the potentially dilutive securities include options and warrants exercisable into 9.9 million shares of common stock and 68,000 shares of common stock issuable, at the holder’s option, to settle a subordinated unsecured note. For the three and six months ended June 30, 2013, the potentially dilutive securities include options, warrants, unvested RSUs and shares of restricted stock with a service restriction not yet satisfied exercisable into 9.9 million shares of common stock.

For the three and six months ended June 30, 2012 and 2013, all of the potentially dilutive securities were excluded from the calculation of shares applicable to loss per share, because their inclusion would have been anti-dilutive.

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

Stock Options

The fair value of stock option grants is determined using the Black-Scholes valuation model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in these employee stock options. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of its share-based awards. The Company’s expected volatility assumptions are based on the weighted average of the Company’s peer group’s median implied volatility, the Company’s mean reversion volatility and the median of the Company’s peer group’s most recent historical volatilities for 2013 stock option grants. Expected life assumptions are based upon the “simplified” method for those options issued in the first six months of 2013 which were determined to be issued at-the-money. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

(Notes to Consolidated Financial Statements - Unaudited)

The assumptions utilized for stock option grants during the six months ended June 30, 2013 were as follows:

	Six months ended June 30, 2013
Volatility	48.66	to	48.83%
Expected life (years)		6.00
Risk-free interest rate	0.97	to	1.02%
Dividend yield		—
Fair value	$6.63	to	8.39

In the six months ended June 30, 2013, the Company issued approximately 426,000 stock option awards to certain employees and outside consultants, and the aggregate fair value was $3.0 million.  All of these awards vest over a three-year period. Additionally, all these options could vest earlier in the event of a change in control or merger or other acquisition.  Share-based compensation expense related to stock option awards was $3.0 million and $6.0 million for the three and six months ended June 30, 2012, of which $750,000 and $1.5 million was included in costs of revenues, respectively, and $2.3 million and $4.5 million was recorded in SGA expenses, respectively. Share-based compensation expense related to stock option awards was $2.9 million and $5.8 million for the three and six months ended June 30, 2013, of which $719,000 and $1.4 million was included in costs of revenues, respectively, and $2.2 million and $4.4 million was recorded in SGA expenses, respectively.

At June 30, 2013, the unrecognized compensation expense related to stock option grants was $15.5 million, with a remaining weighted average life of 1.5 years.

A summary of option activity for the six months ended June 30, 2013 is as follows:

	Number of	Weighted average exercise	Weighted average remaining contractual	Aggregate intrinsic value
	options	price	life (years)	(in thousands)
Outstanding at December 31, 2012	9,463,657	$11.76
Options granted	425,800	14.91
Options forfeited	(268,883)	15.61
Options exercised	(727,181)	8.32
Outstanding at June 30, 2013	8,893,393	$12.09	7.7	$84,991

Exercisable at June 30, 2013	5,246,938	$11.30	7.2	$54,529

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of stock options exercised during the six months ended June 30, 2013 was $6.3 million.

Restricted Stock and Restricted Stock Units

The Company has granted members of the Board of Directors, certain employees and outside consultants, time lapse restricted stock and RSUs which vest after a stipulated number of years from the grant date depending on the terms of the issue. The fair value of shares of restricted stock and RSUs is determined based upon the market price of the underlying common stock as of the date of grant. Time lapse restricted shares issued and RSUs vest over one, two and three-year periods. The agreements under which the restricted stock and RSUs are issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the stock plans have been satisfied. The restriction on these awards could expire earlier than the stipulated time frame in the event of a change in control or merger or other acquisition. Share-based compensation expense related to shares of restricted stock and RSUs was $149,000 and $298,000 in the three and six months ended June 30, 2012, respectively, all of which is included in SGA expenses. Share-based compensation expense related to shares of restricted stock and RSUs was $961,000 and $1.8 million in the three and six months ended June 30, 2013, respectively, all of which is included in SGA expenses.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

(Notes to Consolidated Financial Statements - Unaudited)

The following is a summary of non-vested restricted share and RSU activity for the six months ended June 30, 2013:

	Number of awards	Weighted average grant date fair value
Non-vested awards at December 31, 2012	189,412	$13.68
Awards granted	589,010	14.59
Awards vested	(36,850)	14.24
Awards forfeited	(19,090)	14.06
Non-vested awards at June 30, 2013	722,482	$14.38

The total fair value of vested RSUs and shares of restricted stock during the six months ended June 30, 2013 was $525,000 and there were no RSUs or restricted shares that vested during the six months ended June 30, 2012. At June 30, 2013, total unrecognized compensation cost related to non-vested restricted shares and RSUs was $8.0 million, which is expected to be recognized over a weighted average period of 2.6 years.

During the three and six months ended June 30, 2013, the Company has recorded share-based compensation expense of $446,000 and $892,000 related to a 2013 incentive compensation plan, all of which was recorded in SGA expenses. This accrual is recorded within the Company’s accrued expenses in its Consolidated Balance Sheets. The compensation plan has both a 2013 annual performance metric and subsequent service requirement. If the performance metric is met, the associated liability will be settled in the first quarter of 2014 with an indeterminate number of restricted shares which will vest equally on June 1, 2014 and June 1, 2015.

(o)             Fair Value Measurements

The Company’s financial liabilities, which are measured at fair value on a recurring basis, in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), are categorized using the fair value hierarchy at December 31, 2012 and June 30, 2013, and are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2012
Financial instruments:
Interest rate swap	$—	$101	$—	$101
Contingent consideration	—	—	846	846

As of June 30, 2013
Financial instruments:
Interest rate swap	$—	$7	$—	$7
Contingent consideration	—	—	863	863

The fair value of the interest rate swap is determined using observable market inputs, such as current interest rates, and considers nonperformance risk of the Company and that of its counterparties.

The contingent consideration relates to earnout provisions recorded in conjunction with certain acquisitions completed in 2009 and 2010. The total increase in fair value of the contingent consideration of $17,000 in the six months ended June 30, 2013 was recorded in interest and other expenses, net in the Consolidated Statements of Comprehensive Loss due to changes in the fair value of the contingent consideration.

In February 2007, the FASB issued authoritative guidance codified as ASC Topic 825 Financial Instruments (“ASC 825”), which permits entities to choose to measure many financial instruments and certain other items at fair value. This provision of ASC 825 is effective for fiscal years beginning after November 15, 2007. As the Company did not elect the fair value option, the adoption of this provision of ASC 825 did not have a material impact on its financial position, results of operations and cash flows.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

(Notes to Consolidated Financial Statements - Unaudited)

(p)            Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are recorded as a component of stockholders’ equity but are excluded from net loss. The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments, reported net of tax as appropriate, from those subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses, reported net of tax as appropriate, resulting from its net investment hedge of its Australian subsidiaries. The changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2013 is as follows (in thousands):

	Foreign Currency Translation	Net investment hedge - foreign exchange contract	Net investment hedge - Australian denominated debt	Total
Balance at January 1, 2013	$3,356	$—	$(173)	$3,183
Other comprehensive income (loss), net of tax	(12,664)	2,303	379	(9,982)
Balance at June 30, 2013	$(9,308)	$2,303	$206	$(6,799)

(q)             Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2013 the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update amends Accounting Standards Codification (ASC) Topic 220, “Comprehensive Income,” to require reporting entities to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, reporting entities are required to present, either on the face of the statement of operations or in the footnotes to the financial statements, significant amounts reclassified from accumulated other comprehensive income by statement of operations line item. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted these provisions effective January 1, 2013 and the adoption of these provisions did not have a material impact on its financial position, results of operations and cash flows.

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

(a)             2012 Acquisitions

In 2012, the Company completed the following individually insignificant acquisitions with an aggregate purchase price of $109.2 million, comprised of $112.0 million cash consideration less cash acquired of $2.9 million, and 6,190 shares of the Company’s common stock with an estimated fair value of $85,000. In conjunction with these 2012 acquisitions, the Company incurred transaction costs of $1.3 million, of which $25,000 and $28,000 were incurred in the three and six months ended June 30, 2013, and of which $407,000 were incurred in the three and six months ended June 30, 2012. These amounts are reported in SGA expenses in the Company’s accompanying Consolidated Statements of Comprehensive Loss. These acquisitions expanded the geographic coverage and, to a lesser extent, enhanced the service offering of the Company.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

(Notes to Consolidated Financial Statements - Unaudited)

Company name	Form of acquisition	Date of acquisition
Makos Health Associates Corp	Substantially all of the assets and assumed certain liabilities	July 12, 2012
MedHealth Holdings Pty Limited	100% of the outstanding common stock	August 31, 2012
PMG	100% of the outstanding common stock	December 19, 2012

The preliminary allocation of consideration for these acquisitions is summarized as follows (in thousands):

	Preliminary		Preliminary
	purchase price		purchase price
	allocation	Adjustments/	allocation
	December 31, 2012	reclassifications	June 30, 2013
Equipment and leasehold improvements	$850	$—	$850
Customer relationships	44,413	—	44,413
Tradename	11,901	—	11,901
Covenants not to compete	313	—	313
Technology	666	—	666
Goodwill	60,373	(486)	59,887
Net deferred tax liability associated with step-up in book basis	(9,610)	—	(9,610)
Assets acquired and liabilities assumed, net	269	486	755
Totals	$109,175	$—	$109,175

Goodwill of $52.9 million and other intangible assets of $50.2 million are expected to be deductible for U.S. federal income tax purposes, a portion of which give rise to annual foreign tax credit limitations subject to the provisions of IRC Section 901(m). The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above related to MedHealth and PMG are subject to change. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

(b)             Pro Forma Financial Information

The unaudited pro forma results of operations for the three and six months ended June 30, 2012 assumes that the 2012 acquisitions were completed on January 1, 2011. There we no acquisitions completed in the three and six months ended June 30, 2013 and thus there are no differences between the reported and pro forma results of operations.

For the three and six months ended June 30, 2012, pro forma revenues were $145.7 million and $286.0 million, respectively. For the three and six months ended June 30, 2012, pro forma net loss per share, on both a basic and diluted basis, was $0.14 and $0.33, respectively.

For the three and six months ended June 30, 2012, the pro forma results include adjustments to reflect additional interest expense of $1.7 million and $3.4 million associated with the funding of the acquisitions assuming that acquisition related debt was incurred on January 1, 2011. In addition, incremental depreciation and amortization expense was recorded as if the acquisitions had occurred on January 1, 2011 and amounted to $3.2 million and $6.4 million for the three months and six ended June 30, 2012. Finally, adjustments of $83,000 and $988,000 were made to SGA expenses for the three and six months ended June 30, 2012, principally related to certain salary and other personal expenses attributable to the previous owners of the acquired businesses. These adjustments represent contractual reductions and are considered to be non-recurring and are not expected to have a continuing impact on the operations of the Company.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

(Notes to Consolidated Financial Statements - Unaudited)

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective as of January 1, 2011 or of future operations of the Company.

(4)             Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements at December 31, 2012 and June 30, 2013, consist of the following (in thousands):

	Estimated useful lives (years)			December 31, 2012	June 30, 2013
Building		15		$600	$600
Computer and office equipment		3		15,557	17,258
Furniture and fixtures	3	to	5	2,586	2,969
Leasehold improvements	Lease term			1,877	2,045
				20,620	22,872
Less accumulated depreciation and amortization				10,287	12,807
Total				$10,333	$10,065

Depreciation expense for the three and six months ended June 30, 2012 was $1.4 million and $2.6 million, respectively. Depreciation expense for the three and six months ended June 30, 2013 was $1.3 million and $2.8 million, respectively.

 (5)             Goodwill and Intangible Assets

Goodwill at December 31, 2012 and June 30, 2013 consists of the following (in thousands):

	December 31,	June 30,
	2012	2013
Balance at beginning of period	$300,260	$370,143
Goodwill acquired during the period	60,374	—
Adjustments to prior year acquisitions	7,109	(486)
Effect of foreign currency translation	2,400	(10,046)
Balance at end of period	$370,143	$359,611

Intangible assets at December 31, 2012 and June 30, 2013, consist of the following (in thousands):

				December 31, 2012
	Estimated useful lives (months)			Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	40	to	60	$204,699	$(90,040)	$114,659
Tradenames	45	to	84	60,620	(24,413)	36,207
Covenants not to compete		36		3,116	(2,313)	803
Technology	24	to	40	7,530	(6,303)	1,227
Totals				$275,965	$(123,069)	$152,896

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

(Notes to Consolidated Financial Statements - Unaudited)

				June 30, 2013
	Estimated useful lives (months)			Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	40	to	60	$196,666	$(110,045)	$86,621
Tradenames	45	to	84	58,446	(29,788)	28,658
Covenants not to compete		36		3,050	(2,566)	484
Technology	24	to	40	7,327	(6,881)	446
Totals				$265,489	$(149,280)	$116,209

The aggregate intangible amortization expense was $12.4 million and $25.2 million for the three and six months ended June 30, 2012, respectively. The aggregate intangible amortization expense was $14.5 million and $29.4 million for the three and six months ended June 30, 2013, respectively.

The estimated future amortization expense of intangible assets is as follows (in thousands):

Amount

Six months ended December 31, 2013	$26,993
Year ended December 31:
2014	37,391
2015	28,178
2016	14,954
2017	8,279
Thereafter	414
Total	$116,209

(6)              Accrued Expenses

Accrued expenses at December 31, 2012 and June 30, 2013 consist of the following (in thousands):

	December 31, 2012	June 30, 2013
Accrued compensation and benefits	$7,217	$8,146
Accrued selling and professional fees	5,777	5,513
Accrued income and other taxes	2,384	3,001
Accrued medical panel fees	2,646	2,453
Accrued value added tax	14,872	15,215
Other accrued expenses	3,099	2,951
Total	$35,995	$37,279

(7)              Stockholders’ Equity

During the six months ended June 30, 2013, the Company issued approximately 727,000 shares of common stock to settle options exercised during the period.

During the six months ended June 30, 2013, the Company issued approximately 40,000 shares of common stock to settle warrants exercised during the period.

During the six months ended June 30, 2013, the Company issued approximately 231,000 shares of restricted stock with a fair value of $3.2 million to certain officers and employees for services to be provided during the next three years. The Company is recording the expense related to these awards in SGA expenses over the requisite service period.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

(Notes to Consolidated Financial Statements - Unaudited)

During the six months ended June 30, 2013, the Company issued approximately 37,000 shares of common stock to settle vested restricted stock units granted in early 2013 as compensation to certain employees for services provided in the year ended December 31, 2012. The Company recorded the expense related to these awards in SGA expenses over the requisite service period.

During the six months ended June 30, 2013, the Company did not repurchase any shares under the share repurchase program. As of June 30, 2013, the Company has approximately 905,000 shares of common stock held as treasury shares with an average value of $9.38 per share, and the ability to repurchase an additional $10.2 million in shares of its common stock.

(8)              Related Party Transactions

The Senior Secured Revolving Credit Facility contains a provision requiring the Company to use a third party to perform financial due diligence for acquisitions exceeding a certain size. With the approval of the senior lender, the Company engaged RedRidge Finance Group (“RedRidge”) to assist it with financial due diligence and incurred $120,000 in fees pertaining to acquisition-related work performed during the three and six months ended June 30, 2012. The Company incurred $51,000 in fees pertaining to acquisition-related work performed during the three and six months ended June 30, 2013. P&P Investment, LLC (“P&P”), a company owned by Richard Perlman and James Price, the Executive Chairman and Chief Executive Officer, respectively, of the Company, is a minority owner and lender of RedRidge. Prior to August 1, 2013, P&P, Mr. Perlman and Mr. Price waived any ownership right P&P had to any portion of the diligence fees paid by the Company to RedRidge, which waiver terminated as of August 1, 2013.

In June 2010, the Company entered into a lease agreement with Compass Partners ("Compass") for corporate office space located at 655 Madison Avenue, 23rd Floor, New York, NY. Pursuant to the lease, which runs from April 1, 2010 through June 30, 2014, the Company paid Compass a rental fee of $10,080 per month in 2010, which fee was subject to increase commencing January 1, 2011 based on a proportionate pass through of base rent increases and increases for property taxes and building operating expenses. In the three and six months ended June 30, 2012, the Company paid Compass $31,000 and $63,000 in rental payments, respectively. In the three and six months ended June 30, 2013, the Company paid Compass $30,000 and $64,000 in rental payments, respectively.

(9)             Commitments and Contingencies

(a)             Lease Commitments

The Company and its subsidiaries lease office space and office related equipment under noncancelable operating leases with various expiration dates from 2013 through 2023.

Future minimum lease payments under the operating leases for the six months ended December 31, 2013 and in each of the years subsequent to December 31, 2013 are as follows (in thousands):

Amount
Six months ended December 31, 2013	$5,975
Year ended December 31:
2014	10,621
2015	9,210
2016	6,576
2017	4,748
Thereafter	7,334
Total	$44,464

Related rent expense was $2.4 million and $4.7 million for the three and six months ended June 30, 2012, respectively. Related rent expense was $3.1 million and $6.1 million for the three and six months ended June 30, 2013, respectively.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

(Notes to Consolidated Financial Statements - Unaudited)

(b)              Employee Benefit Plans

The Company and certain of its subsidiaries each sponsor separate voluntary defined contribution pension plans. The plans cover employees that meet specific age and length of service requirements. The Company and certain of its subsidiaries have various matching and vesting arrangements within their individual plans. For the three and six months ended June 30, 2012, the Company recorded $133,000 and $231,000 in compensation expense related to these plans, respectively. For the three and six months ended June 30, 2013, the Company recorded $138,000 and $277,000 in compensation expense related to these plans, respectively.

(10)          Long-Term Debt

	December 31, 2012	June 30, 2013
	(In thousands)
Senior Unsecured Notes Payable (a)	$250,000	$250,000
Senior Secured Revolving Credit Facility, Bank of America, N.A. (b)	99,926	78,000
Working capital facilities, Barclays (c)	34,459	29,261
Various subordinated unsecured notes payable; maturing at various dates from 2011 through 2014 (d)	575	591
	384,960	357,852
Less current portion	6,258	282
	$378,702	$357,570

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

On June 27, 2013, the Company entered into a fifth amendment to its Senior Secured Revolving Credit Facility (the “Fifth Amendment”). Among other changes, the Fifth Amendment modifies the Credit Agreement to permit an implementation of an auto-borrow agreement between the swing line lender and the Company to facilitate the Company’s cash management, incorporates new provisions related to swap regulations and updates various provisions related to the LIBOR rate, Foreign Account Tax Compliance Act and the International Financial Reporting Standards.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

(Notes to Consolidated Financial Statements - Unaudited)

As of June 30, 2013, the Company had $78.0 million outstanding under the Senior Secured Revolving Credit Facility, resulting in $184.5 million of undrawn commitments. The credit agreement governing the Company’s Senior Secured Revolving Credit Facility contains restrictive covenants, including among other things, financial covenants which may limit the amount of borrowings available.

(c)           On September 29, 2010, the Company’s indirect 100% owned subsidiary UKIM entered into a Sales Finance Agreement (the “UKIM SFA”) with Barclays Bank PLC (“Barclays”), pursuant to which Barclays provides UKIM a working capital facility of up to £5,000,000, subject to the terms and conditions of the UKIM SFA. The working capital facility bore a discount margin of 2.5% over Base Rate (0.5% rate on June 30, 2013) and serves to finance UKIM’s unpaid account receivables.  The working capital facility had a minimum term of 36 months. On June 28, 2013, UKIM entered into an amendment to extend the term of the existing UKIM SFA by 24 months from June 28, 2013, to amend the discount margin to 2.4% over Base Rate and to provide that payments by UKIM for certain non-working capital purposes are permitted under the UKIM SFA. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of June 30, 2013, UKIM had $7.0 million outstanding under the working capital facility, resulting in approximately $643,000 in availability.

On May 12, 2011, the Company’s indirect 100% owned subsidiary Premex entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays provides Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on June 30, 2013) and serves to finance Premex’s unpaid account receivables.  The working capital facility had a minimum term of 36 months. On June 28, 2013, Premex entered into an amendment to extend the term of the existing Premex SFA by 24 months from June 28, 2013 and to provide that payments by Premex for certain non-working capital purposes are permitted under the Premex SFA. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of June 30, Premex had $22.3 million outstanding under the working capital facility, resulting in approximately $18.0 million in availability.

(d)           During 2009 and 2010, the Company issued seller debt in the form of subordinated unsecured notes payable with an estimated fair value of approximately $6.9 million relating to certain acquisitions. These notes are unsecured and subordinated to the Senior Secured Revolving Credit Facility and the Senior Unsecured Notes issued in July 2011. Five notes payable totaling $4.4 million bore interest at 6%, and were payable quarterly with amounts ranging between $50,000 and $76,000, with maturity dates ranging from August 2011 through March 2013. The remaining balance of the notes payable, $2.5 million, are noninterest bearing and are payable annually with amounts ranging between $250,000 and $750,000, maturing in 2014. The Company did not make any principal payments during the six months ended June 30, 2013.

As of June 30, 2013, future maturities of long-term debt were as follows (in thousands):

Amount
Six months ended December 31, 2013	$282
Year ended December 31:
2014	309
2015	29,261
2016	78,000
2017	—
Thereafter	250,000
Total	$357,852

(11)           Financial Instruments

The FASB issued ASC Topic 815, Derivatives and Hedging, (“ASC 815”), which establishes accounting and reporting standards for derivative instruments. ASC 815 requires an entity to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Derivatives that do not qualify as a hedge must be adjusted to fair value in earnings. If the derivative does qualify as a hedge under ASC 815, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedge’s change in fair value will be immediately recognized in earnings.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

(Notes to Consolidated Financial Statements - Unaudited)

In August 2008, in order to protect against interest rate exposure on its variable-rate debt, the Company entered into an interest rate swap to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed interest rate of 4.36% with a notional amount of $4.8 million and $3.9 million as of December 31, 2012 and June 30, 2013, respectively. The Company did not meet the criteria for hedge accounting under ASC 815, thus the difference between its amortized cost and its fair value resulted in an unrealized gain at June 30, 2012 and 2013 of $115,000 and $94,000 respectively, and such amount was reported in interest and other expenses, net on the accompanying Consolidated Statements of Comprehensive Loss.

In September 2012, in order to protect against foreign currency exposure on its Australian operations, the Company borrowed in Australian dollars under the Senior Secured Revolving Credit Facility as a hedge of its net investment in Australia related to the MedHealth acquisition. The Company had outstanding debt of approximately AUD$50.0 million that was designated as a hedge of its net investment in Australia as of December 31, 2012. This non-derivative net investment hedge was classified as long-term debt in the Company’s Consolidated Balance Sheets. In accordance with ASC 815, the translation of this debt instrument designated as a net investment hedge is recorded in accumulated other comprehensive loss, offsetting the currency translation adjustment of the related net investment that is also recorded in accumulated other comprehensive loss. The AUD$ denominated debt was paid off in full in the second quarter of 2013 and as of June 30, 2013, all outstanding debt under the Senior Secured Revolving Credit Facility is denominated in U.S. dollars.

In the second quarter of 2013, in order to protect against foreign currency exposure on its Australian operations, the Company entered into forward foreign currency contracts as a hedge of its net investment in Australia. The Company closed out the hedge position later in the second quarter of 2013 and received $3.8 million in net proceeds. This amount was classified as accumulated other comprehensive loss in the Company’s Consolidated Balance Sheet, offsetting the currency translation adjustment of the related net investment that is also recorded in accumulated other comprehensive loss, and is reported net of the effect of income taxes.

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

As of December 31, 2012, the liability related to unrecognized tax benefits was approximately $327,000. The Company recorded an additional liability of $7,000 in the six months ended June 30, 2013 related to interest and penalties on prior year tax positions. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

(Notes to Consolidated Financial Statements - Unaudited)

The following table summarizes the activity related to the unrecognized tax benefits for the period ended June 30, 2013 (in thousands):

Balance at January 1, 2013	$327
Increase to prior year tax positions	7
Increase to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—
Decrease related to settlements	—
Balance at June 30, 2013	$334

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

Information relating to the Company’s revenues and long-lived assets by geography is as follows (in thousands):

Revenues:	For the three months ended June 30,		For the six months ended June 30,
	2012	2013	2012	2013
United States	$88,462	$95,493	$175,657	$186,671
Canada	7,018	8,275	13,904	15,696
United Kingdom	32,297	35,274	61,954	69,041
Australia	—	17,106	—	33,443
Total	$127,777	$156,148	$251,515	$304,851

Long-lived assets: (1)	December 31,	June 30,
	2012	2013
United States	$337,831	$321,393
Canada	34,919	28,599
United Kingdom	99,140	91,127
Australia	94,291	78,736
Total	$566,181	$519,855

(1)  Long-lived assets are noncurrent assets excluding deferred tax assets and deferred financing costs.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

(Notes to Consolidated Financial Statements - Unaudited)

(14)           Condensed Consolidating Financial Information of Guarantor Subsidiaries

The Company has outstanding certain indebtedness that is guaranteed by all of its U.S. subsidiaries. However, the indebtedness is not guaranteed by the Company’s foreign subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis, and are full and unconditional. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of December 31, 2012 and June 30, 2013, and for the three and six months ended June 30, 2012 and 2013 is presented below. The Company (issuer of the Senior Unsecured Notes) was formed in June 2010 to implement a holding company organizational structure. As a result, all operating activities are conducted through the Company’s 100% owned subsidiaries. On August 31, 2012, the Company acquired 100% of the outstanding common stock of MedHealth Holdings Pty Limited ("MedHealth"), an Australian entity. In connection with this acquisition, the Company formed a new Delaware holding company, ExamWorks AP, Inc. (“ExamWorks AP”). ExamWorks AP was added to the Indenture as a guarantor of the Senior Unsecured Notes and is a direct subsidiary of the Company.

Condensed Consolidating Statement of Comprehensive Loss for the three months ended June 30, 2012

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals
Revenues	$88,462	$39,315	$—	$127,777
Costs and expenses:
Costs of revenues	62,307	21,916	—	84,223
Selling, general and administrative expenses	15,424	12,305	—	27,729
Depreciation and amortization	8,682	5,080	—	13,762
Total costs and expenses	86,413	39,301	—	125,714
Income from operations	2,049	14	—	2,063
Interest and other expenses, net	5,142	1,032	—	6,174
Loss before income taxes	(3,093)	(1,018)	—	(4,111)
Benefit for income taxes	(761)	(43)	—	(804)
Net loss	$(2,332)	$(975)	$—	$(3,307)

Comprehensive Loss:
Net loss	$(2,332)	$(975)	$—	$(3,307)
Foreign currency translation adjustments, net of tax	—	(1,736)	—	(1,736)
Total comprehensive loss	$(2,332)	$(2,711)	$—	$(5,043)

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

(Notes to Consolidated Financial Statements - Unaudited)

Condensed Consolidating Statement of Comprehensive Loss for the six months ended June 30, 2012

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals
Revenues	$175,657	$75,858	$—	$251,515
Costs and expenses:
Costs of revenues	122,722	42,674	—	165,396
Selling, general and administrative expenses	32,446	23,915	—	56,361
Depreciation and amortization	17,401	10,386	—	27,787
Total costs and expenses	172,569	76,975	—	249,544
Income (loss) from operations	3,088	(1,117)	—	1,971
Interest and other expenses, net	10,454	2,293	—	12,747
Loss before income taxes	(7,366)	(3,410)	—	(10,776)
Provision (benefit) for income taxes	(3,246)	100	—	(3,146)
Net loss	$(4,120)	$(3,510)	$—	$(7,630)

Comprehensive Loss:
Net loss	$(4,120)	$(3,510)	$—	$(7,630)
Foreign currency translation adjustments, net of tax	—	714	—	714
Total comprehensive loss	$(4,120)	$(2,796)	$—	$(6,916)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended June 30, 2013

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals
Revenues	$95,493	$60,655	$—	$156,148
Costs and expenses:
Costs of revenues	67,073	35,045	—	102,118
Selling, general and administrative expenses	17,280	16,796	—	34,076
Depreciation and amortization	8,256	7,566	—	15,822
Total costs and expenses	92,609	59,407	—	152,016
Income from operations	2,884	1,248	—	4,132
Interest and other expenses, net	5,788	1,912	—	7,700
Loss before income taxes	(2,904)	(664)	—	(3,568)
Provision (benefit) for income taxes	(1,820)	1,035	—	(785)
Net loss	$(1,084)	$(1,699)	$—	$(2,783)

Comprehensive Income (Loss):
Net loss	$(1,084)	$(1,699)	$—	$(2,783)
Foreign currency translation adjustments, net of tax	2,757	(8,488)	—	(5,731)
Total comprehensive income (loss)	$1,673	$(10,187)	$—	$(8,514)

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

(Notes to Consolidated Financial Statements - Unaudited)

Condensed Consolidating Statement of Comprehensive Loss for the six months ended June 30, 2013

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals
Revenues	$186,671	$118,180	$—	$304,851
Costs and expenses:
Costs of revenues	131,204	68,298	—	199,502
Selling, general and administrative expenses	35,404	31,929	—	67,333
Depreciation and amortization	16,879	15,269	—	32,148
Total costs and expenses	183,487	115,496	—	298,983
Income from operations	3,184	2,684	—	5,868
Interest and other expenses, net	11,347	3,883	—	15,230
Loss before income taxes	(8,163)	(1,199)	—	(9,362)
Provision (benefit) for income taxes	(4,878)	1,891	—	(2,987)
Net loss	$(3,285)	$(3,090)	$—	$(6,375)

Comprehensive Loss:
Net loss	$(3,285)	$(3,090)	$—	$(6,375)
Foreign currency translation adjustments, net of tax	2,682	(12,664)	—	(9,982)
Total comprehensive loss	$(603)	$(15,754)	$—	$(16,357)

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

(Notes to Consolidated Financial Statements - Unaudited)

Condensed Consolidating Balance Sheet as of June 30, 2013

(In thousands)

Assets	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals
Current assets:
Cash and cash equivalents	$1,570	$7,597	$—	$—	$9,167
Accounts receivable, net	47,574	105,241	—	—	152,815
Prepaid expenses	1,986	3,071	—	—	5,057
Deferred tax assets	22	—	—	(4)	18
Other current assets	—	1,141	—	—	1,141
Total current assets	51,152	117,050	—	(4)	168,198
Property, equipment and leasehold improvements, net	7,419	2,646	—	—	10,065
Goodwill	249,006	110,605	—	—	359,611
Intangible assets, net	47,804	68,405	—	—	116,209
Long-term accounts receivable, less current portion	—	32,476	—	—	32,476
Deferred tax assets, noncurrent	15,398	4,833	—	—	20,231
Deferred financing costs, net	—	—	9,175	—	9,175
Other assets	489	1,005	—	—	1,494
Total assets	$371,268	$337,020	$9,175	$(4)	$717,459
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$16,435	$33,415	$—	$—	$49,850
Accrued expenses	6,161	31,118	—	—	37,279
Accrued interest expense	—	—	10,398	—	10,398
Deferred revenue	102	4,770	—	—	4,872
Current portion of subordinated unsecured notes payable	282	—	—	—	282
Deferred tax liability	—	4	—	(4)	—
Current portion of contingent earnout obligation	94	—	—	—	94
Other current liabilities	1,584	3,890	—	—	5,474
Total current liabilities	24,658	73,197	10,398	(4)	108,249
Senior unsecured notes payable	—	—	250,000	—	250,000
Senior secured revolving credit facility and working capital facilities	—	29,261	78,000	—	107,261
Long-term subordinated unsecured notes payable, less current portion	309	—	—	—	309
Other long-term liabilities	1,427	6,009	—	—	7,436
Total liabilities	26,394	108,467	338,398	(4)	473,255
Commitments and contingencies
Stockholders’ equity (deficit) (1)	344,874	228,553	(329,223)	—	244,204
Total liabilities and stockholders' equity (deficit)	$371,268	$337,020	$9,175	$(4)	$717,459

(1) Includes intercompany investments in subsidiaries.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

(Notes to Consolidated Financial Statements - Unaudited)

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2012

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals
Net cash provided by operating activities	$11,578	$4,644	$—	$16,222
Investing activities:
Purchases of equipment and leasehold improvements, net	(2,671)	(284)	—	(2,955)
Working capital and other settlements for acquisitions	102	1,404	—	1,506
Net cash provided by (used in) investing activities	(2,569)	1,120	—	(1,449)
Financing activities:
Borrowings under senior secured revolving credit facility	—	—	11,000	11,000
Proceeds from the exercise of options and warrants	—	—	328	328
Purchases of stock for treasury	—	—	(387)	(387)
Repayment of subordinated unsecured notes payable	(759)	—	—	(759)
Payment of deferred financing costs	—	—	(624)	(624)
Net repayments of working capital facilities	—	(4,341)	—	(4,341)
Repayments under senior secured revolving credit facility	—	—	(16,000)	(16,000)
Intercompany investments and other	(5,778)	—	5,683	(95)
Net cash used in financing activities	(6,537)	(4,341)	—	(10,878)
Exchange rate impact on cash and cash equivalents	—	51	—	51
Net increase in cash and cash equivalents	2,472	1,474	—	3,946
Cash and cash equivalents, beginning of period	6,044	2,372	—	8,416
Cash and cash equivalents, end of period	$8,516	$3,846	$—	$12,362

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2013

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals

Net cash provided by operating activities	$8,832	$8,782	$—	$17,614
Investing activities:
Purchases of equipment and leasehold improvements, net	(1,629)	(1,684)	—	(3,313)
Proceeds from foreign currency net investment hedge	3,810	—	—	3,810
Net cash provided by (used in) investing activities	2,181	(1,684)	—	497
Financing activities:
Borrowings under senior secured revolving credit facility	—	—	77,000	77,000
Proceeds from the exercise of options and warrants	—	—	6,032	6,032
Excess tax benefit related to share-based compensation	—	—	1,752	1,752
Payment of deferred financing costs	—	—	(52)	(52)
Net repayments of working capital facilities	—	(3,216)	—	(3,216)
Repayment under senior secured revolving credit facility	—	—	(98,300)	(98,300)
Intercompany investments and other	(13,568)	—	13,568	—
Net cash used in financing activities	(13,568)	(3,216)	—	(16,784)
Exchange rate impact on cash and cash equivalents	—	(787)	—	(787)
Net increase (decrease) in cash and cash equivalents	(2,555)	3,095	—	540
Cash and cash equivalents, beginning of period	4,125	4,502	—	8,627
Cash and cash equivalents, end of period	$1,570	$7,597	$—	$9,167

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

Our Business

We are a leading provider of independent medical examinations (“IMEs”), peer and bill reviews, and related services, which include legal support services, administrative support services and medical record retrieval services. We were incorporated as a Delaware corporation on April 27, 2007. From July 14, 2008 through the date of this filing, we have acquired 40 IME businesses, including a leading provider of software solutions to the IME industry. We currently operate out of 57 service centers servicing all 50 U.S. states, Canada, the United Kingdom and Australia.

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

We provide our clients with the local presence, expertise and broad geographic coverage they increasingly require. Our size and geographic reach give our clients access to our medical panel of credentialed physicians and other medical providers and our proprietary information technology infrastructure that has been specifically designed to streamline the complex process of coordinating referrals, scheduling appointments, complying with regulations and client reporting. Our primary service is to provide IMEs that give our clients authoritative and accurate answers to questions regarding the nature and permanency of medical conditions or personal injury, their cause and appropriate treatment. Additionally, we provide peer and bill reviews, which consist of medical opinions by members of our medical panel without conducting physical exams, and the review of physician and hospital bills to examine medical care rendered and its conformity to accepted standards of care. Prior to the MES Group (“MES”) acquisition in February 2011, we marketed our services primarily under the ExamWorks brand.  Initially with the MES acquisition and subsequently with the Premex and MedHealth acquisitions, we began to market our services under several brands, including but not limited to, ExamWorks, MES, Premex and MedHealth.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

Results of Operations

The following table sets forth our Consolidated Statements of Operations data for each of the periods indicated (in thousands except share and per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2013	2012	2013
Revenues	$127,777	$156,148	$251,515	$304,851
Costs and expenses:
Costs of revenues	84,223	102,118	165,396	199,502
Selling, general and administrative expenses	27,729	34,076	56,361	67,333
Depreciation and amortization	13,762	15,822	27,787	32,148
Total costs and expenses	125,714	152,016	249,544	298,983
Income from operations	2,063	4,132	1,971	5,868
Interest and other expenses, net	6,174	7,700	12,747	15,230
Loss before income taxes	(4,111)	(3,568)	(10,776)	(9,362)
Benefit for income taxes	(804)	(785)	(3,146)	(2,987)
Net loss	$(3,307)	$(2,783)	$(7,630)	$(6,375)

Per share data
Net loss per share — basic and diluted	$(0.10)	$(0.08)	$(0.22)	$(0.18)

Weighted average number of common shares outstanding — basic and diluted	34,074,137	34,910,937	34,080,121	34,685,892

Other Financial Data:
Adjusted EBITDA(1)	$20,446	$25,006	$39,275	$48,011

(1)

Adjusted EBITDA is a non-U.S. generally accepted accounting principles (“U.S. GAAP”) measure that is described and reconciled to net loss in the next section and is not a substitute for the U.S. GAAP equivalent.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Adjusted EBITDA

In connection with the ongoing operation of our business, our management regularly reviews Adjusted EBITDA, a non-U.S. GAAP financial measure, to assess our performance. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, acquisition-related transaction costs, share-based compensation expenses, and other non-recurring costs. We believe that Adjusted EBITDA is an important measure of our operating performance because it allows management, lenders, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of changes to our capitalization structure, acquisition related costs, income tax status, and other items of a non-operational nature that affect comparability.

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

Non-U.S. GAAP information should not be construed as an alternative to U.S. GAAP information, as the items excluded from the non-U.S. GAAP measures often have a material impact on our financial results. Management uses, and investors should use, non-U.S. GAAP measures in conjunction with our U.S. GAAP results.

The following table presents a reconciliation to Adjusted EBITDA from net loss, the most comparable U.S. GAAP measure, for each of the periods indicated (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
Reconciliation to Adjusted EBITDA	2012	2013	2012	2013
Net loss	$(3,307)	$(2,783)	$(7,630)	$(6,375)
Share-based compensation expense (i)	4,849	4,283	9,545	8,414
Depreciation and amortization expense	13,762	15,822	27,787	32,148
Acquisition-related transaction costs	(254)	458	(109)	907
Other non-recurring costs(ii)	26	311	81	674
Interest and other expenses, net	6,174	7,700	12,747	15,230
Benefit for income taxes	(804)	(785)	(3,146)	(2,987)
Adjusted EBITDA:	$20,446	$25,006	$39,275	$48,011

(i)

Share-based compensation expense of $750,000 and $1.5 million is included in costs of revenues for the three and six months ended June 30, 2012, respectively, and the remainder is included in SGA expenses. Share-based compensation expense of $719,000 and $1.4 million is included in costs of revenues for the three and six months ended June 30, 2013, respectively, and the remainder is included in SGA expenses.

(ii)	Other non-recurring costs consist primarily of facility termination costs and severance.

Comparison of the Three Months Ended June 30, 2013 and 2012

Revenues. Revenues were $156.1 million for the three months ended June 30, 2013 compared to $127.8 million for the three months ended June 30, 2012, an increase of $28.3 million, or 22%. The increase in revenues over the 2012 period was due primarily to acquisitions completed in 2012 and, to a lesser extent, a favorable change in sales mix and increased IME service volumes.

Actual revenues were $156.1 million for the three months ended June 30, 2013 compared to pro forma revenues of $145.7 million for the three months ended June 30, 2012, representing a 7% increase year over year. There were no acquisitions during the three months ended June 30, 2013 and thus actual revenues are the same as pro forma revenues for the period. The increase in revenues over the 2012 period on a pro forma basis was due primarily to a favorable change in sales mix, and to a lesser extent, increased IME service volumes. Pro forma revenues for the three months ended June 30, 2012 assumes that the 2012 acquisitions were completed on January 1, 2011.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Costs of revenues. Costs of revenues were $102.1 million for the three months ended June 30, 2013 compared to $84.2 million for the three months ended June 30, 2012, an increase of $17.9 million, or 21%. The increase in costs of revenues over the 2012 period was primarily due to acquisitions completed in 2012. Costs of revenues as a percentage of revenues improved slightly to 65.4% from 65.9% for the three months ended June 30, 2013 and 2012, respectively.

Selling, general and administrative. SGA expenses were $34.1 million for the three months ended June 30, 2013 compared to $27.7 million for the three months ended June 30, 2012, an increase of $6.4 million, or 23%. The increase in SGA expenses over the 2012 period was primarily due to acquisitions completed in 2012, with personnel expenses, including share-based compensation, accounting for $2.4 million of this increase and the remainder resulting primarily from increases in acquisition- related transaction costs, bad debt expense, rent, computer related expenses and referral commissions.

Depreciation and amortization. D&A expenses were $15.8 million for the three months ended June 30, 2013 compared to $13.8 million for the three months ended June 30, 2012, an increase of $2.0 million, or 15%. The increase in D&A expenses over the 2012 period was due primarily to additional amortization of finite-lived intangible and tangible assets related to acquisitions completed during 2012.

Interest and other expenses, net. Interest and other expenses, net were $7.7 million for the three months ended June 30, 2013 compared to $6.2 million for the three months ended June 30, 2012, an increase of $1.5 million, or 25%. Interest and other expenses, net increased primarily due to increased interest expenses related to additional borrowings on our Senior Secured Revolving Credit Facility to fund acquisitions and deferred loan cost amortization offset by adjustments to an interest rate swap.

Income tax benefit. Income tax benefit was $785,000 for the three months ended June 30, 2013 compared with $804,000 for the three months ended June 30, 2012, a decreased benefit of $19,000, or 2%. Our effective income tax rate was 22.0% and 19.6% for the three months ended June 30, 2013 and 2012, respectively. The tax rates in the 2013 and 2012 periods were impacted primarily by foreign tax rate differentials and non-deductible items.

Net loss. For the foregoing reasons, net loss was $2.8 million for the three months ended June 30, 2013 compared to $3.3 million for the three months ended June 30, 2012.

Comparison of the Six Months Ended June 30, 2013 and 2012

Revenues. Revenues were $304.9 million for the six months ended June 30, 2013 compared to $251.5 million for the six months ended June 30, 2012, an increase of $53.4 million, or 21%. The increase in revenues over the 2012 period was due primarily to acquisitions completed in 2012 and, to a lesser extent, a favorable change in sales mix and increased IME service volumes.

Actual revenues were $304.9 million for the six months ended June 30, 2013 compared to pro forma revenues of $286.0 million for the six months ended June 30, 2012, representing a 7% increase year over year. There were no acquisitions during the six months ended June 30, 2013 and thus actual revenues are the same as pro forma revenues for the period. The increase in revenues over the 2012 period on a pro forma basis was due primarily to a favorable change in sales mix, and to a lesser extent, increased IME service volumes. Pro forma revenues for the six months ended June 30, 2012 assumes that the 2012 acquisitions were completed on January 1, 2011.

Costs of revenues. Costs of revenues were $199.5 million for the six months ended June 30, 2013 compared to $165.4 million for the six months ended June 30, 2012, an increase of $34.1 million, or 21%. The increase in costs of revenues over the 2012 period was primarily due to acquisitions completed in 2012. Costs of revenues as a percentage of revenues improved slightly to 65.4% from 65.8% for the six months ended June 30, 2013 and 2012, respectively.

Selling, general and administrative. SGA expenses were $67.3 million for the six months ended June 30, 2013 compared to $56.4 million for the six months ended June 30, 2012, an increase of $10.9 million, or 19%. The increase in SGA expenses over the 2012 period was primarily due to acquisitions completed in 2012, with personnel expenses, including share-based compensation, accounting for $4.7 million of this increase and the remainder resulting primarily from increases in rent, computer related expenses, bad debt expense, acquisition- related transaction costs, referral commissions and other professional fees.

Depreciation and amortization. D&A expenses were $32.1 million for the six months ended June 30, 2013 compared to $27.8 million for the six months ended June 30, 2012, an increase of $4.3 million, or 16%. The increase in D&A expenses over the 2012 period was due primarily to additional amortization of finite-lived intangible and tangible assets related to acquisitions completed during 2012.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Interest and other expenses, net. Interest and other expenses, net were $15.2 million for the six months ended June 30, 2013 compared to $12.7 million for the six months ended June 30, 2012, an increase of $2.5 million, or 19%. Interest and other expenses, net increased primarily due to increased interest expenses related to additional borrowings on our Senior Secured Revolving Credit Facility to fund acquisitions and deferred loan cost amortization offset by adjustments to an interest rate swap.

Income tax benefit. Income tax benefit was $3.0 million for the six months ended June 30, 2013 compared with $3.1 million for the six months ended June 30, 2012, a decreased benefit of $159,000, or 5%. Our effective income tax rate was 31.9% and 29.2% for the six months ended June 30, 2013 and 2012, respectively. The tax rates in the 2013 and 2012 periods were impacted primarily by foreign tax rate differentials and non-deductible items.

Net loss. For the foregoing reasons, net loss was $6.4 million for the six months ended June 30, 2013 compared to $7.6 million for the six months ended June 30, 2012.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

On August 27, 2012, we entered into a fourth amendment to our Senior Secured Revolving Credit Facility (the “Fourth Amendment”).  The Fourth Amendment amended the Senior Secured Revolving Credit Facility to add the Australian dollar as an alternative currency and increased the alternative currency sublimit from USD $60.0 million to USD $100.0 million.

On June 27, 2013, we entered into a fifth amendment to our Senior Secured Revolving Credit Facility (the “Fifth Amendment”). Among other changes, the Fifth Amendment modifies the Credit Agreement to permit an implementation of an auto-borrow agreement between the swing line lender and us to facilitate cash management, incorporates new provisions related to swap regulations and updates various provisions related to the LIBOR rate, Foreign Account Tax Compliance Act and the International Financial Reporting Standards.

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

The Senior Secured Revolving Credit Facility contains restrictive covenants, including among other things financial covenants requiring us to not exceed a maximum consolidated senior secured leverage coverage ratio, a maximum total consolidated leverage ratio and to maintain a minimum consolidated fixed charge coverage ratio. The Senior Secured Revolving Credit Facility also restricts our ability (subject to certain exceptions) to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and make other payments in respect of capital stock, make certain investments, sell assets, change our lines of business, enter into transactions with affiliates and other corporate actions.  As of June 30, 2013, we were in compliance with the financial covenants in the Senior Secured Revolving Credit Facility.

The Senior Secured Revolving Credit Facility also includes events of default typical of these types of credit facilities and transactions, including, but not limited to, the nonpayment of principal, interest, fees or other amounts owing under the new Senior Secured Revolving Credit Facility, the violation of covenants, the inaccuracy of representations and warranties, cross defaults, insolvency, certain ERISA events, material judgments and change of control. The occurrence of an event of default could result in the lenders not being required to lend any additional amounts and the acceleration of obligations under the new senior secured revolving credit facility, causing such obligations to be due and payable immediately, which could materially and adversely affect us. As of June 30, 2013, we were in compliance with the financial covenants in the Senior Secured Revolving Credit Facility.

As of June 30, 2013, we had $78.0 million outstanding under the Senior Secured Revolving Credit Facility, bearing interest at a rate of LIBOR plus 3.00%, resulting in $184.5 million of undrawn commitments. The credit agreement governing our Senior Revolving Credit Facility contains restrictive covenants, including among other things, financial covenants which may limit the amount of borrowings available to us.

Working Capital Facilities

On September 29, 2010, our indirect 100% owned subsidiary UKIM entered into a Sales Finance Agreement (the “UKIM SFA”) with Barclays Bank PLC (“Barclays”), pursuant to which Barclays provides UKIM a working capital facility of up to £5,000,000, subject to the terms and conditions of the UKIM SFA. The working capital facility bears a discount margin of 2.5% over Base Rate (0.5% rate on June 30, 2013) and serves to finance UKIM’s unpaid account receivables.  The working capital facility had a minimum term of 36 months. On June 28, 2013, UKIM entered into an amendment to extend the term of the existing UKIM SFA by 24 months from June 28, 2013, to amend the discount margin to 2.4% over Base Rate and to provide that payments by UKIM for certain non-working capital purposes are permitted under the UKIM SFA. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of June 30, 2013, UKIM had $7.0 million outstanding under the working capital facility, resulting in approximately $643,000 in availability.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

On May 12, 2011, our indirect 100% owned subsidiary Premex entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays provides Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on June 30, 2013) and serves to finance Premex’s unpaid account receivables.  The working capital facility had a minimum term of 36 months. On June 28, 2013, Premex entered into an amendment to extend the term of the existing Premex SFA by 24 months from June 28, 2013, and to provide that payments by Premex for certain non-working capital purposes are permitted under the Premex SFA. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of June 30, 2013, Premex had $22.3 million outstanding under the working capital facility, resulting in approximately $18.0 million in availability.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Cash Flow Summary

Cash and cash equivalents were $9.2 million at June 30, 2013 as compared with $12.4 million at June 30, 2012.

Our cash flows from operating, investing and financing activities, as reported in our consolidated financial statements included elsewhere in this report, are summarized as follows (in thousands):

	For the six months ended
	June 30,
	2012	2013

Net cash provided by operating activities	$16,222	$17,614
Net cash provided by (used in) investing activities	(1,449)	497
Net cash used in financing activities	(10,878)	(16,784)
Exchange rate impact on cash and cash equivalents	51	(787)
Net increase in cash and cash equivalents	$3,946	$540

Operating Activities. Net cash provided by operating activities was $17.6 million for the six months ended June 30, 2013 as compared with net cash provided by operating activities of $16.2 million for the six months ended June 30, 2012.  Net cash provided by operating activities for 2013 consisted of our net loss of $6.4 million and a net increase in working capital of approximately $6.7 million in 2013, which was offset by net non-cash charges of $30.7 million (principally including $32.1 million in depreciation and amortization, $8.4 million in share-based compensation and $2.1 million in provisions for bad debts, offset by a net decrease in deferred income taxes of $11.0 million). The 2013 increase in working capital primarily consisted of increases in accounts receivable in our U.K. businesses and decreased accrued interest expense offset by increased accounts payable and accrued expenses and deferred revenues and customer deposits.

Net cash provided by operating activities of $16.2 million for 2012 consisted of our net loss of $7.6 million and a net increase in working capital of approximately $2.4 million, which was offset by net non-cash charges of $26.2 million (principally including $27.8 million in depreciation and amortization, $9.5 million in share-based compensation and $1.4 million in provisions for bad debts, offset by a net decrease in deferred income taxes of $12.5 million). The 2012 increase in working capital primarily consisted of increases in accounts receivable in our U.K. businesses, offset by increased accounts payable and accrued expenses, deferred revenues and decreases in prepaid expenses and other current assets.

Investing Activities. Net cash provided by investing activities was $497,000 for the six months ended June 30, 2013 as compared to net cash used in investing activities of $1.4 million for the six months ended June 30, 2012.  The 2013 cash provided was attributable to $3.8 million in proceeds from a foreign currency net investment hedge, offset by outflows from purchases of capital assets of $3.3 million.

Net cash used in investing activities was $1.4 million for the six months ended June 30, 2012.   The 2012 cash used was attributable to outflows from purchases of capital assets of $2.9 million, offset by acquisition settlement related activities of $1.5 million.

 Financing Activities. Net cash used in financing activities was $16.8 million for the six months ended June 30, 2013 as compared to net cash used in financing activities of $10.9 million for the six months ended June 30, 2012.  The 2013 cash used was primarily attributable to net repayments under our Senior Secured Revolving Credit Facility of $21.3 million and the net repayments under our working capital facilities of $3.2 million offset by proceeds from the exercise of options and warrants of $6.0 million.

Net cash used in financing activities was $10.9 million for the six months ended June 30, 2012. The 2012 use of cash was primarily attributable to repayments under our Senior Secured Revolving Credit Facility of $16.0 million, net repayments of $4.3 million under our working capital facilities, repayments of unsecured notes payable of $759,000, payment of deferred financing costs of $624,000 and repurchases of stock for treasury of $387,000, offset by borrowings under our Senior Secured Revolving Credit Facility of $11.0 million.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Contractual Obligations and Commitments

Our contractual cash payment obligations as of June 30, 2013 are set forth below (in thousands):

			Payments due by year ending December 31,
	Total	Period from July 1, 2013 to December 31, 2013	2014	2015	2016	2017	Thereafter
Amounts outstanding under senior unsecured notes payable	$250,000	$—	$—	$—	$—	$—	$250,000

Amounts outstanding under senior secured revolving credit facility	78,000	—	—	—	78,000	—	—

Operating leases	44,464	5,975	10,621	9,210	6,576	4,748	7,334

Amounts outstanding under working capital facilities	29,261	—	—	29,261	—	—	—

Subordinated unsecured notes payable	591	282	309	—	—	—	—
Total	$402,316	$6,257	$10,930	$38,471	$84,576	$4,748	$257,334

As of June 30, 2013, we leased our office spaces for our corporate locations in Atlanta, Georgia and New York, New York and also for our 57 service centers in various cities under non-cancelable lease agreements. We own an office facility in Warren, Michigan.

We have certain contractual obligations including various debt agreements with requirements to make interest payments. Amounts outstanding under the Senior Unsecured Notes are subject to a fixed interest rate of 9.0% and interest is expected to be $22.5 million annually with semi-annual payments that began in January 2012 and end in July 2019.  Additionally, certain amounts are subject to the level of borrowings in future periods and the interest rate for the applicable periods, and therefore the amounts of these payments are not determinable. Based upon amounts outstanding at June 30, 2013 and applicable interest rates currently ranging between 0.0% and 6.3%, interest amounts are expected to be approximately $1.7 million for the six months ended December 31, 2013, approximately $3.3 million for the year ended December 31, 2014, approximately $2.9 million for the year ended December 31, 2015 and approximately $1.2 million for the year ended December 31, 2016.

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

We assume, that on average, all accounts receivable will be collected within one year and thus classify these as current assets; however, there are certain receivables, principally in the U.K., that have aged longer than one year as of December 31, 2012 and June 30, 2013, and we have recorded an estimate for those receivables that will not be collected within one year as long term in the Consolidated Balance Sheets.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

We performed our annual impairment review of goodwill in October 2012 and reviewed subsequent events through June 30, 2013 and determined that the carrying value of goodwill was not impaired as of year end. Further, we believe that there have been no facts or circumstances through the date of this filing that indicate an impairment of goodwill exists.

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

We apply the provisions of ASC Topic 740, Income Taxes (“ASC 740”) as it relates to uncertain tax positions. This interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information.

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

Our expected volatility assumptions are based on the weighted average of our peer group’s median implied volatility, our mean reversion volatility and the median of our peer group’s most recent historical volatilities for 2013 stock option grants. Expected life assumptions for those stock options granted in 2013 are based upon the “simplified” method, as described in Securities and Exchange Commission Staff Accounting Bulletin No. 107, which is the midpoint between the vesting date and the end of the contractual term, which were determined to be issued at-the-money. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The fair value of restricted stock units and shares of restricted stock is determined based upon the market price of the underlying common stock as of the date of grant.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

Financial Instruments

Our financial liabilities, which are measured at fair value on a recurring basis in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”),are categorized using the fair value hierarchy as of December 31, 2012 and June 30, 2013 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2012
Financial instruments:
Interest rate swap	$—	$101	$—	$101
Contingent consideration	—	—	846	846

As of June 30, 2013
Financial instruments:
Interest rate swap	$—	$7	$—	$7
Contingent consideration	—	—	863	863

The fair value of the interest rate swap is determined using observable market inputs, such as current interest rates, and considers nonperformance risk of the Company and that of our counterparties.

The contingent consideration relates to earnout provisions recorded in conjunction with certain acquisitions completed in 2009 and 2010. The total increase in fair value of the contingent consideration of $17,000 in the six months ended June 30, 2013 was recorded in interest and other expenses, net in the Consolidated Statements of Comprehensive Loss due to changes in the fair value of the contingent consideration.

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

Interest Rate Risk. As of June 30, 2013, we had cash and cash equivalents totaling approximately $9.2 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $1.6 million were held in the U.S. The U.S. amounts are insured under standard FDIC insurance coverage for deposit accounts up to $250,000, per depositor and account ownership category, at each separately insured depository institution.

Our outstanding debts of $29.3 million and $78.0 million at June 30, 2013 related to indebtedness under our working capital facilities and Senior Secured Revolving Credit Facility, respectively, contain floating interest rates. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase in our variable rate debt would result in an increase of approximately $1.1 million in our annual pre-tax net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at June 30, 2013.

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

Foreign Exchange Risk. As of June 30, 2013, we have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. dollar, namely, the Canadian dollar, the Pound Sterling and the Australian dollar. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As of June 30, 2013, we were not hedged in our exposure to foreign currency exchange rate fluctuations related to the Canadian dollar, Pound Sterling and the Australian dollar given that the net difference between foreign currency denominated revenue and expenses is immaterial. In the future, however, we may hedge such exposure to foreign currency exchange rate fluctuations in these currencies.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

10.1

Fifth Amendment and Consent Agreement dated as of June 27, 2013, by and among ExamWorks Group, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and Lenders party thereto, amending Credit Agreement dated as of October 10, 2010 (filed as Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on July 28, 2013 and incorporated by reference herein).

10.2

Amendment Letter, dated June 28, 2013, by and among Premex Services Limited, Premex Services (Liverpool) Ltd and Barclays Bank PLC, amending Sales Finance Agreement dated May 12, 2011 (filed as Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on July 28, 2013 and incorporated by reference herein).

10.3

Amendment Letter, dated June 28, 2013, by and between UK Independent Medical Services Ltd and Barclays Bank PLC, amending Sales Finance Agreement dated September 30, 2010 (filed as Exhibit 10.3 to Form 8-K filed with the Securities and Exchange Commission on July 28, 2013 and incorporated by reference herein).

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

EXAMWORKS GROUP, INC.

Date: August 1, 2013	By:	/s/ J. Miguel Fernandez de Castro
J. Miguel Fernandez de Castro
Senior Executive Vice President and Chief
Financial Officer (Principal Financial Officer)