Form 10-Q
period 2013-09-30
ExamWorks Group, Inc.
filed 2013-11-12
CIK 1498021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2013.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-34930

EXAMWORKS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2909425
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of November 1, 2013, ExamWorks Group, Inc. had 36,413,349 shares of Common Stock outstanding.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

September 30, 2013

FORM 10-Q QUARTERLY REPORT

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	December 31, 2012	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$8,627	$12,045
Accounts receivable, net	144,676	159,315
Other receivables	21	29
Prepaid expenses	5,336	6,012
Deferred tax assets	16	3
Other current assets	1,213	1,211
Total current assets	159,889	178,615
Property, equipment and leasehold improvements, net	10,333	10,737
Goodwill	370,143	368,825
Intangible assets, net	152,896	104,506
Long-term accounts receivable, less current portion	31,708	35,809
Deferred tax assets, noncurrent	4,173	16,443
Deferred financing costs, net	10,258	8,744
Other assets	1,101	1,475
Total assets	$740,501	$725,154

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,940	$50,988
Accrued expenses	35,995	37,772
Accrued interest expense	10,918	4,836
Deferred revenue	3,951	5,848
Current portion of subordinated unsecured notes payable	275	314
Current portion of contingent earnout obligation	91	—
Current portion of working capital facilities	5,983	—
Other current liabilities	5,973	6,081
Total current liabilities	110,126	105,839
Senior unsecured notes payable	250,000	250,000
Senior secured revolving credit facility and working capital facilities, less current portion	128,402	101,226
Long-term subordinated unsecured notes payable, less current portion	300	—
Other long-term liabilities	7,525	7,735
Total liabilities	496,353	464,800
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; Authorized 50,000,000 shares; no shares issued and outstanding at December 31, 2012 and September 30, 2013	—	—
Common stock, $0.0001 par value; Authorized 250,000,000 shares; issued and outstanding 34,341,360 and 36,205,323 shares at December 31, 2012 and September 30, 2013, respectively	3	4
Additional paid-in capital	285,938	317,705
Accumulated other comprehensive income (loss)	3,183	(3,753)
Accumulated deficit	(36,488)	(45,114)
Treasury stock, at cost; Outstanding 905,349 shares at December 31, 2012 and September 30, 2013	(8,488)	(8,488)
Total stockholders’ equity	244,148	260,354
Total liabilities and stockholders' equity	$740,501	$725,154

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2013	2012	2013

Revenues	$130,085	$152,354	$381,600	$457,205
Costs and expenses:
Costs of revenues	86,080	100,831	251,476	300,333
Selling, general and administrative expenses	28,281	31,620	84,642	98,953
Depreciation and amortization	14,458	15,910	42,245	48,058
Total costs and expenses	128,819	148,361	378,363	447,344
Income from operations	1,266	3,993	3,237	9,861
Interest and other expenses, net:
Interest expense, net	7,136	7,320	20,154	22,439
Other (income) expense, net	(70)	3	(226)	208
Gain on interest rate swap	(54)	(7)	(169)	(101)
Realized foreign currency loss	534	—	534	—
Total interest and other expenses, net	7,546	7,316	20,293	22,546
Loss before income taxes	(6,280)	(3,323)	(17,056)	(12,685)
Benefit for income taxes	(1,654)	(1,072)	(4,800)	(4,059)
Net loss	$(4,626)	$(2,251)	$(12,256)	$(8,626)

Per share data:
Net loss per share:
Basic and diluted	$(0.14)	$(0.06)	$(0.36)	$(0.25)

Weighted average number of common shares outstanding:
Basic and diluted	34,116,062	35,560,227	34,092,093	34,977,335

Comprehensive Income (Loss):
Net loss	$(4,626)	$(2,251)	$(12,256)	$(8,626)
Foreign currency translation adjustments, net of tax	4,413	3,046	5,127	(6,936)
Total comprehensive income (loss)	$(213)	$795	$(7,129)	$(15,562)

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2012	2013
Operating activities:
Net loss	$(12,256)	$(8,626)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on interest rate swap	(169)	(101)
Depreciation and amortization	42,245	48,058
Amortization of deferred rent	(99)	(280)
Share-based compensation	12,562	12,234
Excess tax benefit related to share-based compensation	—	(5,974)
Provision for doubtful accounts	2,555	3,506
Amortization of deferred financing costs	1,612	1,636
Deferred income taxes	(15,346)	(12,963)
Other	(31)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(20,850)	(22,327)
Prepaid expenses and other current assets	103	(361)
Accounts payable and accrued expenses	8,339	12,588
Accrued interest expense	(5,114)	(6,082)
Deferred revenue and customer deposits	1,938	1,824
Other liabilities	(402)	(414)
Net cash provided by operating activities	15,087	22,718
Investing activities:
Cash paid for acquisitions, net	(95,801)	—
Purchases of equipment and leasehold improvements, net	(4,857)	(4,758)
Working capital and other settlements for acquisitions	547	(569)
Proceeds from foreign currency net investment hedge	—	500
Other	—	(332)
Net cash used in investing activities	(100,111)	(5,159)
Financing activities:
Borrowings under senior secured revolving credit facility	160,640	103,597
Proceeds from the exercise of options and warrants	1,254	13,089
Excess tax benefit related to share-based compensation	—	5,974
Net borrowings (repayments) under working capital facilities	(5,517)	215
Purchases of stock for treasury	(387)	—
Payment of deferred financing costs	(1,034)	(168)
Repayment of subordinated unsecured notes payable	(975)	(270)
Repayments under senior secured revolving credit facility	(71,000)	(136,301)
Other	(95)	—
Net cash provided by (used in) financing activities	82,886	(13,864)
Exchange rate impact on cash and cash equivalents	128	(277)
Net increase (decrease) in cash and cash equivalents	(2,010)	3,418
Cash and cash equivalents, beginning of period	8,416	8,627
Cash and cash equivalents, end of period	$6,406	$12,045

Supplemental disclosures of cash flow information:
Cash paid for interest	$23,860	$26,570
Cash paid for income taxes	5,513	7,604

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

 (1)              Nature of Operations and Basis of Presentation

ExamWorks Group, Inc. (“ExamWorks” or the “Company”) is a leading provider of independent medical examinations (“IMEs”), peer and bill reviews and related services (“IME services” or the “IME industry”). ExamWorks, Inc. was incorporated as a Delaware corporation on April 27, 2007. In 2008, ExamWorks, Inc. acquired three companies operating in the IME industry. In 2009, ExamWorks, Inc. acquired 11 other IME companies, including a provider of software solutions to the IME industry. In 2010, ExamWorks, Inc. acquired 14 additional IME companies. In 2011, ExamWorks, Inc. acquired nine additional IME companies.  In 2012, ExamWorks, Inc. acquired three additional IME companies. To date, the Company has acquired 40 IME companies. As of September 30, 2013, ExamWorks, Inc. operates out of 57 service centers serving all 50 United States, Canada, the United Kingdom and Australia. In June 2010, ExamWorks, Inc. effected a corporate reorganization creating a holding company, ExamWorks Group, Inc., with ExamWorks, Inc. becoming a 100% owned subsidiary of ExamWorks Group, Inc. In the fourth quarter of 2010, the Company completed an Initial Public Offering (“IPO”) of 9.3 million shares of common stock.

The consolidated financial statements of the Company as of September 30, 2013 and for the periods ended September 30, 2012 and 2013 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the Company's most recent fiscal year. The Company's December 31, 2012 Consolidated Balance Sheet was derived from audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, the (“Form 10-K”), but does not include all disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

(c)               Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2012 and September 30, 2013.

(d)               Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts owed to the Company for services provided in the normal course of business and are reported net of allowance for doubtful accounts, which amounted to $4.4 million and $4.2 million as of December 31, 2012 and September 30, 2013, respectively. Generally, no collateral is received from customers and additions to the allowance are based on ongoing credit evaluations of customers with general credit experience being within the range of management’s expectations. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off.  The Company assumes, that on average, all accounts receivable will be collected within one year and thus classifies these as current assets; however, there are certain receivables, principally in the U.K., that age longer than one year, and the Company has recorded an estimate for those receivables that will not be collected within one year as long term in the Consolidated Balance Sheets.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

(e)               Concentrations of Credit Risk

The Company routinely assesses the financial strength of its customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. For the three and nine months ended September 30, 2012 and 2013, no individual customer accounted for more than 10% of revenues. At December 31, 2012 and September 30, 2013, there were no individual customers that accounted for greater than 10% of the accounts receivable balance.

As of September 30, 2013, the Company had cash and cash equivalents totaling approximately $12.0 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $1.2 million were held in the U.S. The U.S. amounts are insured under standard FDIC insurance coverage for deposit accounts up to $250,000, per depositor and account ownership category, at each separately insured depository institution.

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

(g)               Long-Lived Assets

 In accordance with Impairment or Disposal of Long-Lived Assets, Subsections of Financial Accounting Standards Board (“FASB”) ASC Subtopic 360-10 (“ASC 360”),  Property, Plant, and Equipment — Overall, long-lived assets, such as equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. At December 31, 2012 and September 30, 2013, no impairment was noted.

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

The Company performed its annual impairment review of goodwill in October of 2012 and it was determined that the carrying amount of goodwill was not impaired and there have been no subsequent developments that would indicate impairment exists as of December 31, 2012 and September 30, 2013. The goodwill impairment review will continue to be performed annually or more frequently if facts and circumstances warrant a review.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

ASC 350 also requires that intangible assets with definite lives be amortized over their estimated useful lives. Currently, customer relationships, trade names, covenants not-to-compete and technology are amortized using the straight-line method over estimated useful lives.

(i)                Deferred Financing Costs

In November 2010, the Company entered into a senior secured revolving credit facility with Bank of America N.A. (“Senior Secured Revolving Credit Facility”) (see Note 10) and has incurred deferred financing costs through September 30, 2013 of $8.1 million, of which $620,000 and $30,000 were incurred in the nine months ended September 30, 2012 and 2013, respectively. Additionally, in July 2011, the Company closed a private offering of $250.0 million in aggregate principal amount of 9.0% senior notes due 2019 (“Initial Notes”). In June 2012, in accordance with the registration rights granted to the original purchasers of the Initial Notes, the Company completed an exchange offer of the privately placed Initial Notes for new 9.0% Senior Notes due 2019 (the “Exchange Notes,” and together with the Initial Notes, the “Senior Unsecured Notes”) registered with the SEC with substantially identical terms to the Initial Notes (see Note 10). The Company has incurred deferred financing costs of $7.1 million associated with the Senior Unsecured Notes, of which $243,000 and $22,000 were incurred in the nine months ended September 30, 2012 and 2013, respectively. In June 2013, the Company amended its Premex and UKIM working capital facilities (see Note 10) and has incurred deferred financing costs through September 30, 2013 of $116,000, all of which were incurred in the nine months ended September 30, 2013.

The deferred financing costs associated with the Senior Secured Revolving Credit Facility and the Senior Unsecured Notes are being amortized to interest expense over the five-year term of the facility, as amended, and the eight-year term of the notes, respectively, using the straight-line method which approximates the effective interest method.

For the three months ended September 30, 2012 and 2013, the Company amortized $564,000 and $477,000 to interest expense, respectively. For the nine months ended September 30, 2012 and 2013, the Company amortized $1.6 million to interest expense.

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

Certain agreements with customers in the U.K. include provisions whereby collection of the amounts billed are contingent on the favorable outcome of the claim.  The Company has deemed these provisions to preclude revenue recognition at the time of sale, as collectability is not reasonably assured and the sales are contingent, and is deferring these revenues, net of estimated costs, until the case has been settled, the contingency has been resolved and the cash has been collected.   As of December 31, 2012, the Company had deferred $12.6 million in contingent revenues and $9.1 million in costs and expenses associated with the contingent revenues. For the nine months ended September 30, 2013, the Company deferred an additional $6.8 million in contingent revenues and $4.9 million in costs and expenses associated with contingent revenues.

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

For the three and nine months ended September 30, 2012, the potentially dilutive securities include options and warrants exercisable into 9.9 million shares of common stock and 68,000 shares of common stock issuable, at the holder’s option, to settle a subordinated unsecured note. For the three and nine months ended September 30, 2013, the potentially dilutive securities include options, warrants, unvested RSUs and shares of restricted stock with a service restriction not yet satisfied exercisable into 9.2 million shares of common stock.

For the three and nine months ended September 30, 2012 and 2013, all of the potentially dilutive securities were excluded from the calculation of shares applicable to loss per share, because their inclusion would have been anti-dilutive.

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

Stock Options

The fair value of stock option grants is determined using the Black-Scholes valuation model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in these employee stock options. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of its share-based awards. The Company’s expected volatility assumptions are based on the weighted average of the Company’s peer group’s median implied volatility, the Company’s mean reversion volatility and the median of the Company’s peer group’s most recent historical volatilities for 2013 stock option grants. Expected life assumptions are based upon the “simplified” method for those options issued in the first nine months of 2013 which were determined to be issued at-the-money. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

The assumptions utilized for stock option grants during the nine months ended September 30, 2013 were as follows:

	Nine months ended September 30, 2013
Volatility	48.37	to	48.83%
Expected life (years)		6.00
Risk-free interest rate	0.97	to	1.69%
Dividend yield		—
Fair value	$6.63	to	11.52

In the nine months ended September 30, 2013, the Company issued approximately 525,000 stock option awards to certain employees and outside consultants, and the aggregate fair value was $4.1 million.  All of these awards vest over a three-year period. Additionally, all these options could vest earlier in the event of a change in control or merger or other acquisition.  Share-based compensation expense related to stock option awards was $3.0 million and $9.0 million for the three and nine months ended September 30, 2012, of which $748,000 and $2.3 million was included in costs of revenues, respectively, and $2.2 million and $6.7 million was recorded in SGA expenses, respectively. Share-based compensation expense related to stock option awards was $3.0 million and $8.8 million for the three and nine months ended September 30, 2013, of which $748,000 and $2.2 million was included in costs of revenues, respectively, and $2.2 million and $6.6 million was recorded in SGA expenses, respectively.

At September 30, 2013, the unrecognized compensation expense related to stock option grants was $12.9 million, with a remaining weighted average life of 1.5 years.

A summary of option activity for the nine months ended September 30, 2013 is as follows:

		Weighted average	Weighted average remaining	Aggregate intrinsic value
	Number of options	exercise price	contractual life (years)	(in thousands)
Outstanding at December 31, 2012	9,463,657	$11.76
Options granted	525,100	16.68
Options forfeited	(344,052)	15.92
Options exercised	(1,517,855)	8.62
Outstanding at September 30, 2013	8,126,850	$12.49	7.6	$111,758

Exercisable at September 30, 2013	4,788,361	$11.71	7.1	$68,388

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of stock options exercised during the nine months ended September 30, 2013 was $18.0 million.

Restricted Stock and Restricted Stock Units

The Company has granted members of the Board of Directors, certain employees and outside consultants, time lapse restricted stock and RSUs which vest after a stipulated number of years from the grant date depending on the terms of the issue. The fair value of shares of restricted stock and RSUs is determined based upon the market price of the underlying common stock as of the date of grant. Time lapse restricted shares issued and RSUs vest over one, two and three-year periods. The agreements under which the restricted stock and RSUs are issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the stock plans have been satisfied. The restriction on these awards could expire earlier than the stipulated time frame in the event of a change in control or merger or other acquisition. Share-based compensation expense related to shares of restricted stock and RSUs was $122,000 and $420,000 in the three and nine months ended September 30, 2012, respectively, all of which is included in SGA expenses. Share-based compensation expense related to shares of restricted stock and RSUs was $1.1 million and $2.8 million in the three and nine months ended September 30, 2013, respectively, all of which is included in SGA expenses.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

The following is a summary of non-vested restricted share and RSU activity for the nine months ended September 30, 2013:

	Number of awards	Weighted average grant date fair value
Non-vested awards at December 31, 2012	189,412	$13.68
Awards granted	655,985	15.58
Awards vested	(75,370)	13.40
Awards forfeited	(19,540)	14.06
Non-vested awards at September 30, 2013	750,487	$15.36

The total fair value of vested RSUs and shares of restricted stock during the nine months ended September 30, 2012 and 2013 was $425,000 and $1.0 million, respectively. At September 30, 2013, total unrecognized compensation cost related to non-vested restricted shares and RSUs was $8.4 million, which is expected to be recognized over a weighted average period of 2.1 years.

During the three months ended September 30, 2013, the Company has recorded a reduction in share-based compensation expense of $257,000 and during the nine months ended September 30, 2013, the Company has recorded share-based compensation expense of $630,000 related to a 2013 incentive compensation plan, all of which was recorded in SGA expenses. This amount is recorded within the Company’s accrued expenses in its Consolidated Balance Sheets. The compensation plan has both a 2013 annual performance metric and subsequent service requirement. If the performance metric is met, the associated liability will be settled in the first quarter of 2014 with an indeterminate number of restricted shares which will vest equally on June 1, 2014 and June 1, 2015.

(o)               Fair Value Measurements

The Company’s financial liabilities, which are measured at fair value on a recurring basis, in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), are categorized using the fair value hierarchy at December 31, 2012 and September 30, 2013, and are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2012
Financial instruments:
Interest rate swap	$—	$101	$—	$101
Contingent consideration	—	—	846	846

As of September 30, 2013
Financial instruments:
Contingent consideration	$—	$—	$424	$424
Foreign currency derivative	—	272	—	272

The fair value of the interest rate swap was determined using observable market inputs, such as current interest rates, and considers nonperformance risk of the Company and that of its counterparties. The interest rate swap matured in July of 2013 and the Company has no further obligation associated with this agreement.

The contingent consideration relates to earnout provisions recorded in conjunction with certain acquisitions completed in 2009 and 2010. Of the total decrease in fair value of the contingent consideration of $422,000 in the nine months ended September 30, 2013, $343,000 was settled as cash consideration to satisfy installments related to a 2009 and 2010 acquisition, $110,000 of the change in value relates to the release of a restriction associated with shares previously issued related to a 2009 acquisition, offset by an increase of $31,000 recorded in interest and other expenses, net in the Consolidated Statements of Comprehensive Income (Loss) due to changes in the fair value of the contingent consideration.

The fair value of the foreign currency derivative was determined using observable market inputs such as current foreign exchange rates and considers nonperformance risk of the Company and that of its counterparties.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

(p)              Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are recorded as a component of stockholders’ equity but are excluded from net loss. The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments, reported net of tax as appropriate, from those subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses, reported net of tax as appropriate, resulting from its net investment hedge of its Australian and U.K. subsidiaries. The changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2013 are as follows (in thousands):

	Foreign Currency Translation	Net investment hedge - foreign exchange contract	Net investment hedge - Australian denominated debt	Total
Balance at January 1, 2013	$3,356	$—	$(173)	$3,183
Other comprehensive income (loss), net of tax	(7,453)	138	379	(6,936)
Balance at September 30, 2013	$(4,097)	$138	$206	$(3,753)

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

Accounting Pronouncements Not Yet Adopted

In July 2013, the FASB issued ASU No.2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”) which amends accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists. This new guidance requires entities, if certain criteria are met, to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The provisions of ASU 2013-11 are effective for fiscal years and interim periods beginning after December 15, 2013, and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company intends to adopt the provisions of this ASU in the first quarter of 2014 and is currently evaluating the potential impact on its financial position, results of operations and cash flows.

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

The Company has accounted for all business combinations using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The Company recorded, based on a preliminary purchase price allocation, intangible assets representing client relationships, tradenames, covenants not-to-compete, and technology and the excess of purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed and the separately recognized intangible assets has been recorded as goodwill in the accompanying consolidated financial statements. The goodwill is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence. The results of operations are reflected in the consolidated financial statements of the Company from the date of acquisition.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

(a)              2012 Acquisitions

In 2012, the Company completed the following individually insignificant acquisitions with an aggregate purchase price of $109.5 million, comprised of $112.3 million cash consideration less cash acquired of $2.9 million, and 6,190 shares of the Company’s common stock with an estimated fair value of $85,000. In conjunction with these 2012 acquisitions, the Company incurred transaction costs of $1.3 million, none of which was incurred in the three months ended September 30, 2013 and of which $28,000 were incurred in the nine months ended September 30, 2013, and of which $813,000 and $1.2 million were incurred in the three and nine months ended September 30, 2012. These amounts are reported in SGA expenses in the Company’s accompanying Consolidated Statements of Comprehensive Income (Loss). These acquisitions expanded the geographic coverage and, to a lesser extent, enhanced the service offering of the Company.

Company name	Form of acquisition	Date of acquisition
Makos Health Associates Corp	Substantially all of the assets and assumed certain liabilities	July 12, 2012
MedHealth Holdings Pty Limited	100% of the outstanding common stock	August 31, 2012
PMG	100% of the outstanding common stock	December 19, 2012

The preliminary allocation of consideration for these acquisitions is summarized as follows (in thousands):

	Preliminary purchase price allocation December 31, 2012	Adjustments/ reclassifications	Preliminary purchase price allocation September 30, 2013
Equipment and leasehold improvements	$850	$—	$850
Customer relationships	44,413	—	44,413
Tradename	11,901	—	11,901
Covenants not-to-compete	313	—	313
Technology	666	—	666
Goodwill	60,373	5,629	66,002
Net deferred tax liability associated with step-up in book basis	(9,610)	(5,836)	(15,446)
Assets acquired and liabilities assumed, net	269	557	826
Totals	$109,175	$350	$109,525

In 2013, the Company recorded adjustments to working capital resulting in an increase in total consideration paid of $350,000. Additionally, the Company recorded adjustments relating to the final estimated tax values associated with foreign tax limitations. Goodwill of $59.1 million and other intangible assets of $50.2 million are expected to be deductible for U.S. federal income tax purposes, a portion of which give rise to annual foreign tax credit limitations subject to the provisions of IRC Section 901(m). The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurement of fair value set forth above related to PMG is subject to change as this acquisition is still within the one year measurement period. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

(b)              Pro Forma Financial Information

The unaudited pro forma results of operations for the three and nine months ended September 30, 2012 assumes that the 2012 acquisitions were completed on January 1, 2011. There we no acquisitions completed in the three and nine months ended September 30, 2013 and thus there are no differences between the reported and pro forma results of operations.

For the three and nine months ended September 30, 2012, pro forma revenues were $145.2 million and $431.2 million, respectively. For the three and nine months ended September 30, 2012, pro forma net loss per share, on both a basic and diluted basis, was $0.13 and $0.46, respectively.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

For the three and nine months ended September 30, 2012, the pro forma results include adjustments to reflect additional interest expense of $1.4 million and $4.8 million, respectively, associated with the funding of the acquisitions assuming that acquisition related debt was incurred on January 1, 2011. In addition, incremental depreciation and amortization expense was recorded as if the acquisitions had occurred on January 1, 2011 and amounted to $2.3 million and $8.7 million for the three and nine months ended September 30, 2012, respectively. Finally, adjustments of $1.6 million and $591,000 were made to reduce SGA expenses for the three and nine months ended September 30, 2012, respectively, principally related to certain salary and other personal expenses attributable to the previous owners of the acquired businesses. These adjustments represent contractual reductions and are considered to be non-recurring and are not expected to have a continuing impact on the operations of the Company.

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective as of January 1, 2011 or of future operations of the Company.

(4)               Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements at December 31, 2012 and September 30, 2013, consist of the following (in thousands):

	Estimated useful lives (years)			December 31, 2012	September 30, 2013
Building		15		$600	$600
Computer and office equipment		3		15,557	18,472
Furniture and fixtures	3	to	5	2,586	3,225
Leasehold improvements		Lease term		1,877	2,740
				20,620	25,037
Less accumulated depreciation and amortization				10,287	14,300
Total				$10,333	$10,737

Depreciation expense for the three and nine months ended September 30, 2012 was $1.4 million and $4.0 million, respectively. Depreciation expense for the three and nine months ended September 30, 2013 was $1.4 million and $4.2 million, respectively.

 (5)              Goodwill and Intangible Assets

Goodwill at December 31, 2012 and September 30, 2013 consists of the following (in thousands):

	December 31, 2012	September 30, 2013
Balance at beginning of period	$300,260	$370,143
Goodwill acquired during the period	60,373	—
Adjustments to prior year acquisitions	7,109	5,629
Effect of foreign currency translation	2,401	(6,947)
Balance at end of period	$370,143	$368,825

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Intangible assets at December 31, 2012 and September 30, 2013, consist of the following (in thousands):

				December 31, 2012
	Estimated useful lives (months)			Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	40	to	60	$204,699	$(90,040)	$114,659
Tradenames	45	to	84	60,620	(24,413)	36,207
Covenants not-to-compete		36		3,116	(2,313)	803
Technology	24	to	40	7,530	(6,303)	1,227
Totals				$275,965	$(123,069)	$152,896

				September 30, 2013
	Estimated useful lives (months)			Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	40	to	60	$199,889	$(122,907)	$76,982
Tradenames	45	to	84	59,395	(33,211)	26,184
Covenants not-to-compete		36		3,744	(2,734)	1,010
Technology	24	to	40	7,478	(7,148)	330
Totals				$270,506	$(166,000)	$104,506

The aggregate intangible amortization expense was $13.1 million and $38.2 million for the three and nine months ended September 30, 2012, respectively. The aggregate intangible amortization expense was $14.5 million and $43.9 million for the three and nine months ended September 30, 2013, respectively.

The estimated future amortization expense of intangible assets is as follows (in thousands):

Amount

Three months ended December 31, 2013	$13,093
Year ended December 31:
2014	38,292
2015	28,921
2016	15,393
2017	8,391
Thereafter	416
Total	$104,506

(6)              Accrued Expenses

Accrued expenses at December 31, 2012 and September 30, 2013 consist of the following (in thousands):

	December 31, 2012	September 30, 2013
Accrued compensation and benefits	$7,217	$9,848
Accrued selling and professional fees	5,777	5,768
Accrued income, value added and other taxes	17,256	15,152
Accrued medical panel fees	2,646	2,804
Other accrued expenses	3,099	4,200
Total	$35,995	$37,772

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

(7)               Stockholders’ Equity

During the nine months ended September 30, 2013, the Company issued approximately 1.5 million shares of common stock to settle options exercised during the period.

During the nine months ended September 30, 2013, the Company issued approximately 59,000 shares of common stock to settle warrants exercised during the period.

During the nine months ended September 30, 2013, the Company issued approximately 231,000 shares of restricted stock with a fair value of $3.2 million to certain officers and employees for services to be provided during the next three years. The Company is recording the expense related to these awards in SGA expenses over the requisite service period.

During the nine months ended September 30, 2013, the Company issued approximately 20,000 shares of restricted stock with a fair value of $485,000 to the members of the Board of Directors as compensation for services to be provided in the upcoming year. The Company is recording the expense related to these awards in SGA expenses over the one-year service period.

During the nine months ended September 30, 2013, the Company issued approximately 37,000 shares of common stock to settle vested restricted stock units granted in early 2013 as compensation to certain employees for services provided in the year ended December 31, 2012. The Company recorded the expense related to these awards in SGA expenses over the requisite service period.

During the nine months ended September 30, 2013, the Company did not repurchase any shares under the share repurchase program. As of September 30, 2013, the Company has approximately 905,000 shares of common stock held as treasury shares with an average value of $9.38 per share, and the ability to repurchase an additional $10.2 million in shares of its common stock.

(8)               Related Party Transactions

The Senior Secured Revolving Credit Facility contains a provision requiring the Company to use a third party to perform financial due diligence for acquisitions exceeding a certain size. With the approval of the senior lender, the Company engaged RedRidge Finance Group (“RedRidge”) to assist it with financial due diligence and incurred $40,000 and $160,000 in fees pertaining to acquisition-related work performed during the three and nine months ended September 30, 2012, respectively. The Company incurred $16,000 and $67,000 in fees pertaining to acquisition-related work performed during the three and nine months ended September 30, 2013, respectively. P&P Investment, LLC (“P&P”), a company owned by Richard Perlman and James Price, the Executive Chairman and Chief Executive Officer, respectively, of the Company, is a minority owner and lender to RedRidge. Prior to August 1, 2013, P&P, Mr. Perlman and Mr. Price waived any ownership right P&P had to any portion of the diligence fees paid by the Company to RedRidge. This waiver terminated as of August 1, 2013.

In June 2010, the Company entered into a lease agreement with Compass Partners ("Compass"), an entity owned and controlled by Mr. Perlman, the Executive Chairman, for corporate office space located at 655 Madison Avenue, 23rd Floor, New York, NY. Pursuant to the lease, which runs from April 1, 2010 through June 30, 2014, the Company paid Compass a rental fee of $10,080 per month in 2010, which fee was subject to increase commencing January 1, 2011 based on a proportionate pass through of base rent increases and increases for property taxes and building operating expenses. In the three and nine months ended September 30, 2012, the Company paid Compass $31,000 and $94,000 in rental payments, respectively. In the three and nine months ended September 30, 2013, the Company paid Compass $48,000 and $112,000 in rental payments, respectively.

(9)               Commitments and Contingencies

(a)               Lease Commitments

The Company and its subsidiaries lease office space and office related equipment under noncancelable operating leases with various expiration dates from 2013 through 2023.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Future minimum lease payments under the operating leases for the three months ended December 31, 2013 and in each of the years subsequent to December 31, 2013 are as follows (in thousands):

Amount
Three months ended December 31, 2013	$3,228
Year ended December 31:
2014	11,573
2015	10,023
2016	6,995
2017	5,280
Thereafter	7,731
Total	$44,830

Related rent expense was $2.4 million and $7.1 million for the three and nine months ended September 30, 2012, respectively. Related rent expense was $3.1 million and $9.2 million for the three and nine months ended September 30, 2013, respectively.

(b)               Employee Benefit Plans

The Company and certain of its subsidiaries each sponsor separate voluntary defined contribution pension plans. The plans cover employees that meet specific age and length of service requirements. The Company and certain of its subsidiaries have various matching and vesting arrangements within their individual plans. For the three and nine months ended September 30, 2012, the Company recorded $149,000 and $380,000 in compensation expense related to these plans, respectively. For the three and nine months ended September 30, 2013, the Company recorded $144,000 and $ 421,000 in compensation expense related to these plans, respectively.

(10)            Long-Term Debt

	December 31, 2012	September 30, 2013
	(In thousands)
Senior Unsecured Notes Payable (a)	$250,000	$250,000
Senior Secured Revolving Credit Facility, Bank of America, N.A. (b)	99,926	66,596
Working capital facilities, Barclays (c)	34,459	34,630
Various subordinated unsecured notes payable; maturing at various dates from 2011 through 2014 (d)	575	314
	384,960	351,540
Less current portion	6,258	314
	$378,702	$351,226

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

As of September 30, 2013, the Company had $66.6 million outstanding under the Senior Secured Revolving Credit Facility, resulting in $195.9 million of undrawn commitments. The credit agreement governing the Company’s Senior Secured Revolving Credit Facility contains restrictive covenants, including among other things, financial covenants which may limit the amount of borrowings available.

(c)           On September 29, 2010, the Company’s indirect 100% owned subsidiary UKIM entered into a Sales Finance Agreement (the “UKIM SFA”) with Barclays Bank PLC (“Barclays”), pursuant to which Barclays provides UKIM a working capital facility of up to £5,000,000, subject to the terms and conditions of the UKIM SFA. The working capital facility bore a discount margin of 2.5% over Base Rate and serves to finance UKIM’s unpaid account receivables.  The working capital facility had a minimum term of 36 months. On June 28, 2013, UKIM entered into an amendment to extend the term of the existing UKIM SFA by 24 months from June 28, 2013, to amend the discount margin to 2.4% over Base Rate (0.5% rate on September 30, 2013) and to provide that payments by UKIM for certain non-working capital purposes are permitted under the UKIM SFA. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of September 30, 2013, UKIM had $7.3 million outstanding under the working capital facility, resulting in approximately $729,000 in availability.

On May 12, 2011, the Company’s indirect 100% owned subsidiary Premex entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays provides Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on September 30, 2013) and serves to finance Premex’s unpaid account receivables.  The working capital facility had a minimum term of 36 months. On June 28, 2013, Premex entered into an amendment to extend the term of the existing Premex SFA by 24 months from June 28, 2013, and to provide that payments by Premex for certain non-working capital purposes are permitted under the Premex SFA. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of September 30, 2013, Premex had $27.3 million outstanding under the working capital facility, resulting in approximately $15.5 million in availability.

(d)           During 2009 and 2010, the Company issued seller debt in the form of subordinated unsecured notes payable with an estimated fair value of approximately $6.9 million relating to certain acquisitions. These notes are unsecured and subordinated to the Senior Secured Revolving Credit Facility and the Senior Unsecured Notes issued in July 2011. Five notes payable totaling $4.4 million bore interest at 6%, and were payable quarterly with amounts ranging between $50,000 and $76,000, with maturity dates ranging from August 2011 through March 2013. The remaining balance of the notes payable, $2.5 million, are noninterest bearing and are payable annually with amounts ranging between $250,000 and $750,000, maturing in 2014. The Company made principal payments totaling $270,000 during the nine months ended September 30, 2013.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

As of September 30, 2013, future maturities of long-term debt were as follows (in thousands):

Amount
Three months ended December 31, 2013	$—
Year ended December 31:
2014	314
2015	34,630
2016	66,596
2017	—
Thereafter	250,000
Total	$351,540

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

In August 2008, in order to protect against interest rate exposure on its variable-rate debt, the Company entered into an interest rate swap to fix the interest rate applicable to certain of its variable-rate debt. The agreement swapped one-month LIBOR for a fixed interest rate of 4.36% with a notional amount of $4.8 million as of December 31, 2012. The interest rate swap agreement matured on July 15, 2013. The Company did not meet the criteria for hedge accounting under ASC 815, thus the difference between its amortized cost and its fair value resulted in an unrealized gain at September 30, 2012 and 2013 of $169,000 and $101,000 respectively, and such amount was reported in interest and other expenses, net on the accompanying Consolidated Statements of Comprehensive Income (Loss).

In September 2012, in order to protect against foreign currency exposure on its Australian operations, the Company borrowed in Australian dollars under the Senior Secured Revolving Credit Facility as a hedge of its net investment in Australia related to the MedHealth acquisition. The Company had outstanding debt of approximately AUD$50.0 million that was designated as a hedge of its net investment in Australia as of December 31, 2012. This non-derivative net investment hedge was classified as long-term debt in the Company’s Consolidated Balance Sheets. In accordance with ASC 815, the translation of this debt instrument designated as a net investment hedge is recorded in accumulated other comprehensive loss, offsetting the currency translation adjustment of the related net investment that is also recorded in accumulated other comprehensive loss. The AUD$ denominated debt was paid off in full in the second quarter of 2013 and as of September 30, 2013, all outstanding debt under the Senior Secured Revolving Credit Facility is denominated in U.S. dollars.

Beginning in the second quarter of 2013, in order to protect against foreign currency exposure in its Australian operations, the Company entered into forward foreign currency contracts as a hedge of AUD $60.0 million of its net investment in Australia. Beginning in the third quarter of 2013, the Company also entered into forward foreign currency contracts as a hedge of £40.0 million of its net investment in the U.K. The Company settled certain of its hedge positions in the second and third quarters of 2013 and received $500,000 in net proceeds. This amount was classified in other comprehensive income in the Company’s Consolidated Balance Sheet, offsetting the currency translation adjustment of the related net investment that is also recorded in accumulated other comprehensive loss, and is reported net of the effect of income taxes. As of September 30, 2013, the Company had a net liability of $272,000 recorded in other current liabilities with the offsetting unrealized loss being recorded in accumulated other comprehensive loss in its Consolidated Balance Sheets associated with open forward foreign currency contracts which matured on October 30, 2013.

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

As of December 31, 2012, the liability related to unrecognized tax benefits was approximately $327,000. The Company recorded an additional liability of $9,000 in the nine months ended September 30, 2013 related to interest and penalties on prior year tax positions. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

The following table summarizes the activity related to the unrecognized tax benefits for the period ended September 30, 2013 (in thousands):

Balance at January 1, 2013	$327
Increase to prior year tax positions	9
Increase to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—
Decrease related to settlements	—
Balance at September 30, 2013	$336

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

(13)            Segment and Geographical Information

The Company applies the provisions of ASC Topic 280, Segment Reporting, (“ASC Topic 280”). ASC 280, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. Based on the provisions of ASC 280, the Company has determined that it operates in one segment. The Company manages its resources and assesses its performance on an enterprise-wide basis. The Company’s product groups qualify for aggregation under ASC 280 due to their similarities in customer base, economic characteristics, and the nature of products and services provided. Additionally, for the three and nine months ended September 30, 2012 and 2013, each of the Company’s peer review, bill review, and related services, comprised less than 10% of the Company’s consolidated revenues.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Information relating to the Company’s revenues and long-lived assets by geography is as follows (in thousands):

Revenues:	For the three months ended September 30,		For the nine months ended September 30,
	2012	2013	2012	2013
United States	$84,784	$93,963	$260,442	$280,634
Canada	6,553	7,290	20,457	22,986
United Kingdom	33,521	34,604	95,474	103,645
Australia	5,227	16,497	5,227	49,940
Total	$130,085	$152,354	$381,600	$457,205

Long-lived assets: (1)	December 31, 2012	September 30, 2013
United States	$337,831	$321,286
Canada	34,919	26,242
United Kingdom	99,140	95,409
Australia	94,291	78,415
Total	$566,181	$521,352

(1)  Long-lived assets are noncurrent assets excluding deferred tax assets and deferred financing costs.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

(14)            Condensed Consolidating Financial Information of Guarantor Subsidiaries

The Company has outstanding certain indebtedness that is guaranteed by all of its U.S. subsidiaries. However, the indebtedness is not guaranteed by the Company’s foreign subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis, and are full and unconditional. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of December 31, 2012 and September 30, 2013, and for the three and nine months ended September 30, 2012 and 2013 is presented below. The Company (issuer of the Senior Unsecured Notes) was formed in June 2010 to implement a holding company organizational structure. As a result, all operating activities are conducted through the Company’s 100% owned subsidiaries. On August 31, 2012, the Company acquired 100% of the outstanding common stock of MedHealth Holdings Pty Limited ("MedHealth"), an Australian entity. In connection with this acquisition, the Company formed a new Delaware holding company, ExamWorks AP, Inc. (“ExamWorks AP”). ExamWorks AP was added to the Indenture as a guarantor of the Senior Unsecured Notes and is a direct subsidiary of the Company.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended September 30, 2012

(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals
Revenues	$84,785	$45,300	$—	$130,085
Costs and expenses:
Costs of revenues	60,025	26,055	—	86,080
Selling, general and administrative expenses	15,003	13,278	—	28,281
Depreciation and amortization	8,480	5,978	—	14,458
Total costs and expenses	83,508	45,311	—	128,819
Income (loss) from operations	1,277	(11)	—	1,266
Interest and other expenses, net	5,937	1,609	—	7,546
Loss before income taxes	(4,660)	(1,620)	—	(6,280)
Provision (benefit) for income taxes	(3,692)	2,038	—	(1,654)
Net loss	$(968)	$(3,658)	$—	$(4,626)

Comprehensive Income (Loss):
Net loss	$(968)	$(3,658)	$—	$(4,626)
Foreign currency translation adjustments, net of tax	(159)	4,572	—	4,413
Total comprehensive income (loss)	$(1,127)	$914	$—	$(213)

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Comprehensive Loss for the nine months ended September 30, 2012

(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals
Revenues	$260,442	$121,158	$—	$381,600
Costs and expenses:
Costs of revenues	182,747	68,729	—	251,476
Selling, general and administrative expenses	47,449	37,193	—	84,642
Depreciation and amortization	25,881	16,364	—	42,245
Total costs and expenses	256,077	122,286	—	378,363
Income (loss) from operations	4,365	(1,128)	—	3,237
Interest and other expenses, net	16,391	3,902	—	20,293
Loss before income taxes	(12,026)	(5,030)	—	(17,056)
Provision (benefit) for income taxes	(6,938)	2,138	—	(4,800)
Net loss	$(5,088)	$(7,168)	$—	$(12,256)

Comprehensive Loss:
Net loss	$(5,088)	$(7,168)	$—	$(12,256)
Foreign currency translation adjustments, net of tax	(159)	5,286	—	5,127
Total comprehensive loss	$(5,247)	$(1,882)	$—	$(7,129)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended September 30, 2013

(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals

Revenues	$93,963	$58,391	$—	$152,354
Costs and expenses:
Costs of revenues	66,733	34,098	—	100,831
Selling, general and administrative expenses	15,902	15,718	—	31,620
Depreciation and amortization	7,730	8,180	—	15,910
Total costs and expenses	90,365	57,996	—	148,361
Income from operations	3,598	395	—	3,993
Interest and other expenses, net	5,512	1,804	—	7,316
Loss before income taxes	(1,914)	(1,409)	—	(3,323)
Provision (benefit) for income taxes	(3,451)	2,379	—	(1,072)
Net income (loss)	$1,537	$(3,788)	$—	$(2,251)

Comprehensive Income (Loss):
Net income (loss)	$1,537	$(3,788)	$—	$(2,251)
Foreign currency translation adjustments, net of tax	(2,166)	5,212	—	3,046
Total comprehensive income (loss)	$(629)	$1,424	$—	$795

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Comprehensive Loss for the nine months ended September 30, 2013

(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals

Revenues	$280,634	$176,571	$—	$457,205
Costs and expenses:
Costs of revenues	197,937	102,396	—	300,333
Selling, general and administrative expenses	51,306	47,647	—	98,953
Depreciation and amortization	24,609	23,449	—	48,058
Total costs and expenses	273,852	173,492	—	447,344
Income from operations	6,782	3,079	—	9,861
Interest and other expenses, net	16,859	5,687	—	22,546
Loss before income taxes	(10,077)	(2,608)	—	(12,685)
Provision (benefit) for income taxes	(8,329)	4,270	—	(4,059)
Net loss	$(1,748)	$(6,878)	$—	$(8,626)

Comprehensive Loss:
Net loss	$(1,748)	$(6,878)	$—	$(8,626)
Foreign currency translation adjustments, net of tax	516	(7,452)	—	(6,936)
Total comprehensive loss	$(1,232)	$(14,330)	$—	$(15,562)

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet as of December 31, 2012

(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$4,125	$4,502	$—	$—	$8,627
Accounts receivable, net	43,939	100,737	—	—	144,676
Other receivables	17	4	—	—	21
Prepaid expenses	2,723	2,613	—	—	5,336
Deferred tax assets	37	—	—	(21)	16
Other current assets	—	1,213	—	—	1,213
Total current assets	50,841	109,069	—	(21)	159,889
Property, equipment and leasehold improvements, net	8,339	1,994	—	—	10,333
Goodwill	258,890	111,253	—	—	370,143
Intangible assets, net	62,420	90,476	—	—	152,896
Long-term accounts receivable, less current portion	—	31,708	—	—	31,708
Deferred tax assets, noncurrent	61	4,112	—	—	4,173
Deferred financing costs, net	—	—	10,258	—	10,258
Other assets	495	606	—	—	1,101
Total assets	$381,046	$349,218	$10,258	$(21)	$740,501
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$14,756	$32,184	$—	$—	$46,940
Accrued expenses	8,067	27,928	—	—	35,995
Accrued interest expense	—	—	10,918	—	10,918
Deferred revenue	103	3,848	—	—	3,951
Current portion of subordinated unsecured notes payable	275	—	—	—	275
Deferred tax liability	—	21	—	(21)	—
Current portion of contingent earnout obligation	91	—	—	—	91
Current portion of working capital facilities	—	5,983	—	—	5,983
Other current liabilities	2,226	3,747	—	—	5,973
Total current liabilities	25,518	73,711	10,918	(21)	110,126
Senior unsecured notes payable	—	—	250,000	—	250,000
Senior secured revolving credit facility and working capital facilities, less current portion	—	28,476	99,926	—	128,402
Long-term subordinated unsecured notes payable, less current portion	300	—	—	—	300
Other long-term liabilities	1,493	6,032	—	—	7,525
Total liabilities	27,311	108,219	360,844	(21)	496,353
Commitments and contingencies
Stockholders’ equity (deficit) (1)	353,735	240,999	(350,586)	—	244,148
Total liabilities and stockholders' equity (deficit)	$381,046	$349,218	$10,258	$(21)	$740,501

(1) Includes intercompany investments in subsidiaries.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet as of September 30, 2013

(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$1,193	$10,852	$—	$—	$12,045
Accounts receivable, net	45,633	113,682	—	—	159,315
Other receivables	29	—	—	—	29
Prepaid expenses	2,583	3,429	—	—	6,012
Deferred tax assets	7	—	—	(4)	3
Other current assets	—	1,211	—	—	1,211
Total current assets	49,445	129,174	—	(4)	178,615
Property, equipment and leasehold improvements, net	7,428	3,309	—	—	10,737
Goodwill	248,999	119,826	—	—	368,825
Intangible assets, net	41,874	62,632	—	—	104,506
Long-term accounts receivable, less current portion	—	35,809	—	—	35,809
Deferred tax assets, noncurrent	11,187	5,256	—	—	16,443
Deferred financing costs, net	—	106	8,638	—	8,744
Other assets	490	985	—	—	1,475
Total assets	$359,423	$357,097	$8,638	$(4)	$725,154
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$15,729	$35,259	$—	$—	$50,988
Accrued expenses	2,587	35,185	—	—	37,772
Accrued interest expense	—	—	4,836	—	4,836
Deferred revenue	100	5,748	—	—	5,848
Current portion of subordinated unsecured notes payable	314	—	—	—	314
Deferred tax liability	—	4	—	(4)	—
Other current liabilities	2,001	4,080	—	—	6,081
Total current liabilities	20,731	80,276	4,836	(4)	105,839
Senior unsecured notes payable	—	—	250,000	—	250,000
Senior secured revolving credit facility and working capital facilities	—	34,630	66,596	—	101,226
Other long-term liabilities	1,335	6,400	—	—	7,735
Total liabilities	22,066	121,306	321,432	(4)	464,800
Commitments and contingencies
Stockholders’ equity (deficit) (1)	337,357	235,791	(312,794)	—	260,354
Total liabilities and stockholders' equity (deficit)	$359,423	$357,097	$8,638	$(4)	$725,154

(1) Includes intercompany investments in subsidiaries.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2012

(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals

Net cash provided by operating activities	$10,938	$4,149	$—	$15,087
Investing activities:
Cash proceeds from (paid for) acquisitions, net	(96,942)	1,141	—	(95,801)
Purchases of equipment and leasehold improvements, net	(4,379)	(478)	—	(4,857)
Working capital and other settlements for acquisitions	(857)	1,404	—	547
Net cash provided by (used in) investing activities	(102,178)	2,067	—	(100,111)
Financing activities:
Borrowings under senior secured revolving credit facility	—	—	160,640	160,640
Proceeds from the exercise of options and warrants	—	—	1,254	1,254
Net repayments of working capital facilities	—	(5,517)	—	(5,517)
Purchases of stock for treasury	—	—	(387)	(387)
Payment of deferred financing costs	—	—	(1,034)	(1,034)
Repayment of subordinated unsecured notes payable	(975)	—	—	(975)
Repayments under senior secured revolving credit facility	—	—	(71,000)	(71,000)
Intercompany investments and other	89,378	—	(89,473)	(95)
Net cash provided by (used in) financing activities	88,403	(5,517)	—	82,886
Exchange rate impact on cash and cash equivalents	—	128	—	128
Net increase (decrease) in cash and cash equivalents	(2,837)	827	—	(2,010)
Cash and cash equivalents, beginning of period	6,044	2,372	—	8,416
Cash and cash equivalents, end of period	$3,207	$3,199	$—	$6,406

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2013

(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidated Totals

Net cash provided by operating activities	$13,477	$9,241	$—	$22,718
Investing activities:
Purchases of equipment and leasehold improvements, net	(2,170)	(2,588)	—	(4,758)
Working capital and other settlements for acquisitions	(444)	(125)	—	(569)
Proceeds from foreign currency net investment hedge	500	—	—	500
Other	(332)	—	—	(332)
Net cash used in investing activities	(2,446)	(2,713)	—	(5,159)
Financing activities:
Borrowings under senior secured revolving credit facility	—	—	103,597	103,597
Proceeds from the exercise of options and warrants	—	—	13,089	13,089
Excess tax benefit related to share-based compensation	—	—	5,974	5,974
Net borrowings under working capital facilities	—	215	—	215
Payment of deferred financing costs	—	(116)	(52)	(168)
Repayment of subordinated unsecured notes payable	(270)	—	—	(270)
Repayment under senior secured revolving credit facility	—	—	(136,301)	(136,301)
Intercompany investments and other	(13,693)	—	13,693	—
Net cash provided by (used in) financing activities	(13,963)	99	—	(13,864)
Exchange rate impact on cash and cash equivalents	—	(277)	—	(277)
Net increase (decrease) in cash and cash equivalents	(2,932)	6,350	—	3,418
Cash and cash equivalents, beginning of period	4,125	4,502	—	8,627
Cash and cash equivalents, end of period	$1,193	$10,852	$—	$12,045

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

We provide our clients with the local presence, expertise and broad geographic coverage they increasingly require. Our size and geographic reach give our clients access to our medical panel of credentialed physicians and other medical providers and our proprietary information technology infrastructure that has been specifically designed to streamline the complex process of coordinating referrals, scheduling appointments, complying with regulations and client reporting. Our primary service is to provide IMEs that give our clients authoritative and accurate answers to questions regarding the nature and permanency of medical conditions or personal injury, their cause and appropriate treatment. Additionally, we provide peer and bill reviews, which consist of medical opinions by members of our medical panel without conducting physical exams, and the review of physician and hospital bills to examine medical care rendered and its conformity to accepted standards of care. Prior to our acquisition of MES Group (“MES”) in February 2011, we marketed our services primarily under the ExamWorks brand.  Beginning with the MES acquisition and subsequently following the Premex and MedHealth acquisitions, we began to market our services under several brands, including but not limited to, ExamWorks, MES, Premex and MedHealth.

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

Results of Operations

The following table sets forth our Consolidated Statements of Operations data for each of the periods indicated (in thousands except share and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2013	2012	2013
Revenues	$130,085	$152,354	$381,600	$457,205
Costs and expenses:
Costs of revenues	86,080	100,831	251,476	300,333
Selling, general and administrative expenses	28,281	31,620	84,642	98,953
Depreciation and amortization	14,458	15,910	42,245	48,058
Total costs and expenses	128,819	148,361	378,363	447,344
Income from operations	1,266	3,993	3,237	9,861
Interest and other expenses, net	7,546	7,316	20,293	22,546
Loss before income taxes	(6,280)	(3,323)	(17,056)	(12,685)
Benefit for income taxes	(1,654)	(1,072)	(4,800)	(4,059)
Net loss	$(4,626)	$(2,251)	$(12,256)	$(8,626)

Per share data
Net loss per share — basic and diluted	$(0.14)	$(0.06)	$(0.36)	$(0.25)

Weighted average number of common shares outstanding — basic and diluted	34,116,062	35,560,227	34,092,093	34,997,335

Other Financial Data:
Adjusted EBITDA(1)	$20,182	$23,885	$59,457	$71,896

(1)

Adjusted EBITDA is a non-U.S. generally accepted accounting principles (“U.S GAAP”) measure that is described and reconciled to net loss in the next section and is not a substitute for the U.S. GAAP equivalent.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Adjusted EBITDA

In connection with the ongoing operation of our business, our management regularly reviews Adjusted EBITDA, a non-U.S. GAAP financial measure, to assess our performance. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, acquisition-related transaction costs, share-based compensation expenses, and other expenses. We believe that Adjusted EBITDA is an important measure of our operating performance because it allows management, lenders, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of changes to our capitalization structure, acquisition related costs, income tax status, and other items of a non-operational nature that affect comparability.

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

The following table presents a reconciliation to Adjusted EBITDA from net loss, the most comparable U.S. GAAP measure, for each of the periods indicated (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
Reconciliation to Adjusted EBITDA	2012	2013	2012	2013
Net loss	$(4,626)	$(2,251)	$(12,256)	$(8,626)
Share-based compensation expense (i)	3,017	3,820	12,562	12,234
Depreciation and amortization expense	14,458	15,910	42,245	48,058
Acquisition-related transaction costs	1,379	186	1,270	1,093
Other expenses(ii)	62	(24)	143	650
Interest and other expenses, net	7,546	7,316	20,293	22,546
Benefit for income taxes	(1,654)	(1,072)	(4,800)	(4,059)
Adjusted EBITDA:	$20,182	$23,885	$59,457	$71,896

(i)

Share-based compensation expense of $748,000 and $2.2 million is included in costs of revenues for the three and nine months ended September 30, 2012 and 2013, respectively, and the remainder is included in SGA expenses.

(ii)	Other expenses consist primarily of integration related expenses, such as facility termination and severance costs, associated with our acquisition strategy.

Comparison of the Three Months Ended September 30, 2013 and 2012

Revenues. Revenues were $152.4 million for the three months ended September 30, 2013 compared to $130.1 million for the three months ended September 30, 2012, an increase of $22.3 million, or 17%. The increase in revenues over the 2012 period was due to the following:

●	$14.1 million, or 11%, was attributable to acquisitions completed in 2012.

●	$8.2 million, or 6%, was due to growth in our existing businesses equally attributable to increased IME service volumes and a favorable change in sales mix.

Actual revenues were $152.4 million for the three months ended September 30, 2013 compared to pro forma revenues of $145.2 million for the three months ended September 30, 2012, representing a 5% increase year over year. There were no acquisitions during the three months ended September 30, 2013 and thus actual revenues are the same as pro forma revenues for the period. The increase in revenues over the 2012 period on a pro forma basis was driven by growth across all of our geographies, equally attributable to increased IME service volumes and a favorable change in sales mix. Pro forma revenues for the three months ended September 30, 2012 assumes that the 2012 acquisitions were completed on January 1, 2011.

Costs of revenues. Costs of revenues were $100.8 million for the three months ended September 30, 2013 compared to $86.1 million for the three months ended September 30, 2012, an increase of $14.8 million, or 17%. The increase in costs of revenues over the 2012 period was due to the following:

●	$9.2 million, or 11%, was attributable to acquisitions completed in 2012.

●	$5.6 million, or 6%, was primarily attributable to increased fees paid to members of our medical panel and, to a lesser extent, an increase in other direct costs.

●	Costs of revenues as a percentage of revenues remained consistent at 66.2% for the three months ended September 30, 2013 and 2012.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Selling, general and administrative. SGA expenses were $31.6 million for the three months ended September 30, 2013 compared to $28.3 million for the three months ended September 30, 2012, an increase of $3.3 million, or 12%. The increase in SGA expenses over the 2012 period was due to the following:

●	$1.9 million, or 7%, was attributable to acquisitions completed in 2012.

●

$1.4 million, or 5%, was primarily attributable to $2.1 million in increased personnel expenses, including share-based compensation, offset by decreased acquisition related transaction costs of $864,000.

Depreciation and amortization. D&A expenses were $15.9 million for the three months ended September 30, 2013 compared to $14.5 million for the three months ended September 30, 2012, an increase of $1.5 million, or 10%. The increase in D&A expenses over the 2012 period was due to the following:

●	$2.3 million, or 16%, was attributable to additional amortization of finite-lived intangible and tangible assets related to acquisitions completed during 2012.

●	A reduction of $830,000, or 6%, was attributable to our existing businesses as historic finite-lived intangible and tangible assets became fully amortized.

Interest and other expenses, net. Interest and other expenses, net were $7.3 million for the three months ended September 30, 2013 compared to $7.5 million for the three months ended September 30, 2012, a decrease of $230,000, or 3%. Interest and other expenses, net decreased primarily due to a realized foreign currency loss in the third quarter of 2012 of $534,000, offset by additional borrowings on our Senior Secured Revolving Credit Facility to fund acquisitions.

Income tax benefit. Income tax benefit was $1.1 million for the three months ended September 30, 2013 compared with $1.7 million for the three months ended September 30, 2012, a decreased benefit of $582,000, or 35%. Our effective income tax rate was 32.3% and 26.3% for the three months ended September 30, 2013 and 2012, respectively. The tax rates in the 2013 and 2012 periods were impacted primarily by foreign tax rate differentials and non-deductible items.

Net loss. For the foregoing reasons, net loss was $2.3 million for the three months ended September 30, 2013 compared to $4.6 million for the three months ended September 30, 2012.

Comparison of the Nine Months Ended September 30, 2013 and 2012

Revenues. Revenues were $457.2 million for the nine months ended September 30, 2013 compared to $381.6 million for the nine months ended September 30, 2012, an increase of $75.6 million, or 20%. The increase in revenues over the 2012 period was due to the following:

●	$54.4 million, or 14%, was attributable to acquisitions completed in 2012.

●	$21.2 million, or 6%, was due to growth in our existing businesses primarily attributable to a favorable change in sales mix and, to a lesser extent, increased IME service volumes.

Actual revenues were $457.2 million for the nine months ended September 30, 2013 compared to pro forma revenues of $431.2 million for the nine months ended September 30, 2012, representing a 6% increase year over year. There were no acquisitions during the nine months ended September 30, 2013 and thus actual revenues are the same as pro forma revenues for the period. The increase in revenues over the 2012 period on a pro forma basis was driven by growth across all of our geographies, due primarily to a favorable change in sales mix, and to a lesser extent, increased IME service volumes. Pro forma revenues for the nine months ended September 30, 2012 assumes that the 2012 acquisitions were completed on January 1, 2011.

Costs of revenues. Costs of revenues were $300.3 million for the nine months ended September 30, 2013 compared to $251.5 million for the nine months ended September 30, 2012, an increase of $48.9 million, or 19%. The increase in costs of revenues over the 2012 period was due to the following:

●	$34.7 million, or 13%, was attributable to acquisitions completed in 2012.

●	$14.2 million, or 6%, was primarily attributable to increased fees paid to members of our medical panel, and, to a lesser extent, an increase in other direct costs.

●	Costs of revenues as a percentage of revenues improved slightly to 65.7% from 65.9% for the nine months ended September 30, 2013 and 2012, respectively.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Selling, general and administrative. SGA expenses were $99.0 million for the nine months ended September 30, 2013 compared to $84.6 million for the nine months ended September 30, 2012, an increase of $14.3 million, or 17%. The increase in SGA expenses over the 2012 period was due to the following:

●	$7.7 million, or 9%, was attributable to acquisitions completed in 2012.

●

$6.6 million, or 8%, was primarily attributable to increased personnel expenses, including share-based compensation, of $4.2 million, with the remainder consisting generally of increased rent, computer related expenses and other professional fees.

Depreciation and amortization. D&A expenses were $48.1 million for the nine months ended September 30, 2013 compared to $42.2 million for the nine months ended September 30, 2012, an increase of $5.8 million, or 14%. The increase in D&A expenses over the 2012 period was due to the following:

●	$8.8 million, or 21%, was due to additional amortization of finite-lived intangible and tangible assets related to acquisitions completed during 2012.

●	A reduction of $3.0 million, or 7%, was attributable to our existing businesses as historic finite-lived intangible and tangible assets became fully amortized.

Interest and other expenses, net. Interest and other expenses, net were $22.5 million for the nine months ended September 30, 2013 compared to $20.3 million for the nine months ended September 30, 2012, an increase of $2.3 million, or 11%. Interest and other expenses, net increased primarily due to increased interest expenses related to additional borrowings on our Senior Secured Revolving Credit Facility to fund acquisitions offset by a realized foreign currency loss of $534,000 in the prior year.

Income tax benefit. Income tax benefit was $4.1 million for the nine months ended September 30, 2013 compared with $4.8 million for the nine months ended September 30, 2012, a decreased benefit of $741,000, or 15%. Our effective income tax rate was 32.0% and 28.1% for the nine months ended September 30, 2013 and 2012, respectively. The tax rates in the 2013 and 2012 periods were impacted primarily by foreign tax rate differentials and non-deductible items.

Net loss. For the foregoing reasons, net loss was $8.6 million for the nine months ended September 30, 2013 compared to $12.3 million for the nine months ended September 30, 2012.

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

The Senior Secured Revolving Credit Facility contains restrictive covenants, including among other things financial covenants requiring us to not exceed a maximum consolidated senior secured leverage coverage ratio, a maximum total consolidated leverage ratio and to maintain a minimum consolidated fixed charge coverage ratio. The Senior Secured Revolving Credit Facility also restricts our ability (subject to certain exceptions) to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and make other payments in respect of capital stock, make certain investments, sell assets, change our lines of business, enter into transactions with affiliates and other corporate actions.  As of September 30, 2013, we were in compliance with the financial covenants in the Senior Secured Revolving Credit Facility.

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

As of September 30, 2013, we had $66.6 million outstanding under the Senior Secured Revolving Credit Facility, bearing interest at a rate of LIBOR plus 3.00%, resulting in $195.9 million of undrawn commitments. The credit agreement governing our Senior Revolving Credit Facility contains restrictive covenants, including among other things, financial covenants which may limit the amount of borrowings available to us.

Working Capital Facilities

On September 29, 2010, our indirect 100% owned subsidiary UKIM entered into a Sales Finance Agreement (the “UKIM SFA”) with Barclays Bank PLC (“Barclays”), pursuant to which Barclays provides UKIM a working capital facility of up to £5,000,000, subject to the terms and conditions of the UKIM SFA. The working capital facility bore a discount margin of 2.5% over Base Rate and served to finance UKIM’s unpaid account receivables.  The working capital facility had a minimum term of 36 months. On June 28, 2013, UKIM entered into an amendment to extend the term of the existing UKIM SFA by 24 months from June 28, 2013, to amend the discount margin to 2.4% over Base Rate (0.5% rate on September 30, 2013) and to provide that payments by UKIM for certain non-working capital purposes are permitted under the UKIM SFA. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of September 30, 2013, UKIM had $7.3 million outstanding under the working capital facility, resulting in approximately $729,000 in availability.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

On May 12, 2011, our indirect 100% owned subsidiary Premex entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays provides Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on September 30, 2013) and serves to finance Premex’s unpaid account receivables.  The working capital facility had a minimum term of 36 months. On June 28, 2013, Premex entered into an amendment to extend the term of the existing Premex SFA by 24 months from June 28, 2013, and to provide that payments by Premex for certain non-working capital purposes are permitted under the Premex SFA. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of September 30, 2013, Premex had $27.3 million outstanding under the working capital facility, resulting in approximately $15.5 million in availability.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Cash Flow Summary

Cash and cash equivalents were $12.0 million at September 30, 2013 as compared with $6.4 million at September 30, 2012.

Our cash flows from operating, investing and financing activities, as reported in our consolidated financial statements included elsewhere in this report, are summarized as follows (in thousands):

	For the nine months ended September 30,
	2012	2013
Net cash provided by operating activities	$15,087	$22,718
Net cash used in investing activities	(100,111)	(5,159)
Net cash provided by (used in) financing activities	82,886	(13,864)
Exchange rate impact on cash and cash equivalents	128	(277)
Net increase (decrease) in cash and cash equivalents	$(2,010)	$3,418

Operating Activities. Net cash provided by operating activities was $22.7 million for the nine months ended September 30, 2013 as compared with net cash provided by operating activities of $15.1 million for the nine months ended September 30, 2012.  Net cash provided by operating activities for 2013 consisted of our net loss of $8.6 million and a net increase in working capital of approximately $14.8 million in 2013, which was offset by net non-cash charges of $46.1 million (principally including $48.1 million in depreciation and amortization, $12.2 million in share-based compensation and $3.5 million in provisions for bad debts, offset by a net decrease in deferred income taxes of $13.0 million and our excess tax benefit on share-based compensation of $6.0 million). The 2013 increase in working capital primarily consisted of increases in accounts receivable in our U.K. businesses and decreased accrued interest expense offset by increased accounts payable and accrued expenses and deferred revenues and customer deposits.

Net cash provided by operating activities of $15.1 million for 2012 consisted of our net loss of $12.3 million and a net increase in working capital of approximately $16.0 million, which was offset by net non-cash charges of $43.3 million (principally including $42.2 million in depreciation and amortization, $12.6 million in share-based compensation and $2.6 million in provisions for bad debts, offset by a net decrease in deferred income taxes of $15.3 million). The 2012 increase in working capital primarily consisted of increases in accounts receivable in our U.K. businesses and a decrease in accrued interest expenses, offset by increased accounts payable and accrued expenses and deferred revenues and customer deposits.

Investing Activities. Net cash used in investing activities was $5.2 million for the nine months ended September 30, 2013 as compared to net cash used in investing activities of $100.1 million for the nine months ended September 30, 2012.  The 2013 cash used was attributable to $4.8 million in purchases of capital assets, working capital and other settlements from acquisitions of $569,000 and other investing activities of $332,000 offset by the proceeds from a foreign currency net investment hedge of $500,000.

Net cash used in investing activities was $100.1 million for the nine months ended September 30, 2012.   The 2012 cash used was attributable to cash paid for acquisitions, net, of $95.8 million and purchases of capital assets of $4.9 million, offset by working capital and other settlements from acquisitions of $547,000.

 Financing Activities. Net cash used in financing activities was $13.9 million for the nine months ended September 30, 2013 as compared to net cash provided by financing activities of $82.9 million for the nine months ended September 30, 2012.  The 2013 cash used was primarily attributable to net repayments under our Senior Secured Revolving Credit Facility of $32.7 million offset by proceeds from the exercise of options and warrants of $13.1 million and our excess tax benefit on share-based compensation of $6.0 million.

Net cash provided by financing activities was $82.9 million for the nine months ended September 30, 2012. The 2012 provision of cash was primarily attributable to net borrowings under our Senior Secured Revolving Credit Facility of $89.6 million used to fund our Australian acquisition, offset by net repayments under our working capital facilities of $5.5 million, purchases of our common stock under our repurchase program of $1.0 million and repayments of unsecured notes payable of $975,000.

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

Contractual Obligations and Commitments

Our contractual cash payment obligations as of September 30, 2013 are set forth below (in thousands):

			Payments due by year ending December 31,
	Total	Period from October 1, 2013 to December 31, 2013	2014	2015	2016	2017	Thereafter
Amounts outstanding under senior unsecured notes payable	$250,000	$—	$—	$—	$—	$—	$250,000

Amounts outstanding under senior secured revolving credit facility	66,596	—	—	—	66,596	—	—
Operating leases	44,830	3,228	11,573	10,023	6,995	5,280	7,731

Amounts outstanding under working capital facilities	34,630	—	—	34,630	—	—	—

Subordinated unsecured notes payable	314	—	314	—	—	—	—
Total	$396,370	$3,228	$11,887	$44,653	$73,591	$5,280	$257,731

As of September 30, 2013, we leased our office spaces for our corporate locations in Atlanta, Georgia and New York, New York and also for our 57 service centers in various cities under non-cancelable lease agreements. We own an office facility in Warren, Michigan.

We have certain contractual obligations including various debt agreements with requirements to make interest payments. Amounts outstanding under the Senior Unsecured Notes are subject to a fixed interest rate of 9.0% and interest is expected to be $22.5 million annually with semi-annual payments that began in January 2012 and end in July 2019.  Additionally, certain amounts are subject to the level of borrowings in future periods and the interest rate for the applicable periods, and therefore the amounts of these payments are not determinable. Based upon amounts outstanding at September 30, 2013 and applicable interest rates currently ranging between 0.0% and 3.2%, interest amounts are expected to be approximately $784,000 for the three months ended December 31, 2013, approximately $3.1 million for the year ended December 31, 2014, approximately $2.6 million for the year ended December 31, 2015 and approximately $1.1 million for the year ended December 31, 2016.

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

Certain agreements with customers in the U.K. include provisions whereby collection of the amounts billed are contingent on the favorable outcome of the claim.  We have deemed these provisions to preclude revenue recognition at the time of sale, as collectability is not reasonably assured and the sales are contingent, and are deferring these revenues, net of estimated costs, until the case has been settled, the cash has been collected and the contingency has been resolved.

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

We assume, that on average, all accounts receivable will be collected within one year and thus classify these as current assets; however, there are certain receivables, principally in the U.K., that age longer than one year, and we have recorded an estimate for those receivables that will not be collected within one year as long term in the Consolidated Balance Sheets.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Intangible assets, including client relationships, trade names, covenants not-to-compete and technology that have finite lives are amortized over their useful lives.

We performed our annual impairment review of goodwill in October 2012 and reviewed subsequent events through September 30, 2013 and determined that the carrying value of goodwill was not impaired. Further, we believe that there have been no facts or circumstances through the date of this filing that indicate an impairment of goodwill exists.

Deferred Income Taxes

In preparing our financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities.

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

Financial Instruments

Our financial liabilities, which are measured at fair value on a recurring basis in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”),are categorized using the fair value hierarchy as of December 31, 2012 and September 30, 2013 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2012
Financial instruments:
Interest rate swap	$—	$101	$—	$101
Contingent consideration	—	—	846	846

As of September 30, 2013
Financial instruments:
Contingent consideration	$—	$—	$424	$424
Foreign currency derivative	—	272	—	272

The fair value of the interest rate swap is determined using observable market inputs, such as current interest rates, and considers nonperformance risk of the Company and that of our counterparties. The interest rate swap matured in July of 2013 and the Company has no further obligation associated with this agreement.

The contingent consideration relates to earnout provisions recorded in conjunction with certain acquisitions completed in 2009 and 2010. Of the total decrease in fair value of the contingent consideration of $422,000 in the nine months ended September 30, 2013, $343,000 was settled as cash consideration to satisfy installments related to a 2009 and 2010 acquisition, $110,000 of the change in value relates to the release of a restriction associated with shares previously issued related to a 2009 acquisition, offset by an increase of $31,000 recorded in interest and other expenses, net in the Consolidated Statements of Comprehensive Income (Loss) due to changes in the fair value of the contingent consideration.

The fair value of the foreign currency derivative was determined using observable market inputs such as current foreign exchange rates and considers nonperformance risk of us and that of our counterparties.

Recent Accounting Pronouncements

In addition to the recently adopted accounting pronouncements discussed above in conjunction with our critical accounting policies, we believe the following recently adopted accounting pronouncements are important to an understanding of our financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

Accounting Pronouncements Not Yet Adopted

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”) which amends accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists. This new guidance requires entities, if certain criteria are met, to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The provisions of ASU 2013-11 are effective for fiscal years and interim periods beginning after December 15, 2013 and is to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We intend to adopt the provisions of this ASU in the first quarter of 2014 and are currently evaluating the potential impact on our financial position, results of operations and cash flows.

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

Interest Rate Risk. As of September 30, 2013, we had cash and cash equivalents totaling approximately $12.0 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $1.2 million were held in the U.S. The U.S. amounts are insured under standard FDIC insurance coverage for deposit accounts up to $250,000, per depositor and account ownership category, at each separately insured depository institution.

Our outstanding debts of $34.6 million and $66.6 million at September 30, 2013 related to indebtedness under our working capital facilities and Senior Secured Revolving Credit Facility, respectively, contain floating interest rates. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase in our variable rate debt would result in an increase of approximately $1.0 million in our annual pre-tax net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at September 30, 2013.

In August 2008, as required under our then existing credit facility, in order to protect against interest rate exposure on its variable-rate debt, we entered into an interest rate swap to fix the interest rate applicable to our variable-rate debt. The agreement swapped one-month LIBOR for a fixed interest rate of 4.36%. We do not, and do not intend to, engage in the practice of trading derivative securities for profit. This agreement matured effective July 15, 2013.

Foreign Exchange Risk. As of September 30, 2013, we have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. dollar, namely, the Canadian dollar, the Pound Sterling and the Australian dollar. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As of September 30, 2013, we were hedged in our exposure to foreign currency exchange rate fluctuations related to the Pound Sterling and the Australian dollar. We were not hedged in our exposure to foreign currency exchange rate conditions in Canada given that we believe the net difference between foreign currency denominated revenue and expenses is immaterial. In the future, however, we may hedge such exposure to foreign currency exchange rate fluctuations in these currencies.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

3.1.1	Amended and Restated Certificate of Incorporation of ExamWorks (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 11, 2011).

3.1.2	Second Amended and Restated Bylaws of ExamWorks (incorporated by reference to Exhibit 3.1 to Form 8-K filed October 30, 2013).

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

31.1	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

31.2	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

EXAMWORKS GROUP, INC.

Date: November 8, 2013	By:	/s/ J. Miguel Fernandez de Castro
J. Miguel Fernandez de Castro
Senior Executive Vice President and Chief
Financial Officer (Principal Financial Officer)