Form 10-K
period 2013-12-31
ExamWorks Group, Inc.
filed 2014-03-06
CIK 1498021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒Yes ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of ExamWorks Group, Inc.’s Common Stock held by non-affiliates on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $648,387,956 based on the closing price on the New York Stock Exchange on June 28, 2013 of $21.23 per share.

ExamWorks Group, Inc. had 37,218,251 shares of Common Stock outstanding as of February 14, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.  Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

DECEMBER 31, 2013

FORM 10-K ANNUAL REPORT

Forward-looking Statements

This report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements convey current expectations or forecasts of future events for ExamWorks Group, Inc. and its consolidated subsidiaries (also referred to herein as “we,” “our,” “us,” “Company” or “ExamWorks”). All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking. You can identify forward-looking statements by terminology such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” “can,” “continue” or “may,” or the negative of these terms or other similar expressions that convey uncertainty of future events or outcomes. The following uncertainties and factors, among others (including the factors described in the section entitled “Risk Factors” in this report), could affect our future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements:

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

Part I

Item 1. Business

Our Company

ExamWorks is a leading provider of independent medical examinations (“IMEs”), peer reviews, bill reviews, Medicare compliance, and other related services (“IME services” or the “IME industry”). We provide these IME services through our medical panel of independently contracted, credentialed physicians and other medical providers. Our clients include property and casualty insurance carriers, law firms, third-party claim administrators, and government agencies that use independent services to confirm the veracity of claims by sick or injured individuals for workers’ compensation, automotive, personal injury liability and disability insurance coverage. We help our clients manage costs and enhance their risk management and compliance processes by verifying the validity, nature, cause and extent of claims, identifying fraud and providing fast, efficient and quality IME services.

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

From July 14, 2008 through the date of this filing, we have acquired 46 IME services businesses, including leading IME services businesses in the U.S., Canada, the United Kingdom and Australia, as well as a leading provider of software solutions to the IME industry.  As a result of our corporate infrastructure and scale, we have developed and refined our services by identifying and integrating processes from acquired businesses throughout our entire organization that require accountability, set clear sales goals, and track progress effectively.

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

Recent Developments

On February 3, 2014, we completed the acquisition of Gould & Lamb, the leader in the Medicare compliance services market. This acquisition is consistent with the Company’s successful execution of its growth and expansion strategy in areas necessary for its customers to manage cost and compliance requirements. Gould & Lamb is a leading national Medicare compliance service company serving the workers’ compensation and liability markets. Based in Bradenton, Florida, Gould & Lamb’s service portfolio includes Medicare Set-Aside and related services, which are necessary to comply with legal requirements such as Medicare Secondary Payer regulations. These services are not subject to Medicare reimbursement risk and are designed to reduce claim costs and expedite settlements. Medicare compliance and related services are offered to the same types of customers the Company already services, and like IMEs, the Medicare compliance services industry is characterized by a large number of small providers without the scale and geographic scope to adequately serve the increasingly complicated and demanding needs of large national clients. We also successfully completed three other acquisitions in January and February 2014, strengthening our market position in the IME industry.

Industry Opportunity

We believe the IME industry represents sales volumes of approximately $4.0 billion in the U.S., $0.5 billion in Australia, $0.4 billion in Canada and $0.5 billion in the United Kingdom based on our analysis of data reported by the U.S. National Association of Insurance Commissioners (“U.S. NAIC”), Australia state workcover and motor accident commissions, the Insurance Bureau of Canada, the Association of Workers’ Compensation Boards of Canada and the Association of British Insurers regarding the number of claims made for which IME services may be requested in insurance lines we service, the estimated average price for IMEs and our knowledge of the IME market, our competitors and potential acquisition targets. The IME industry is highly fragmented, consisting of an estimated 500 companies in the U.S., most of which are privately owned and generate less than $10.0 million in annual revenues, and thousands of independent physicians and other medical providers. Many of these companies provide IME services to only one line of business and only at a local level. In contrast, the needs and requirements of IME clients are increasingly sophisticated, requiring a broader portfolio of services, uniform quality standards, consistent reporting and robust administrative and information systems necessary to meet their needs across multiple geographic regions and lines of business.

The following clients routinely request IME services:

Clients	Description
Insurance Companies	Mainly claims adjusters and in-house counsel for major insurance companies covering workers’ compensation, automotive, personal injury liability and disability insurance claims.

Law Firms	Attorneys who request IME services based on specific claims for insurance carriers.

Third-Party Claim Administrators (“TPA”)	Administrators of claims and benefits for large self-insured corporations that outsource claims management.

Government Agencies	Government agencies across the federal, state and local levels (e.g., U.S. Department of Labor and Health Canada).

State Funds	State-run payors that provide mandatory workers’ compensation insurance to companies.

 IME Industry Growth Drivers

We believe the IME industry presents IME services providers like us with continued potential for growth and profitability through consolidation, growth in international markets, and capture of market share from IME services companies without a national infrastructure, large credentialed medical panel and/or robust technology platform. The following are some of the factors that contribute to these opportunities:

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

●

Demand for IME services due to the prevalence of fraud.  The National Insurance Crime Bureau reports that approximately 10% or more of insurance claims are fraudulent based on insurance industry studies. A Deloitte & Touche white paper “A Call to Action: Identifying Strategies to Win the War Against Insurance Claims Fraud” ,published August 9, 2012, estimated that fraud costs property and casualty insurers $30 billion annually. Fraud erodes profit margins and increases premiums. Insurance industry executives are intensifying their efforts to address healthcare and insurance fraud, and we expect the demand for IME services to increase.

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

●

Industry fragmentation, inefficiencies and lack of scale present challenges for smaller IME services companies.  The IME industry is highly fragmented and smaller IME services companies may provide IME services inefficiently and with inconsistent quality.  With ongoing pressure in the IME industry to reduce costs, improve quality and improve workflow efficiency, we believe the market opportunity for IME services companies with a comprehensive portfolio of services and broad geographic coverage is significant.

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

●

Well positioned to capture market share.  With our focus on national accounts, our long-standing local relationships and our national and international footprint, we believe we are well positioned to continue to capture market share at the local and national level.  To date, we have been successful in being named a preferred vendor for many of the largest insurers and are in the process of adding more national accounts to our client list.  As a preferred vendor, local offices of national accounts, while generally maintaining discretion, are free to utilize our services over other vendors.  Additionally, more recently these preferred vendor lists have been further consolidated, with the customers mandating the use of a few select vendors. Given our national footprint, we have been the beneficiary of this recent consolidation. Consequently, as we add national accounts and proactively sell our services to our clients through our sales force, we should continue to receive new business and grow our market share.  The quality of long-standing relationships with our clients has historically provided consistent and recurrent demand for our services.

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

●

Leading technology platform.  Our proprietary and scalable technology platform, IME*Centric, streamlines our business processes and reduces administrative operating costs with industry leading coordination of patient referrals, appointment scheduling, client reporting and real-time case tracking. We believe that the complexities of the IME industry and client demand for a broader, more cost-effective portfolio of services will continue to benefit companies like us, which remain at the forefront of technological innovation.  Further, the architecture of our technology platform is built in a private virtual cloud computing network (“Private Cloud Network”), which allows us to maintain some of the industry's most rigorous controls for data protection.  We believe our emphasis on safeguarding and controlling access to data positions us favorably with clients who increasingly seek vendors with robust data security measures to comply with federal privacy regulations and to secure protections against data breaches, fines and costly remediation..

●

Proven track record of successfully completing and integrating key acquisitions. Our growth is supplemented by selective, disciplined acquisitions to expand our geographic coverage, provide new or complementary lines of business, expand our portfolio of services and increase our market share. Since our founding, we have acquired 46 IME services businesses and have a track record of successfully integrating acquired businesses into our operations. Through rapid and effective integration, we have been able to utilize acquired platforms to cross-sell IME services. To date, we have successfully realized several key benefits through our acquisition strategy, including (i) the scale to operate efficiently while retaining the critical local office presence, (ii) the ability to offer our clients a leading medical panel, (iii) service-specific processes which are rapidly shared throughout our entire Company and (iv) the opportunity to introduce new products and services, and enter new markets and geographic regions.

●

Experienced management team. Our management team has an in-depth understanding of the IME industry as well as extensive experience growing companies profitably, both organically and through acquisitions. Prior to founding our Company, our senior executive team founded and operated three successful public companies. They bring extensive experience in growing businesses organically and acquisitively, having successfully integrated over 100 acquisitions during their careers. Many of the members of the executive management team have worked together closely over the past 17 years. Since ExamWorks’ inception, the management team has sourced and successfully completed 46 acquisitions.  In addition, many of these acquisitions have added experienced industry executives to our management team worldwide.

Our Growth Strategies

Our objective is to continue to be a leading provider of IME services, and to build on our position as an essential and trusted service provider in claims validation and verification processes.

We believe the following initiatives will allow us to continue to grow:

●

Drive sales growth. As many of our acquired companies were family-owned businesses built on local relationships, they often did not have well-developed management strategies, policies and procedures. Additionally, they lacked the national footprint to capitalize on national business. We have been able to implement processes on a nationwide basis that require accountability, set clear sales goals, and track progress effectively, with the goal of increasing the number of IME services provided to existing clients. This, in turn, should lead to increased growth and profitability.

●

Sell additional services to existing clients. With locations serving the U.S., Canada, the United Kingdom and Australia, we are able to use our large network to efficiently share services expertise within our sales force. By accelerating the knowledge transfer and cross-selling capabilities of our sales force, we are able to offer additional IME services to existing clients (for example, peer and bill reviews to existing IME clients and with the Gould & Lamb acquisition, Medicare compliance services). This will allow us to capture additional market share and grow our presence in markets by increasing utilization of our existing platform across all IME service offerings.

●

Cross-sell into other insurance lines of business. Currently, we have clients that use our services for a specific line of business. We can increase sales to existing clients through cross-selling into additional lines of business, such as workers’ compensation, automotive, personal injury liability and disability.

●

Pursue accretive strategic acquisitions. We believe that our fragmented industry provides many opportunities for acquisitions. We plan to continue pursuing acquisitions to grow our business in our existing markets and add new service areas and geographic regions, including new international markets. We have a history of successfully integrating acquired businesses and have acquired 46 businesses to date. The acquisitions have allowed us to diversify our portfolio of services and expand our geographic footprint.

Business Segments

We conduct our business through four geographic segments: the United States, Canada, the United Kingdom and Australia. See Note 13 to the Consolidated Financial Statements for further information on our business segments.

Our Services, Medical Panel and Technology Platform

Our services primarily include IMEs and peer and bill reviews which are provided by members of our medical panel. Our portfolio of IME services meets the urgent claims evaluation needs of our clients by verifying the validity, nature, cause and extent of claims, identifying fraud and providing fast, efficient and quality IME services. In addition, with the acquisition of Gould and Lamb in early February 2014, we have recently significantly expanded our presence in the Medicare compliance services market.

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

Medicare Compliance Services

With the recent acquisition of Gould & Lamb, we expanded our service offering to include Medicare compliance services.  Our primary Medicare compliance service is Medicare set-asides (“MSA”) for worker’s compensation and liability payors.  An MSA is an account set up to pay future Medicare covered expenses for a claimant that would have been paid by Medicare had the injury not been the responsibility of the primary payor.  Under the Medicare Secondary Payer Statute and related guidance, insurers settling or paying workers compensation, liability, and disability claims meeting certain criteria could have exposure if they don’t take the interests of Medicare into account in their settlement process. We provide the analysis of what portion of the settlement should be set-aside by the claimant to either reimburse Medicare for payments already made or to pay for future expenses.  We provide a dedicated case coordinator for a single point of contact on a case, supported by multidisciplinary team of attorneys, pharmacists, nurses and cost analysts. We also assist insurers with reporting obligations to Medicare required by the law.

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

Acquisitions

We have substantial experience in identifying, acquiring and integrating IME services businesses. Since our inception, we have acquired 46 IME services businesses and have a track record of successfully integrating acquired businesses into our operations. These acquisitions have enabled us to establish a presence in new markets, strengthen our position in existing markets and add new or complementary lines of business to our portfolio of services. Our management team executes our growth strategy by being involved in the process of identifying complementary acquisition opportunities in new and existing markets. Our management team is experienced, having collectively coordinated due diligence, negotiation and execution for all acquisitions to date.

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

ExamWorks Acquisitions

From our inception through the date of this filing, we have completed the following acquisitions:

Acquisition Date	Name
February 14, 2014	•	Assess Medical
February 3, 2014	•	Gould & Lamb
January 16, 2014	•	Newton Medical Group
January 13, 2014	•	Cheselden
December 20, 2013	•	Evaluation Resource Group
December 10, 2013	•	AGS Risk Limited
December 19, 2012	•	PMG
August 31, 2012	•	MedHealth
July 12, 2012	•	Makos
October 27, 2011	•	Bronshvag
October 24, 2011	•	Matrix Health Management
October 3, 2011	•	Capital Vocational Specialists
	•	North York Rehabilitation Centre
September 28, 2011	•	MLS Group of Companies
	•	Medicolegal Services
May 10, 2011	•	Premex Group
February 28, 2011	•	MES Group
February 18, 2011	•	National IME Centres
December 20, 2010	•	Royal Medical Consultants
October 1, 2010	•	BMEGateway
September 7, 2010	•	UK Independent Medical Services
September 1, 2010	•	Health Cost Management
August 6, 2010	•	Verity Medical
	•	Exigere
June 30, 2010	•	SOMA Medical Assessments
	•	Direct IME
	•	Network Medical Review
	•	Independent Medical Services
	•	401 Diagnostics
March 26, 2010	•	Metro Medical Services
March 15, 2010	•	American Medical Bill Review
	•	Medical Evaluations
December 31, 2009	•	Abeton
	•	Medical Assurance Group
	•	MedNet I.M.S.
	•	Qualmed
	•	IME Operations of Physicians' Practice
August 14, 2009	•	The Evaluation Group
August 4, 2009	•	Benchmark Medical Consultants
July 7, 2009	•	IME Software Solutions
May 21, 2009	•	Florida Medical Specialists
	•	Marquis Medical Administrators
April 17, 2009	•	Ricwel
July 14, 2008	•	CFO Medical Services
	•	Crossland Medical Review Services
	•	Southwest Medical

Geographic Information

With the acquisitions of SOMA and Direct IME in June 2010, we entered the Canadian market, with the acquisition of UK Independent Medical Services in September 2010, we entered the U.K. market and with the acquisition of MedHealth in August 2012, we entered the Australian market. The following tables detail revenues and long-lived assets by geographic segment:

Revenues:	For the years ended December 31,
	2011	2012	2013
United States	$298,056	$340,200	$374,817
Canada	21,271	27,595	31,131
United Kingdom	78,533	131,278	143,418
Australia	—	22,164	66,650
Total	$397,860	$521,237	$616,016

Long-lived assets: (1) (2)	December 31,
	2012	2013
United States	$337,831	$315,748
Canada	34,919	23,056
United Kingdom	99,140	100,796
Australia	94,291	72,979
Total	$566,181	$512,579

(1)	Long-lived assets are noncurrent assets excluding deferred tax assets, deferred financing costs and the impact of inter-company investment, interest and note transactions which eliminate in consolidation.
(2)	Long-lived assets include goodwill. Goodwill recorded in connection with cerain tax benefits to be realized in the Company's U.S. income tax returns has been reflected in the United States segment.

Sales and Marketing

We employ a direct sales force of approximately 150 representatives with in-depth knowledge of the IME industry. Given the experience of our sales team and the constant sharing of market data and other relevant information from each of our 62 service centers, we believe our sales force provides us with a competitive advantage. Our sales force promotes and sells our services to existing and new clients and seeks to expand the services we provide to our existing client base. We focus on both our clients who request IME services and the physicians and other medical providers who perform them.

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

Clients

Our clients include insurance companies, law firms, TPAs, government agencies and state funds. Our client base is diversified, with no client contributing more than 10% of total revenues in each of the years ended December 31, 2011, 2012 and 2013. Pro forma for acquisitions completed to date, no client contributed more than 10% of pro forma total revenues in 2011, 2012 or 2013.

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

The competitive landscapes in Canada, the United Kingdom and Australia have similar characteristics in that IME services are mainly provided by smaller companies and independent physicians. We estimate that there are in excess of 70 companies in Canada, 40 companies in the United Kingdom, and 30 companies in Australia that provide IME services. We believe there is an opportunity for an IME services company such as ExamWorks, with broad infrastructure and extensive experience, to grow and expand in these markets.

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

On January 17, 2013, the Department of Health and Human Services (“HHS”) issued final regulations that modified and added provisions to HIPAA. These regulations became effective as of March 26, 2013, and required compliance by business associates by September 23, 2013.  Among other things, these regulations extended the applicability of the Privacy Rule and the Security Rule of HIPAA to business associates, expanded the definition of business associates to include subcontractors and revise breach notification requirements under HITECH by clarifying when information breaches must be reported to HHS.  We have policies and safeguards in place intended to protect health information as required by HIPAA and have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data and responding to any security incidents.

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

In Ontario, the conduct of IMEs and the preparation of reports in connection with motor vehicle accident claims is governed by the Statutory Accident Benefit Schedule (“SABS”) set forth in regulations promulgated under the Insurance Act (Ontario). Under the SABS, insurers are generally required to pay for all reasonable and necessary expenses incurred by or on behalf of an insured person for the purpose of obtaining and attending an IME or in obtaining a certificate, report or treatment plan. Amendments to the SABS that went into effect on September 1, 2010, implemented several changes relevant to our business. First, the SABS no longer requires insurance companies to first obtain medical assessments before denying claims and/or classifying them as minor injury claims, but clarify that all such denials and/or determinations must state a medical and any other reasons. In addition, the SABS now requires that all fees and expenses for conducting IMEs initiated by the claimant be paid out of the claimant’s medical and rehabilitation benefits. Since these changes have gone into effect, they have resulted in a decrease in demand for IMEs in Ontario, which has negatively impacted our Canadian business. While we believe the market may now be stabilizing, there is still uncertainty in the industry as to the long-term effect that these changes will have on the demand for IMEs in Ontario.

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

In May 2012, the United Kingdom passed the Legal Aid, Sentencing and Punishment of Offenders Act 2012 (“LASPO”).   LASPO imposes new requirements and restrictions regarding personal injury and automobile insurance claims and the legal processes and procedures around them, many of which came into force in 2013 and are still being implemented and interpreted. While LAPSO may not regulate us directly, the legislation imposes new restrictions on solicitor firms, claims management companies and other entities with which we do business, which could consequently affect our operations within the United Kingdom.  Parliament is also considering additional reforms regarding legal processes and automobile insurance claims. At this time, we cannot yet predict the full effect of LASPO and related measures and whether this will have an effect on, or present additional opportunities for, our business.

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

Employees

As of February 14, 2014, we had approximately 2,400 employees, approximately 2,150 of whom were full-time employees. None of our employees are represented by a union or collective bargaining agreement. We believe our relationship with our employees to be positive, which is a key component of our operating strategy. We seek to create a corporate culture in which virtually every employee benefits from his or her and our success through participation in our employee stock incentive program and a culture that rewards performance and accountability.

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

We are a relatively new company with an approximate six-year history. Our operations are subject to all risks inherent in the establishment of a recently formed business. Our success may be limited by problems, fluctuations in expenses, difficulties and delays frequently encountered with new businesses as well as competition in the IME industry. While we have been able to generate revenues, we may not be able to increase the amount of revenues we generate, and we may continue to incur net losses as we continue to grow. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our state of development. Further, we may not be able to successfully implement any of our plans in a timely or effective manner which would negatively impact our ability to generate or increase revenues as well as our results of operations and financial condition.

We may be unable to successfully integrate completed acquisitions and such acquisitions may fail to achieve the financial results we expected.

Since July 2008, we have acquired 46 IME services businesses. These acquisitions have involved, and could continue to involve, the integration of a separate company that previously operated independently and had different systems, processes and cultures, into our existing operations. While we expect to continue to evaluate potential strategic acquisitions that might augment our existing services, we may be unable to successfully integrate businesses we acquire, including our recently completed acquisitions, and such acquisitions may fail to achieve the financial results we expected. Integrating completed acquisitions into our existing operations, particularly larger acquisitions, involves numerous risks, including loss of clients, diversion of our management’s attention, failure to retain key personnel, and failure of the acquired business to be financially successful. In addition, we cannot be certain of the extent of any unknown or contingent liabilities of any acquired business, including liabilities for failure to comply with applicable laws. We may incur material liabilities for past activities of acquired businesses. Also, depending on the location of the acquired business, we may be required to comply with laws and regulations that may differ from those of the jurisdictions in which our operations are currently conducted. Our inability to successfully integrate businesses we acquire, or if such businesses do not achieve the financial results we expect, may increase our costs and have a material adverse impact on our financial condition and results of operations.

We may not be successful in implementing our growth strategy, including acquiring companies that complement our business, which would adversely impact our growth and profitability.

Our growth strategy is, in part, dependent on acquiring and integrating the operations of companies in the IME industry. Since our inception, we have acquired 46 IME services businesses, including a provider of software solutions to the IME industry. To continue this strategic growth, we will need to continue to identify appropriate businesses to acquire and successfully undertake the acquisition of these businesses on reasonable terms. Although we expect to continue to evaluate such strategic acquisitions, we may not be successful in pursuing acquisition opportunities and implementing our growth strategy if, without limitation:

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

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement or may acquire new lines of business or offer new products and services within existing lines of business. There are risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed or are evolving. In developing and marketing new lines of business and new products and services, we may invest significant time and resources. External factors, such as regulatory compliance obligations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

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

As a company involved in the provision of IME services, we are subject to certain federal, state and local laws and regulations. There are significant costs involved in complying with these laws and regulations. Moreover, if we are found to have violated any applicable laws and regulations, we could be subject to civil and/or criminal damages, fines, sanctions, or penalties and have our licenses revoked. If our arrangements or business practices become subject to government scrutiny or are found to violate laws or regulations, we could incur significant costs and may be required to modify certain aspects of our operations. Government audits, investigations and prosecutions, even if we ultimately are found to be without fault, can be costly and disruptive to our business and could result in the loss of clients. Any of these actions could have a material adverse effect on our business, financial condition and results of operations.

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

Changes in laws, at either the national or state level, making it more difficult to bring certain kinds of cases or that limit jury awards, commonly referred to as tort reform, could lead to a smaller number of insurance or other claims, which in turn could result in a decrease in demand for services we provide. Such a decrease in demand for our services could have a material adverse impact on our financial condition and results of operations.

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

The market price of our common stock may be volatile due to a number of factors including, without limitation, those listed in “Risk Factors” and the following, some of which are beyond our control:

●	quarterly variations in our results of operations;

●	results of operations that vary from the expectations of securities analysts and investors;

●	the failure of securities analysts to publish research about us or to make changes in their financial estimates;

●	results of operations that vary from those of our competitors;

●	changes in expectations as to our future financial performance and growth, including financial estimates by securities analysts and investors;

●	announcements by us, our competitors or our vendors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;

●	announcements by third parties or governmental entities of significant claims or proceedings against us;

●	new laws and governmental regulations applicable to the IME industry;

●	a default under agreements covering our existing or future indebtedness;

●	future sales of our common stock by us, directors, executives and significant stockholders; and

●	changes in economic and political conditions

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

Sales of a substantial number of shares of common stock in the public market, or the perception that these sales could occur, could substantially decrease the market price of our common stock. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Substantially all of the shares of our common stock are eligible for sale in the public market.

The exercise of options or other equity awards or the issuance and/or payout of additional equity will result in dilution to our stockholders.

Under the Company’s Amended and Restated 2008 Stock Incentive Plan, as amended, the Company granted, and in the future intends to grant, awards of stock options to purchase common stock and other awards to our officers, directors, employees and consultants. As of February 14, 2014, approximately 7,446,449 shares of our common stock were subject to issuance upon exercise of outstanding stock options, approximately 510,000 shares were subject to vesting and payout under outstanding restricted stock units, and approximately 349,035 shares were subject to vesting and payout under outstanding restricted share awards. Also, as of February 14, 2014, approximately 275,163  shares of our common stock were subject to issuance upon exercise of outstanding warrants.

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

As of February 14, 2014, our officers, directors and principal stockholders (greater than 5% stockholders) collectively beneficially own approximately 35.77% of our common stock. As a result, these stockholders may be able to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our Company or its assets, and may have interests that are different from yours and may vote in a way with which you disagree and which may be adverse to your interests. In addition, this concentration of ownership may have the effect of preventing, discouraging or deferring a change of control, which could depress the market price of our common stock.

Transactions engaged in by our principal stockholders, our officers or directors involving our common stock may have an adverse effect on the price of our stock.

As described above, as of February 14, 2014, our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 35.77% of our common stock. Subsequent sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our corporate headquarters at 3280 Peachtree Road, N.E., Suite 2625, Atlanta, GA 30305 (approximately 9,600 square feet). We also sublease office space for our corporate office in New York, New York (approximately 4,200 square feet), as well as lease space for our 62 service centers in the U.S., Canada the United Kingdom and Australia. The lease for our corporate headquarters in Atlanta, Georgia expires on April 30, 2015. The sublease for our corporate office in New York expires on June 30, 2014. We expect to be able to renew each of our leases or to lease comparable facilities on terms commercially acceptable to us at each of our leased locations throughout the U.S., Canada, the United Kingdom and Australia. In addition, we own an office facility located in Warren, Michigan.

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

	2012		2013
Quarter	High	Low	High	Low
First	$13.15	$8.96	$17.81	$13.32
Second	$14.19	$10.38	$21.50	$16.70
Third	$15.10	$12.28	$26.43	$20.90
Fourth	$15.15	$11.27	$30.50	$24.88

Stockholders

The number of record holders of our common stock as of February 14, 2014 was approximately 50 (excluding individual participants in nominee security position listings).

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

Unregistered sales of equity securities sold during 2013

The Company also issued shares of common stock upon the exercise of outstanding warrants at an exercise price of $6.63 per share on the dates set forth below. The warrants were issued on May 7, 2010.

Date	Number of Shares
January 10, 2013	11,228
March 15, 2013	5,545
March 18, 2013	11,167
March 26, 2013	11,567
August 1, 2013	6,898
August 9, 2013	10,845
September 4, 2013	1,263
December 2, 2013	1,279

With respect to each issuance, the Company claims exemption from registration of the shares under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

Repurchases of Securities

There were no repurchases of common stock during the fourth quarter of 2013.

Equity Compensation

The following table provides information as of December 31, 2013 with respect to the shares of our common stock that may be issued under our existing equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance(2)
Equity compensation plans approved by security holders(1)	8,088,959	$12.63	3,838,058
Equity compensation plans not approved by security holders	—	—	—
Total	8,088,959	$12.63	3,838,058

(1) Includes our Amended and Restated 2008 Stock Incentive Plan, as amended.

(2) Number of securities available for future issuance represents securities available under the Amended and Restated 2008 Stock Incentive Plan, as amended.

Performance Graph

The following performance graph compares the cumulative total shareholder return on an investment of $100 in our common stock from the time of our initial public offering until December 31, 2013 with the total return of the Russell 3000 Index on which we are listed, and the S&P 600 Health Care Index.

* $100 invested on October 28, 2010 in stock or index including reinvestment of dividends.

	10/28/10	12/31/10	12/31/11	12/31/12	12/31/13
Exam Works Group, Inc.	$100.00	$115.50	$59.25	$87.44	$186.69
Russell 3000 Index	$100.00	$107.06	$106.08	$120.90	$158.32
S&P 600 Healthcare Index	$100.00	$110.55	$125.45	$146.38	$228.43

The stock performance included in this graph is not necessarily indicative of future stock performance.

Item 6. Selected Financial Data

The following tables set forth, for the periods and as of the dates indicated, our summary consolidated financial data. The summary consolidated statement of operations data for the year ended December 31, 2009 and 2010 is derived from previously audited financial statements, not included in this report.  The summary consolidated balance sheet data as of 2009, 2010 and 2011 is derived from previously audited financial statements, not included in this report. The summary consolidated statement of operations data for the years in the three-year period ended December 31, 2013 and the summary consolidated balance sheet data as of December 31, 2012 and 2013 are derived from our audited consolidated financial statements. Historical results are not indicative of the results to be expected in the future.

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

Consolidated Statement of	For the years ended December 31,
Operations Data:(1)	2009	2010	2011	2012	2013

(In thousands, except share and per share data)

Revenues	$49,634	$163,511	$397,860	$521,237	$616,016

Costs and expenses:

Costs of revenues	32,026	103,606	262,242	344,051	405,329
Selling, general and administrative expenses	15,811	37,689	84,133	113,510	133,870
Depreciation and amortization	6,889	19,505	47,439	58,551	62,748
Total costs and expenses	54,726	160,800	393,814	516,112	601,947
Income (loss) from operations	(5,092)	2,711	4,046	5,125	14,069
Interest and other expenses, net	1,925	11,233	16,461	28,051	29,641
Loss before income taxes	(7,017)	(8,522)	(12,415)	(22,926)	(15,572)
Benefit for income taxes	(2,613)	(2,484)	(4,082)	(7,987)	(5,356)

Net loss	$(4,404)	$(6,038)	$(8,333)	$(14,939)	$(10,216)

Net loss per share attributable to common stockholders — basic and diluted	$(0.42)	$(0.33)	$(0.25)	$(0.44)	$(0.29)
Weighted average shares outstanding — common stock	10,479,155	18,500,859	33,975,658	34,141,098	35,315,185

Other Financial Data:

Adjusted EBITDA(2)	$6,496	$30,321	$63,304	$79,789	$97,461

	As of December 31,
	2009	2010	2011	2012	2013
	(In thousands)
Consolidated Balance Sheet Data:(1)
Cash and cash equivalents	$1,499	$33,624	$8,416	$8,627	$12,829
Current assets	11,497	74,580	159,797	159,889	190,250
Total assets	76,547	249,062	627,039	740,501	732,513
Current portion of long-term debt	3,263	—	—	5,983	—
Current portion of subordinated unsecured notes payable	1,565	2,312	1,932	275	318
Current liabilities	20,871	37,580	90,113	110,126	116,134
Senior unsecured notes	—	—	250,000	250,000	250,000
Revolving line of credit and working capital facilities, less current portion	600	4,998	44,063	128,402	82,970
Long-term debt, less current portion	29,371	—	—	—	—
Long-term subordinated unsecured notes payable, less current portion	3,552	2,546	717	300	—
Total liabilities	56,147	48,822	389,115	496,353	459,642
Total stockholders’ equity	$20,400	$200,240	$237,924	$244,148	$272,871

(1)           The significant changes in balances impacting comparability are the result of business combinations. See further discussion in Note 3 of the Notes to Consolidated Financial Statements.

(2)           Adjusted EBITDA is a non-GAAP measure that is described and reconciled from net loss below and is not a substitute for the GAAP equivalent. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, acquisition related transaction costs, stock based compensation expenses, and other expenses. We believe that Adjusted EBITDA is an important measure of our operating performance because it allows management, lenders, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of changes to our capitalization structure, acquisition related costs, income tax status, and other items of a non-operational nature that affect comparability. The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated. See also “ Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Adjusted EBITDA. ”

	For the years ended December 31,
	2009	2010	2011	2012	2013

		(In thousands)
Reconciliation to Adjusted EBITDA:
Net loss	$(4,404)	$(6,038)	$(8,333)	$(14,939)	$(10,216)
Share-based compensation expense (i)	218	1,816	7,834	13,756	17,157
Depreciation and amortization expense	6,889	19,505	47,439	58,551	62,748
Acquisition-related transaction costs	2,109	6,101	3,107	1,655	2,134
Monitoring fee (ii)	1,738	—	—	—	—
Other expenses (iii)	634	188	878	702	1,353
Interest and other expenses, net	1,925	11,233	16,461	28,051	29,641
Benefit for income taxes	(2,613)	(2,484)	(4,082)	(7,987)	(5,356)
Adjusted EBITDA	$6,496	$30,321	$63,304	$79,789	$97,461

(i)

Share-based compensation expense of $2.9 million $3.0 million and $2.0 million is included in costs of revenues for the year ended December 31, 2013, 2012 and 2011, respectively, and the remainder is included in SGA expenses. For years prior to 2011, all share-based compensation expense is included in SGA expenses.

(ii)

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

(iii)	Other expenses consist principally of integration related expenses, such as facility termination, severance and relocation costs, associated with our acquisition strategy.

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

Our Business

We are a leading provider of IMEs, peer and bill reviews, Medicare compliance, and other related services, which include legal support services, administrative support services and medical record retrieval services. We were incorporated as a Delaware corporation on April 27, 2007. From July 14, 2008 through the date of this filing, we have acquired 46 IME services businesses, including a leading provider of software solutions to the IME industry. We currently operate out of 62 service centers servicing all 50 U.S. states, Canada, the United Kingdom and Australia. We conduct our business through four geographic segments: the United States, Canada, the United Kingdom and Australia.

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

We operate in a highly fragmented industry and have completed numerous acquisitions. A key component of our business strategy is growth through acquisitions that expand our geographic coverage, provide new or complementary lines of business, expand our portfolio of services, and increase our market share. For example, our acquisition of MedHealth in August 2012 enabled us to enter the Australian market and, expand our range of clients and services, and increase our international market presence.  Another central feature of our business strategy is to grow our business organically by selling additional services to existing clients, cross-selling into additional insurance lines of business and expanding our geographic footprint with existing clients. For example, our acquisition of Gould & Lamb in February 2014 enabled us to expand our presence in the Medicare compliance market, and expand our range of services to new and existing clients. To date, we have completed the following 46 acquisitions:

Acquisition Date	Name
February 14, 2014	●	Assess Medical
February 3, 2014	●	Gould & Lamb
January 16, 2014	●	Newton Medical Group
January 13, 2014	●	Cheselden
December 20, 2013	●	Evaluation Resource Group
December 10, 2013	●	AGS Risk Limited
December 19, 2012	●	PMG
August 31, 2012	●	MedHealth
July 12, 2012	●	Makos
October 27, 2011	●	Bronshvag
October 24, 2011	●	Matrix Health Management
October 3, 2011	●	Capital Vocational Specialists
	●	North York Rehabilitation Centre
September 28, 2011	●	MLS Group of Companies
	●	Medicolegal Services
May 10, 2011	●	Premex Group
February 28, 2011	●	MES Group
February 18, 2011	●	National IME Centres
December 20, 2010	●	Royal Medical Consultants
October 1, 2010	●	BMEGateway
September 7, 2010	●	UK Independent Medical Services
September 1, 2010	●	Health Cost Management
August 6, 2010	●	Verity Medical
	●	Exigere
June 30, 2010	●	SOMA Medical Assessments
	●	Direct IME
	●	Network Medical Review
	●	Independent Medical Services
	●	401 Diagnostics
March 26, 2010	●	Metro Medical Services
March 15, 2010	●	American Medical Bill Review
	●	Medical Evaluations
December 31, 2009	●	Abeton
	●	Medical Assurance Group
	●	MedNet I.M.S.
	●	Qualmed
	●	IME Operations of Physicians' Practice
August 14, 2009	●	The Evaluation Group
August 4, 2009	●	Benchmark Medical Consultants
July 7, 2009	●	IME Software Solutions
May 21, 2009	●	Florida Medical Specialists
	●	Marquis Medical Administrators
April 17, 2009	●	Ricwel
July 14, 2008	●	CFO Medical Services
	●	Crossland Medical Review Services
	●	Southwest Medical

Sources of Revenues and Expenses

Revenues

We derive revenue primarily from fees charged for independent medical examinations, peer and bill reviews, Medicare compliance and other related services, which include litigation support services, administrative support services and medical record retrieval services. Revenues are recognized at the time services have been performed and, if applicable, at the time the report is shipped to the end user. We expect revenue to continue to increase through acquisition and organic growth.  Our revenue is derived from services performed in different geographic areas.

Certain agreements with customers in the U.K. include provisions whereby collection of the amounts billed are contingent on the favorable outcome of the claim.  We have deemed these provisions to preclude revenue recognition at the time of performance, as collectability is not reasonably assured and the cash payments are contingent, and are deferring these revenues, net of estimated costs, until the case has been settled and the contingency has been resolved and the cash has been collected.

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

Selling, general and administrative expenses

Selling, general and administrative (“SGA”) expenses consist primarily of expenses for administrative, human resource related, corporate information technology support, legal (primarily from transaction costs related to acquisitions), finance and accounting personnel, professional fees (primarily from transaction costs related to acquisitions), insurance and other corporate expenses. We expect that SGA expenses will increase as we continue to add personnel to support the growth of our business and pursue acquisition growth. In addition, we may incur additional personnel expenses, professional service fees, including audit and legal, investor relations, costs of compliance with securities laws and regulations, and higher director and officer insurance costs related to operating as a public company. As a result, we expect that our SGA expenses will continue to increase in the future but decrease as a percentage of revenue over time as our revenue increases.

Depreciation and amortization

Depreciation and amortization (“D&A”) expense consists primarily of amortization of our finite lived intangible assets obtained through acquisitions completed to date and, to a lesser extent, depreciation of equipment and leasehold improvements. We expect that depreciation and amortization expense will decrease as a percentage of revenues as our finite lived intangible assets become fully amortized.

Results of Operations

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands except share and per share data):

	For the years ended December 31,
	2011	2012	2013

Revenues	$397,860	$521,237	$616,016
Costs and expenses:
Costs of revenues	262,242	344,051	405,329
Selling, general and administrative expenses	84,133	113,510	133,870
Depreciation and amortization	47,439	58,551	62,748
Total costs and expenses	393,814	516,112	601,947
Income from operations	4,046	5,125	14,069
Interest and other expenses, net	16,461	28,051	29,641
Loss before income taxes	(12,415)	(22,926)	(15,572)
Benefit for income taxes	(4,082)	(7,987)	(5,356)
Net loss	$(8,333)	$(14,939)	$(10,216)

Per share data
Net loss per share — basic and diluted	$(0.25)	$(0.44)	$(0.29)

Weighted average number of common shares outstanding — basic and diluted	33,975,658	34,141,098	35,315,185
Other Financial Data:
Adjusted EBITDA(1)	$63,304	$79,789	$97,461

(1)	Adjusted EBITDA is a non-GAAP measure that is described and reconciled to net loss in the next section and is not a substitute for the GAAP equivalent.

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

The following table presents a reconciliation to Adjusted EBITDA from net loss, the most comparable GAAP measure, for each of the periods indicated (in thousands):

	For the years ended December 31,
	2011	2012	2013
Reconciliation to Adjusted EBITDA:
Net loss	$(8,333)	$(14,939)	$(10,216)
Share-based compensation expense (i)	7,834	13,756	17,157
Depreciation and amortization	47,439	58,551	62,748
Acquisition-related transaction costs	3,107	1,655	2,134
Other expenses (ii)	878	702	1,353
Interest and other expenses, net	16,461	28,051	29,641
Benefit for income taxes	(4,082)	(7,987)	(5,356)
Adjusted EBITDA	$63,304	$79,789	$97,461

(i)

Share-based compensation expense of $2.9 million, $3.0 million and $2.0 million is included in costs of revenues for the year ended December 31, 2013, 2012 and 2011, respectively, and the remainder is included in SGA expenses.

(ii)	Other expenses consist principally of integration related expenses, such as facility termination, severance and relocation costs, associated with our acquisition strategy.

Comparison of the Years Ended December 31, 2013 and 2012

Revenues. Revenues were $616.0 million for the year ended December 31, 2013 compared to $521.2 million for the year ended December 31, 2012, an increase of $94.8 million, or 18%. Of the increase in revenues compared to 2012, $57.0 million, or 11%, was attributable to acquisitions completed in 2012 and 2013 and $37.8 million, or 7%, was due to growth in our existing businesses.

●

U.S. segment revenues were $374.8 million for the year ended December 31, 2013 compared to $340.2 million for the year ended December 31, 2012, an increase of $34.6 million, or 10%. Of the increase in U.S. revenues compared to 2012, $11.5 million, or 3%, was attributable to acquisitions completed in 2012 and 2013 and $23.1 million, or 7%, was due to growth in our existing businesses primarily due to a favorable change in sales mix and, to a lesser extent, increased IME services volumes.

●

Canada segment revenues were $31.1 million for the year ended December 31, 2013 compared to $27.6 million for the year ended December 31, 2012, an increase of $3.5 million, or 13%. Of the increase in Canada revenues compared to 2012, $615,000, or 2%, was attributable to acquisitions completed in 2012 and $2.9 million, or 11%, was due to growth in our existing business due to a favorable change in sales mix.

●

U.K. segment revenues were $143.4 million for the year ended December 31, 2013 compared to $131.3 million for the year ended December 31, 2012, an increase of $12.1 million, or 9%. Of the increase in U.K. revenues compared to 2012, $300,000, was attributable to acquisitions completed in 2013 and $11.8 million, or 9%, was due to growth in our existing businesses due to a favorable change in sales mix.

●

Australia segment revenues were $66.7 million for the year ended December 31, 2013 compared to $22.2 million for the year ended December 31, 2012, an increase of $44.5 million, or 200%. The increase in Australia revenues compared to 2012 is due to the acquisition of MedHealth in August 2012.

 Costs of revenues. Costs of revenues were $405.3 million for the year ended December 31, 2013 compared to $344.1 million for the year ended December 31, 2012, an increase of $61.2 million, or 18%. Of the increase in costs of revenues compared to 2012, $36.8 million, or 11%, was attributable to acquisitions completed in 2012 and 2013 and $24.4 million, or 7%, was related to our existing businesses primarily attributable to increased fees paid to members of our medical panel and, to a lesser extent, an increase in other direct costs. Costs of revenues as a percentage of revenues was 65.8% for the year ended December 31, 2013, a 0.2% improvement over the 66.0% for the year ended December 31, 2012.

Selling, general and administrative. SGA expenses were $133.9 million for the year ended December 31, 2013 compared to $113.5 million for the year ended December 31, 2012, an increase of $20.4 million, or 18%. Of the increase in SGA expenses compared to 2012, $8.2 million, or 7%, was attributable to acquisitions completed in 2012 and 2013 and $12.2 million, or 11%, was related to our existing businesses primarily attributable to $10.1 million in increased personnel expenses, including share-based compensation, and the remainder resulting primarily from increases in computer related expenses and rent.

Depreciation and amortization. D&A expenses were $62.7 million for the year ended December 31, 2013 compared to $58.6 million for the year ended December 31, 2012, an increase of $4.1 million, or 7%. Of the increase in D&A expenses compared to 2012, $9.4 million, or 16%, was attributable to acquisitions completed in 2012 and 2013 offset by a reduction of $5.3 million, or 9%, attributable to our existing businesses as historic finite-lived intangible and tangible assets became fully amortized.

Interest and other expenses, net. Interest and other expenses, net were $29.6 million for the year ended December 31, 2013 compared to $28.1 million for the year ended December 31, 2012, an increase of $1.5 million, or 5%. Interest and other expenses, net, increased primarily due to increased interest expenses related to additional borrowings on our Senior Secured Revolving Credit Facility to fund acquisitions offset by a realized foreign currency loss of $534,000 in the prior year.

Income tax benefit. Income tax benefit was $5.4 million for the year ended December 31, 2013 compared with $8.0 million for the year ended December 31, 2012, a decreased benefit of $2.6 million or 33%. Our effective income tax rate was 34.4% and 34.8% for the years ended December 31, 2013 and 2012, respectively. The tax rates in the 2013 and 2012 periods were impacted primarily by foreign tax rate differentials and non-deductible items.

Net loss. For the foregoing reasons, net loss was $10.2 million for the year ended December 31, 2013 compared to $14.9 million for the year ended December 31, 2012.

Comparison of the Years Ended December 31, 2012 and 2011

Revenues. Revenues were $521.2 million for the year ended December 31, 2012 compared to $397.9 million for the year ended December 31, 2011, an increase of $123.3 million, or 31%. Of the increase in revenues compared to 2011, $109.9 million, or 28%, was attributable to acquisitions completed in 2011 and 2012 and $13.4 million, or 3%, was due to growth in our existing businesses.

●

U.S. segment revenues were $340.2 million for the year ended December 31, 2012 compared to $298.1 million for the year ended December 31, 2011, an increase of $42.1 million, or 14%. Of the increase in U.S. revenues compared to 2011, $37.8 million, or 13%, was attributable to acquisitions completed in 2011 and 2012, and $4.3 million, or 1%, was due to growth in our existing businesses.

●

Canada segment revenues were $27.6 million for the year ended December 31, 2012 compared to $21.3 million for the year ended December 31, 2011, an increase of $6.3 million, or 30%, which was attributable to acquisitions completed in 2011 and 2012.

●

U.K. segment revenues were $131.3 million for the year ended December 31, 2012 compared to $78.5 million for the year ended December 31, 2011, an increase of $52.8 million, or 67%. Of the increase in U.K. revenues compared to 2011, $38.3 million, or 49%, was attributable to acquisitions completed in 2011 and $14.5 million, or 18%, was due to growth in our existing businesses due primarily to increased IME service volumes and, to a lesser extent, a favorable change in sales mix.

●

Australia segment revenues were $22.2 million for the year ended December 31, 2012. There were no revenues associated with Australia for the year ended December 31, 2011 as the MedHealth acquisition was completed in August 2012, and thus all revenue growth is acquisition related.

Costs of revenues. Costs of revenues were $344.1 million for the year ended December 31, 2012 compared to $262.2 million for the year ended December 31, 2011, an increase of $81.9 million, or 31%. Of the increase in costs of revenues compared to 2011, $67.9 million, or 26%, was attributable to acquisitions completed in 2011 and 2012 and $14.0 million, or 5%, was related to our existing businesses primarily attributable to increased fees paid to members of our medical panel and, to a lesser extent, an increase in other direct costs. Costs of revenues as a percentage of revenues remained consistent at 66.0% for the years ended December 31, 2012 and 2011.

Selling, general and administrative. SGA expenses were $113.5 million for the year ended December 31, 2012 compared to $84.1 million for the year ended December 31, 2011, an increase of $29.4 million, or 35%. Of the increase in SGA expenses compared to 2011, $21.1 million, or 25%, was attributable to acquisitions completed in 2011 and 2012 and $8.5 million, or 10%, was related to our existing businesses primarily attributable to $5.8 in increased personnel expenses, including share-based compensation, and the remainder resulting primarily from increases in referral commissions, rent, sales and marketing expenses, phone, insurance, travel, and other professional expenses, offset by a decrease in acquisition related transaction costs.

Depreciation and amortization. D&A expenses were $58.6 million for the year ended December 31, 2012 compared to $47.4 million for the year ended December 31, 2011, an increase of $11.2 million, or 23%. Of the increase in D&A expenses compared to 2011, $14.0 million, or 29%, was attributable to acquisitions completed in 2011 and 2012 offset by a reduction of $2.8 million, or 6%, attributable to our existing businesses as historic finite-lived intangible and tangible assets became fully amortized.

Interest and other expenses, net. Interest and other expenses, net were $28.1 million for the year ended December 31, 2012 compared to $16.5 million for the year ended December 31, 2011, an increase of $11.6 million, or 70%. Interest and other expenses, net, increased primarily due to a full year of interest expense related to the Senior Unsecured notes in 2012 as compared to a partial year in 2011 and increased interest expenses related to additional borrowings on our Senior Secured Revolving Credit Facility to fund acquisitions, deferred loan cost amortization and a realized loss on foreign currency, offset by adjustments to an interest rate swap.

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

Selected Quarterly Financial Data (Unaudited)

2013 - Quarter Ended	March 31	June 30	September 30	December 31
(In thousands, except share and per share data)
Revenues	$148,703	$156,148	$152,354	$158,811
Costs and expenses:
Costs of revenues	97,384	102,118	100,831	104,996
Selling, general and administrative expenses	33,257	34,076	31,620	34,917
Depreciation and amortization	16,326	15,822	15,910	14,690
Total costs and expenses	146,967	152,016	148,361	154,603
Income from operations	1,736	4,132	3,993	4,208
Interest and other expenses, net	7,530	7,700	7,316	7,095
Loss before income taxes	(5,794)	(3,568)	(3,323)	(2,887)
Benefit for income taxes	(2,202)	(785)	(1,072)	(1,297)
Net loss	$(3,592)	$(2,783)	$(2,251)	$(1,590)

Per share data
Net loss per share — basic and diluted	$(0.10)	$(0.08)	$(0.06)	$(0.04)

Weighted average number of common shares outstanding — basic and diluted	34,464,664	34,910,937	35,560,227	36,319,032
Other Financial Data:
Adjusted EBITDA(1)	$23,005	$25,006	$23,885	$25,565

2012 - Quarter Ended	March 31	June 30	September 30	December 31
(In thousands, except share and per share data)
Revenues	$123,738	$127,777	$130,085	$139,637
Costs and expenses:
Costs of revenues	81,173	84,223	86,080	92,575
Selling, general and administrative expenses	28,632	27,729	28,281	28,868
Depreciation and amortization	14,025	13,762	14,458	16,306
Total costs and expenses	123,830	125,714	128,819	137,749
Income (loss) from operations	(92)	2,063	1,266	1,888
Interest and other expenses, net	6,573	6,174	7,546	7,758
Loss before income taxes	(6,665)	(4,111)	(6,280)	(5,870)
Benefit for income taxes	(2,342)	(804)	(1,654)	(3,187)
Net loss	$(4,323)	$(3,307)	$(4,626)	$(2,683)

Per share data
Net loss per share — basic and diluted	$(0.13)	$(0.10)	$(0.14)	$(0.08)

Weighted average number of common shares outstanding — basic and diluted	34,085,761	34,074,137	34,116,062	34,287,093
Other Financial Data:
Adjusted EBITDA(1)	$18,829	$20,446	$20,182	$20,332

(1) Adjusted EBITDA is a non-GAAP measure that is described and reconciled to net income (loss) below and is not a substitute for the GAAP equivalent. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, acquisition–related transaction costs, share-based compensation expenses and other expenses. We believe that Adjusted EBITDA is an important measure of our operating performance because it allows management, lenders, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of changes to our capitalization structure, acquisition–related costs, income tax status, and other items of a non-operational nature that affect our comparability. The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated. See also “Results of Operations – Adjusted EBITDA.”

2013 - Quarter Ended	March 31	June 30	September 30	December 31
(In thousands)
Net loss	$(3,592)	$(2,783)	$(2,251)	$(1,590)
Share-based compensation expense (i)	4,131	4,283	3,820	4,923
Depreciation and amortization expense	16,326	15,822	15,910	14,690
Acquisition-related transaction costs	449	458	186	1,041
Other expenses(ii)	363	311	(24)	703
Interest and other expenses, net	7,530	7,700	7,316	7,095
Benefit for income taxes	(2,202)	(785)	(1,072)	(1,297)
Adjusted EBITDA:	$23,005	$25,006	$23,885	$25,565

2012 - Quarter Ended	March 31	June 30	September 30	December 31
(In thousands)
Net loss	$(4,323)	$(3,307)	$(4,626)	$(2,683)
Share-based compensation expense (i)	4,696	4,849	3,018	1,194
Depreciation and amortization expense	14,025	13,762	14,458	16,306
Acquisition-related transaction costs	145	(254)	1,378	385
Other expenses (ii)	55	26	62	559
Interest and other expenses, net	6,573	6,174	7,546	7,758
Benefit for income taxes	(2,342)	(804)	(1,654)	(3,187)
Adjusted EBITDA:	$18,829	$20,446	$20,182	$20,332

(i)

For the quarters ended March 31, June 30, September 30, and December 31, 2013, share-based compensation expense of approximately $728,000, $719,000, 748,000 and $692,000, respectively is included in costs of revenues, and the remainder is included in SGA expenses. Share-based compensation expense of approximately $750,000 is included in costs of revenues for all quarters of 2012 and the remainder is included in SGA expenses.

(ii)	Other expenses consist principally of integration related expenses, such as facility termination, severance and relocation costs, associated with our acquisition strategy.

Liquidity and Capital Resources

Our principal capital requirements are to fund operations and acquisitions. Since our initial public offering ("IPO") in November 2010, we have funded our capital needs from cash flow generated from operations, borrowings under the Senior Secured Revolving Credit Facility and working capital facilities and the private offering of the Senior Unsecured Notes, as defined below.  We have also funded our acquisition program with equity issuances to sellers. We expect that cash and cash equivalents, availability under our existing credit and working capital facilities and cash flow from operations will be sufficient to support our operations, planned capital expenditures and acquisitions for at least the next 12 months.

Although we believe that our current cash and cash equivalents and funds available under our Senior Secured Revolving Credit Facility and working capital facilities will be sufficient to meet our working capital and acquisition plans for at least the next 12 months, we may need to raise additional funds through the issuance of equity or convertible debt securities or increase borrowings to fund acquisitions. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. Additional financing may not be available or, if available, such financing may not be obtained on terms favorable to our stockholders and us.

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

Share Repurchase Program

In August 2011, we announced that the Board of Directors authorized the implementation of a share repurchase program to repurchase up to $20.0 million of outstanding shares of our common stock. The program calls for the repurchases to be made at management’s discretion in the open market or privately negotiated transactions, subject to cash requirements for other purposes, and other relevant factors, such as trading price, trading volume, general market and business conditions, and our compliance with certain covenants under our contractual obligations. There is no guarantee as to the exact number of shares, if any, that we may repurchase, and the Board of Directors may suspend or discontinue the repurchase program at any time. For the year ended December 31, 2011, we repurchased approximately 1,009,000 shares of common stock under the share repurchase program. These shares were repurchased at an average cost of $9.34 per share for a total cost of $9.4 million. For the year ended December 31, 2012, we repurchased approximately 39,000 shares of common stock under the share repurchase program. These shares were repurchased at an average cost of $9.91 per share for a total cost of $387,000. For the years ended December 31, 2011 and 2012, we reissued approximately 203,000 and 6,000 shares from treasury, respectively to fund acquisitions completed in each of those years. There were no share repurchases or re-issuances for the year ended December 31, 2013.

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

 On February 3, 2014, we entered into a sixth amendment to our Senior Secured Revolving Credit Facility (the “Sixth Amendment”). The Sixth Amendment (i) allowed us to consummate the acquisition of Gould & Lamb, and (ii) allows us to acquire a target (a) with negative trailing twelve month adjusted EBITDA (as defined in the Senior Secured Revolving Credit Facility) if the purchase price of such acquisition is less than $5.0 million, (b) with trailing twelve month adjusted EBITDA (as defined in the Senior Secured Revolving Credit Facility) of less than or equal to $3,000,000 without delivering to the lenders a quality of earnings report regarding such target and (c) without delivering pro forma projections to our lenders if the purchase price of such acquisition is less than $75.0 million, in each case, without prior lender consent. We financed the $75.0 million purchase price for the Gould & Lamb acquisition in February 2014 with proceeds from the Senior Secured Revolving Credit Facility.

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

Borrowings under the Senior Secured Revolving Credit Facility, as amended, bear interest, at either (i) LIBOR plus the applicable margin or (ii) a base rate (equal to the highest of (a) the federal funds rate plus 0.5%, (b) the Bank of America prime rate and (c) LIBOR (using a one-month period) plus 1.0%), plus the applicable margin, as we elect. The applicable margin means a percentage per annum determined in accordance with the following table:

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

The Senior Secured Revolving Credit Facility contains restrictive covenants, including among other things financial covenants requiring us to not exceed a maximum consolidated senior secured leverage coverage ratio, a maximum total consolidated leverage ratio and to maintain a minimum consolidated fixed charge coverage ratio. The Senior Secured Revolving Credit Facility also restricts our ability (subject to certain exceptions) to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and make other payments in respect of capital stock, make certain investments, sell assets, change our lines of business, enter into transactions with affiliates and other corporate actions.  As of December 31, 2013, the Company was in compliance with the financial covenants in the Senior Secured Revolving Credit Facility.

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

As of December 31, 2013, we had $45.0 million outstanding under the Senior Secured Revolving Credit Facility, bearing interest at a rate of LIBOR plus 3.00%, resulting in $217.5 million of undrawn commitments.

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

On June 28, 2013, UKIM entered into an amendment to extend the term of the existing UKIM SFA by 24 months from June 28, 2013, to amend the discount margin to 2.4% over Base Rate (0.5% rate on December 31, 2013) and to provide that payments by UKIM for certain non-working capital purposes are permitted under the UKIM SFA. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of December 31, 2013, UKIM had $7.8 million outstanding under the working capital facility, resulting in approximately $377,000 in availability.

On May 12, 2011, our indirect 100% owned subsidiary Premex entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays provides Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on December 31, 2013) and serves to finance Premex’s unpaid account receivables.  The working capital facility had a minimum term of 36 months.

On June 28, 2013, Premex entered into an amendment to extend the term of the existing Premex SFA by 24 months from June 28, 2013, and to provide that payments by Premex for certain non-working capital purposes are permitted under the Premex SFA. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of December 31, 2013, Premex had $30.1 million outstanding under the working capital facility, resulting in approximately $13.6 million in availability.

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

Cash Flow Summary

Cash and cash equivalents were $12.8 million at December 31, 2013 as compared with $8.6 million at December 31, 2012 and $8.4 million at December 31, 2011.

Our cash flows from operating, investing and financing activities, as reported in our Consolidated Financial Statements included elsewhere in this report, are summarized as follows (in thousands):

	For the years ended December 31,
	2011	2012	2013
Net cash provided by operating activities	$39,543	$24,777	$36,355
Net cash used in investing activities	(335,814)	(114,384)	(10,154)
Net cash provided by (used in) financing activities	270,885	89,724	(21,072)
Exchange rate impact on cash and cash equivalents	178	94	(927)
Net increase (decrease) in cash and cash equivalents	$(25,208)	$211	$4,202

Operating Activities. Net cash provided by operating activities was $36.4 million for the year ended December 31, 2013 as compared with net cash provided by operating activities of $24.8 million for the year ended December 31, 2012.  Net cash provided by operating activities for 2013 consisted of our net loss of $10.2 million and a net increase in working capital of approximately $15.2 million in 2013, which was offset by net non-cash charges of $61.8 million (principally including $62.7 million in depreciation and amortization and $17.2 million in share-based compensation, offset by a net decrease in deferred income taxes of $18.0 million). The increase in working capital primarily consisted of increases in accounts receivable offset by increased accounts payable and accrued expenses and deferred revenues and customer deposits.

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

Net cash provided by operating activities was $39.5 million for the year ended December 31, 2011.  Net cash provided by operating activities for 2011 consisted of our net loss of $8.3 million and a net increase in working capital of approximately $5.1 million in 2011, which was offset by net non-cash charges of $53.0 million (principally including $47.4 million in depreciation and amortization and $7.8 million in share-based compensation, offset by a net decrease in deferred income taxes of $6.4 million). The increase in working capital primarily consisted of increases in accounts receivable, prepaid expenses and other current assets and decreases in accounts payable and accrued expenses, offset by increased accrued interest expense associated with the Senior Unsecured Notes.

Investing Activities. Net cash used in investing activities was $10.2 million for the year ended December 31, 2013 as compared to net cash used in operating activities of $114.4 million for the year ended December 31, 2012.  The decrease was due primarily to reduced acquisition activity in 2013 and, to a lesser extent, proceeds from our foreign currency net investment hedges, offset by a slight increase in capital expenditures.

Net cash used in investing activities was $114.4 million for the year ended December 31, 2012 as compared to net cash used in operating activities of $335.8 million for the year ended December 31, 2011.  The decrease was due primarily to reduced acquisition activity in 2012 and, to a lesser extent, reduced capital expenditures.

Net cash used in investing activities was $335.8 million for the year ended December 31, 2011. This use was directly attributable to increased cash paid for acquisition activity, capital asset purchases and acquisition settlement related activities during 2011 of approximately $322.2 million, $6.9 million and $6.7 million, respectively.

Financing Activities. Net cash used in financing activities was $21.1 million for the year ended December 31, 2013 as compared to net cash provided by financing activities of $89.7 million for the year ended December 31, 2012.  This 2013 cash used was primarily attributable to borrowings under our Senior Secured Revolving Credit Facility of $142.5 million, proceeds from the exercise of options and warrants of $24.3 million, the excess tax benefit related to share-based compensation of $6.6 million and net borrowings under our working capital facilities of $2.3 million, offset by repayments under our Senior Secured Revolving Credit Facility of $196.7.

Net cash provided by financing activities was $89.7 million for the year ended December 31, 2012 as compared to net cash provided by financing activities of $270.9 million for the year ended December 31, 2011.  The 2012 provision of cash was primarily attributable to borrowings under our Senior Secured Revolving Credit Facility of $170.6 million and the excess tax benefit related to share-based compensation of $2.9 million, offset by repayments under our Senior Secured Revolving Credit Facility of $76.0 million and net repayments under our working capital facilities of $6.3 million.

Net cash provided by financing activities was $270.9 million for the year ended December 31, 2011. The 2011 provision of cash was primarily attributable to $250.0 million in proceeds from our private offering of the Senior Unsecured Notes in July 2011, net borrowings under our working capital facilities of $35.6 million, and borrowings under our Senior Secured Revolving Credit Facility of $278.0 million, offset by repayments under our credit facilities of $273.0 million, payments of deferred financing costs of $9.7 million, and purchases of stock for treasury of $9.4 million.

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

Contractual Obligations and Commitments

Our contractual cash payment obligations as of December 31, 2013 are set forth below:

	Payments due by year ending December 31,
	Total	2014	2015	2016	2017	2018	Thereafter
	(In thousands)
Amounts outstanding under senior unsecured notes payable	$250,000	$—	$—	$—	$—	$—	$250,000

Amounts outstanding under senior secured revolving credit facility	45,027	—	—	45,027	—	—	—

Operating leases	42,245	11,482	9,630	6,933	5,733	4,331	4,136

Amounts outstanding under working capital facilities	37,943	—	37,943	—	—	—	—

Subordinated unsecured notes payable	318	318	—	—	—	—	—
Total:	$375,533	$11,800	$47,573	$51,960	$5,733	$4,331	$254,136

As of December 31, 2013, we leased our office spaces for our corporate locations in Atlanta, Georgia and New York, New York and also for our 62 service centers in various cities under non-cancelable lease agreements. We own an office facility in Warren, Michigan.

We have certain contractual obligations including various debt agreements with requirements to make interest payments. Amounts outstanding under the Senior Unsecured Notes are subject to a fixed interest rate of 9.0% and interest is expected to be $22.5 million annually with semi-annual payments that began in January 2012 and end in July 2019.  Additionally, certain amounts are subject to the level of borrowings in future periods and the interest rate for the applicable periods, and therefore the amounts of these payments are not determinable. Based upon amounts outstanding at December 31, 2013 and applicable interest rates currently ranging between 0.0% and 5.25%, interest amounts are expected to be approximately $2.7 million for the year ended December 31, 2014, approximately $2.2 million for the year ended December 31, 2015 and approximately $823,000 for the year ended December 31, 2016.

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

Certain agreements with customers in the U.K. include provisions whereby collection of the amounts billed are contingent on the favorable outcome of the claim.  We have deemed these provisions to preclude revenue recognition at the time of performance, as collectability is not reasonably assured and the cash payments are contingent, and are deferring these revenues, net of estimated costs, until the case has been settled the cash has been collected and the contingency has been resolved.  For the year ended December 31, 2011, we had deferred $2.6 million in contingent revenues and $1.6 million in costs associated with the contingent revenues.  For the year ended December 31, 2012, we deferred an additional $10.0 million in contingent revenues and $7.5 million in costs associated with the contingent revenues. For the year ended December 31, 2013, we deferred an additional $7.0 million in contingent revenues and $5.3 million in costs associated with the contingent revenues.

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

We assume, that on average, all accounts receivable will be collected within one year and thus classify these as current assets; however, there are certain receivables, principally in the U.K., that have aged longer than one year as of December 31, 2012 and 2013, and we have recorded an estimate for those receivables that will not be collected within one year as long-term in the Consolidated Balance Sheets.

Goodwill and Other Intangible Assets

Goodwill is an asset representing the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Based on the provisions of ASC 350, Intangibles—Goodwill and Other (“ASC 350”), goodwill and indefinite lived intangible assets are tested for impairment annually or more frequently if impairment indicators arise. We evaluate the carrying value of goodwill during the fourth quarter of each fiscal year and between annual valuations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting units below their carrying amount. Such circumstances include: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we compare the fair value of the reporting units to which the goodwill is assigned to the reporting units’ carrying amount, including goodwill. The fair value of the reporting units is estimated using primarily the income, or discounted cash flows, approach. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated in a hypothetical analysis to all of the other assets and liabilities, including any unrecognized intangible assets, of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

Intangible assets, including client relationships, trade names, covenants not to compete and technology that have finite lives are amortized over their useful lives.

We performed our annual impairment review of goodwill in October 2013 and reviewed subsequent events through December 31, 2013 and determined that the fair value of our reporting units substantially exceed their carrying value, and goodwill was not impaired as of year end. Further, we believe that there have been no facts or circumstances through the date of this filing that indicate an impairment of goodwill exists.

Deferred Income Taxes

We provide for deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities based on currently enacted tax laws. Our deferred and other tax balances are based on management’s interpretation of the tax regulations and rulings in numerous taxing jurisdictions. Income tax expense and liabilities recognized by us also reflect our best estimates and assumptions regarding, among other things, the level of future taxable income, the effect of our various tax planning strategies and uncertain tax positions. Future tax authority rulings and changes in tax laws, changes in projected levels of taxable income and future tax planning strategies could affect the actual effective tax rate and tax balances recorded by us. We follow the provisions under FASB ASC Subtopic 740-10, Income Taxes - Overall ("ASC 740") that provides a recognition threshold and measurement criteria for the financial statement recognition of a tax benefit taken or expected to be taken in a tax return. Tax benefits are recognized only when it is more likely than not, based on the technical merits, that the benefits will be sustained on examination. Tax benefits that meet the more-likely-than-not recognition threshold are measured using a probability weighting of the largest amount of tax benefit that has greater than 50% likelihood of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a particular tax benefit is a matter of judgment based on the individual facts and circumstances evaluated in light of all available evidence as of the balance sheet date.

We are no longer subject to U.S. federal income or state tax return examinations by tax authorities before 2009 and 2008, respectively. We operate in multiple taxing jurisdictions and face audits from various tax authorities. We remain subject to examination until the statute of limitations expires for the respective tax jurisdiction. We do not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next twelve months. We record interest and penalties related to unrecognized tax benefits in income tax expense.

Undistributed earnings of our foreign subsidiaries are considered indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been recorded. Deferred taxes are provided for earnings outside the United States when those earnings are not considered indefinitely reinvested.

Share-Based Compensation and Other Equity Instruments

Our stock incentive plan provides for the granting of stock options and other share-based awards including warrants, restricted stock units (“RSUs”) and shares of restricted stock, in accordance with ASC Topic 718, Compensation—Stock Compensation  (“ASC 718”). ASC 718 requires measurement of compensation cost for all share-based awards at fair value on the grant date (or measurement date, if different) and recognition of compensation expense, net of forfeitures, over the requisite service period for awards expected to vest. We use the straight-line amortization method for recognizing share-based compensation expense.

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

Our expected volatility assumptions are based upon our peer group median implied volatility for 2011 and 2012 stock option grants, and are based upon the weighted average of our peer group median implied volatility, our mean reversion volatility and the median of our peer group’s most recent historical volatilities for 2013 stock option grants. Expected life assumptions are based upon the “simplified” method for those options issued in 2011, 2012 and 2013 which were determined to be issued approximately at-the-money. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The following table summarizes the number of stock options granted and outstanding as of December 31, 2013 for the quarterly periods from January 1, 2011 through December 31, 2013, the per share exercise price of the stock options and estimated per share weighted average fair value of stock options:

Quarter ending	Number of shares subject to options granted and outstanding	Weighted average per share exercise price of options	Weighted average per share fair value of options (1)
March 31, 2011	849,505	$22.50	$8.78
June 30, 2011	655,309	$24.18	$9.28
September 30, 2011	191,784	$13.62	$5.41
December 31, 2011	261,808	$7.80	$3.39
March 31, 2012	1,862,957	$9.51	$4.23
June 30, 2012	125,026	$12.13	$5.47
September 30, 2012	50,597	$12.59	$5.77
December 31, 2012	139,063	$14.13	$6.54
March 31, 2013	283,300	$14.24	$6.63
June 30, 2013	55,800	$18.00	$8.39
September 30, 2013	80,100	$24.28	$11.52
December 31, 2013	89,700	$26.23	$12.61

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

The fair value of shares of restricted stock and RSUs is determined based upon the market price of the underlying common stock as of the date of grant. Additional information regarding our valuation of common stock and equity awards is set forth in Note 2 to our consolidated financial statements included elsewhere in this report.

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

Our financial liabilities, which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy as of December 31, 2012 and 2013 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2012
Financial instruments:
Interest rate swap	$—	$(101)	$—	$(101)
Contingent consideration	—	—	(846)	(846)

As of December 31, 2013
Financial instruments:
Contingent consideration	$—	$—	$(4,834)	$(4,834)
Foreign currency derivative asset	—	61	—	61
Foreign currency derivative liability	—	(683)	—	(683)

The fair value of the interest rate swap is determined using observable market inputs, such as current interest rates, and considers our nonperformance risk and that of our counterparties. The interest rate swap matured in July of 2013 and we have no further obligation associated with this agreement.

The contingent consideration relates to earnout provisions recorded in conjunction with certain acquisitions completed in 2009, 2010 and 2013 (see Note 3). Of the total increase in fair value of the contingent consideration of $4.0 million in 2013, $4.4 million was added as the result of a 2013 acquisition, and $35,000 was recorded in interest and other expenses, net in the Consolidated Statements of Comprehensive Loss due to changes in the fair value of the contingent consideration. These increases were offset by $343,000 settled as cash consideration to satisfy installments related to 2009 and 2010 acquisitions and, approximately $110,000 of the change in value relates to the release of a restriction associated with shares previously issued related to a 2009 acquisition.

The fair value of the foreign currency derivative was determined using observable market inputs such as foreign currency exchange rates and considers nonperformance risk of the Company and that of its counterparties.

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

Accounting Pronouncements Not Yet Adopted

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”) which amends accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists. This new guidance requires entities, if certain criteria are met, to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The provisions of ASU 2013-11 are effective for fiscal years and interim periods beginning after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We intend to adopt the provisions of this ASU in the first quarter of 2014 and are currently evaluating the potential impact on our financial position, results of operations and cash flows.

There were various other accounting standards and interpretations issued during 2012 and 2013 that we have not yet been required to adopt, none of which are expected to have a material impact on our financial position, results of operations or cash flows.

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

Interest Rate Risk. As of December 31, 2013, we had cash and cash equivalents totaling approximately $12.8 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $760,000 were held in the U.S. Therefore, the U.S. amounts were insured under standard FDIC insurance coverage for deposit accounts up to $250,000, per depositor and account ownership category, at each separately insured depository institution.

Our outstanding debts of $37.9 million and $45.0 million at December 31, 2013 related to indebtedness under our working capital facilities and Senior Secured Revolving Credit Facility, respectively, contain floating interest rates. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase in our variable rate debt would result in an increase of approximately $830,000 in our annual pre-tax net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at December 31, 2013.

Foreign Exchange Risk. As of December 31, 2013, we have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. dollar, namely, the Canadian dollar, the Pound Sterling and the Australian dollar. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently hedge our exposure to foreign currency exchange rate fluctuations related to the Canadian dollar given that the net difference between foreign currency denominated revenue and expenses is immaterial. In the future, however, we may hedge such exposure to foreign currency exchange rate fluctuations in this currency.

In September 2012, in order to protect against foreign currency exposure on our Australian operations, we borrowed in Australian dollars as a hedge of our net investment in Australia related to the MedHealth acquisition. We had outstanding debt of approximately AUD$50.0 million that was designated as a hedge of our net investment in Australia as of December 31, 2012.  This non-derivative net investment hedge was classified as long-term debt in our Consolidated Balance Sheets. In accordance with ASC 815, the translation of this debt instrument designated as a net investment hedge is recorded in accumulated other comprehensive loss, offsetting the currency translation adjustment of the related net investment that is also recorded in accumulated other comprehensive loss. The AUD$ denominated debt was paid off in full in the second quarter of 2013 and as of December 31, 2013, all outstanding debt under the Senior Secured Revolving Credit Facility is denominated in U.S. dollars.

Beginning in the second quarter of 2013, in order to protect against foreign currency exposure in our Australian operations, we entered into forward foreign currency contracts as a hedge of AUD $60.0 million of its net investment in Australia. Beginning in the third quarter of 2013, we also entered into forward foreign currency contracts as a hedge of £40.0 million of our net investment in the U.K. We settled certain of its hedge positions during the 2013 year and received $1.4 million in net proceeds. This amount was classified in accumulated other comprehensive income in our Consolidated Balance Sheet (see Note 2), offsetting the currency translation adjustment of the related net investment that is also recorded in accumulated other comprehensive loss, and is reported net of the effect of income taxes. As of December 31, 2013, we had a net liability of $622,000, with $683,000 recorded in other current liabilities and $61,000 recorded in other current assets with the offsetting net unrealized loss being recorded in accumulated other comprehensive loss in our Consolidated Balance Sheets associated with open forward foreign currency contracts which matured in January of 2014.

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

As of December 31, 2013 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

The management of ExamWorks is responsible for establishing and maintaining adequate internal control over financial reporting, as such is defined in Rules 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. The Company’s internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

ExamWorks’ management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, using the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment is to determine whether the Company’s internal control over financial reporting was effective as of December 31, 2013. ExamWorks’ management has concluded that, as of December 31, 2013, its internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles.

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

Description

ExamWorks Group, Inc. and Subsidiaries

2. Financial Statement Schedules.

The following Financial Statement Schedule for the Registrant is filed as part of this Report and should be read in conjunction with the Registrant’s Financial Statements:

Description

Schedule II – Valuation and Qualifying Accounts	66

(b)           Exhibits.

Exhibit Number	Title
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

2.6*

Additional Sellers Deed relating to the sale and purchase of MedHealth Holdings Pty Limited dated August 31, 2012 among EW Pacific Pty Ltd and certain minority shareholders of MedHealth Holdings Pty Limited (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on August 31, 2012).

2.7*

Stock Purchase Agreement dated as of February 3, 2014, by and among Exam Works, Inc., G&L Intermediate Holdings, Inc., G&L Investment Holdings, Inc., ABRY Partners V, L.P. and ABRY Senior Equity II, L.P (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 4, 2014).

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

10.19.6

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

10.19.7

Sixth Amendment to Credit Agreement and Consent dated as of February 3, 2014, by and among ExamWorks Group, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and Lenders party thereto (filed as Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on February 4, 2014 and incorporated by reference herein).

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

10.23	Sales Finance Agreement by and between UK Independent Medical Services Ltd and Barclays Bank PLC, dated September 30, 2010

10.24

Amendment Letter, dated June 28, 2013, by and between UK Independent Medical Services Ltd and Barclays Bank PLC, amending Sales Finance Agreement dated September 30, 2010 (filed as Exhibit 10.3 to Form 8-K filed with the Securities and Exchange Commission on July 28, 2013 and incorporated by reference herein).

10.25

Amendment to Asset Purchase Agreement, dated October 3, 2011, by and among Direct IME Corp., ExamWorks Group, Inc., DAAL Financial (f.k.a. Direct IME), Direct IME Inc., Direct IME Occupational Therapy Services Inc., Eleanor Cumiskey and Greg Cumiskey (filed as Exhibit 10.3 to Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011 and incorporated by reference herein).

10.26

Amendment to Asset Purchase Agreement, dated October 3, 2011, by and among SOMA Medical Assessments Corp., ExamWorks Group, Inc., 1742366 Ontario Limited (f.k.a. SOMA Medical Assessments Inc.), 1495929 Ontario Inc. and Troy Cumiskey (filed as Exhibit 10.3 to Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011 and incorporated by reference herein).

10.27++

Separation and Release Agreement dated May 19, 2011 by and between ExamWorks Group, Inc. and Joshua W. LeMaire (filed as Exhibit 10.1 to Form 8-K filed on May 20, 2011 and incorporated by reference herein).

21.1	List of subsidiaries of the Registrant

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

SCHEDULE II

EXAMWORKS GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

 (In thousands)

	Beginning Balance	Charged to Costs and Expenses	Deductions	Acquisitions	Ending Balance
Year ended December 31, 2011
Allowance for doubtful accounts	$815	$2,297	$(450)	$—	$2,662

Year ended December 31, 2012
Allowance for doubtful accounts	2,662	2,852	(1,370)	215	4,359

Year ended December 31, 2013
Allowance for doubtful accounts	$4,359	$4,751	$(1,656)	$(246)	$7,208

All financial statement schedules not listed are omitted because they are inapplicable or the requested information is shown in the financial statements of the Registrant or in the related notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2013 to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of March 2014.

EXAMWORKS GROUP, INC.

By:	/s/ J. Miguel Fernandez de Castro
J. Miguel Fernandez de Castro
Senior Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Perlman	Chairman of the Board and Director	March 6, 2014
Richard E. Perlman

/s/ James K. Price	Chief Executive Officer and	March 6, 2014
James K. Price	Director (Principal Executive Officer)

/s/ J. Miguel Fernandez de Castro	Chief Financial Officer and Senior Executive	March 6, 2014
J. Miguel Fernandez de Castro	Vice President (Principal Financial and
Accounting Officer)

/s/ Peter B. Bach	Director	March 6, 2014
Peter B. Bach

/s/ Peter M. Graham	Director	March 6, 2014
Peter M. Graham

/s/ J. Thomas Presby	Director	March 6, 2014
J. Thomas Presby

/s/ William A. Shutzer	Director	March 6, 2014
William A. Shutzer

/s/ David B. Zenoff	Director	March 6, 2014
David B. Zenoff

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ExamWorks Group, Inc.:

We have audited the accompanying consolidated balance sheets of ExamWorks Group, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2013, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule included in Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ExamWorks Group, Inc. and subsidiaries as of December 31, 2012 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ExamWorks Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia
March 6, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ExamWorks Group, Inc.:

We have audited ExamWorks Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ExamWorks Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ExamWorks Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ExamWorks Group, Inc. and subsidiaries as of December 31, 2012 and 2013, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 6, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Atlanta, Georgia
March 6, 2014

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2012	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$8,627	$12,829
Accounts receivable, net	144,676	169,905
Other receivables	21	—
Prepaid expenses	5,336	5,785
Deferred tax assets	16	433
Other current assets	1,213	1,298
Total current assets	159,889	190,250
Property, equipment and leasehold improvements, net	10,333	10,950
Goodwill	370,143	369,312
Intangible assets, net	152,896	94,864
Long-term accounts receivable, less current portion	31,708	35,952
Deferred tax assets, noncurrent	4,173	21,491
Deferred financing costs, net	10,258	8,193
Other assets	1,101	1,501
Total assets	$740,501	$732,513
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,940	$52,672
Accrued expenses	35,995	38,448
Accrued interest expense	10,918	10,431
Deferred revenue	3,951	5,795
Current portion of subordinated unsecured notes payable	275	318
Current portion of contingent earnout obligation	91	2,032
Current portion of working capital facilities	5,983	—
Other current liabilities	5,973	6,438
Total current liabilities	110,126	116,134
Senior unsecured notes payable	250,000	250,000
Senior secured revolving credit facility and working capital facilities, less current portion	128,402	82,970
Long-term subordinated unsecured notes payable, less current portion	300	—
Long-term contingent earnout obligation, less current portion	—	2,373
Other long-term liabilities	7,525	8,165
Total liabilities	496,353	459,642
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; Authorized 50,000,000 shares; no shares issued and outstanding at December 31, 2012 and December 31, 2013	—	—
Common stock, $0.0001 par value; Authorized 250,000,000 shares; issued and outstanding 34,341,360 and 36,928,212 shares at December 31, 2012 and December 31, 2013, respectively	3	4
Additional paid-in capital	285,938	333,996
Accumulated other comprehensive income (loss)	3,183	(5,937)
Accumulated deficit	(36,488)	(46,704)
Treasury stock, at cost; Outstanding 905,349 shares at December 31, 2012 and December 31, 2013	(8,488)	(8,488)
Total stockholders’ equity	244,148	272,871
Total liabilities and stockholders' equity	$740,501	$732,513

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands, except share and per share amounts)

	For the years ended December 31,
	2011	2012	2013

Revenues	$397,860	$521,237	$616,016
Costs and expenses:
Costs of revenues	262,242	344,051	405,329
Selling, general and administrative expenses	84,133	113,510	133,870
Depreciation and amortization	47,439	58,551	62,748
Total costs and expenses	393,814	516,112	601,947
Income from operations	4,046	5,125	14,069
Interest and other expenses, net:
Interest expense, net	15,480	27,968	29,531
Loss on early extinguishment of debt	621	—	—
Other (income) expense, net	—	(226)	211
Gain on interest rate swap	(328)	(225)	(101)
Realized foreign currency loss	688	534	—
Total interest and other expenses, net	16,461	28,051	29,641
Loss before income taxes	(12,415)	(22,926)	(15,572)
Benefit for income taxes	(4,082)	(7,987)	(5,356)
Net loss	$(8,333)	$(14,939)	$(10,216)

Comprehensive Loss:
Net loss	$(8,333)	(14,939)	$(10,216)
Foreign currency translation adjustments, net of tax	(2,645)	4,612	(9,120)
Total comprehensive loss	$(10,978)	(10,327)	$(19,336)

Per share data:
Net loss per share:
Basic and diluted	$(0.25)	$(0.44)	$(0.29)

Weighted average number of common shares outstanding:
Basic and diluted	33,975,658	34,141,098	35,315,185

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Series A convertible preferred stock		Common stock		Treasury stock	Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Amount	capital	income (loss)	deficit	equity
Balances at December 31, 2010	—	—	32,216,104	3	—	211,861	1,216	(12,840)	200,240
Issuance of common stock for acquisitions	—	—	2,098,038	—	—	45,386	—	—	45,386
Issuance of common stock for the exercise of options and warrants	—	—	479,423	—	—	2,292	—	—	2,292
Issuance of common stock, from treasury for acquisitions	—	—	202,999	—	2,158	6	—	(376)	1,788
Issuance of common stock for services	—	—	44,908	—	—	—	—	—	—
Issuance of common stock, net of related costs, to settle earnout obligations	—	—	57,758	—	—	808	—	—	808
Share-based compensation	—	—	—	—	—	7,834	—	—	7,834
Net loss	—	—	—	—	—	—	—	(8,333)	(8,333)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	—	(2,645)	—	(2,645)
Stock repurchases under stock repurchase programs	—	—	(1,008,612)	—	(9,421)	—	—	—	(9,421)
Other	—	—	—	—	—	(25)	—	—	(25)
Balances at December 31, 2011	—	$—	34,090,618	$3	$(7,263)	$268,162	$(1,429)	$(21,549)	$237,924
Issuance of common stock for the exercise of options and warrants	—	—	302,875	—	—	2,258	—	—	2,258
Issuance of common stock, from treasury for acquisitions	—	—	6,190	—	58	27	—	—	85
Issuance of common stock for services	—	—	47,603	—	—	—	—	—	—
Shares recovered relating to acquisitions	—	—	(66,926)	—	(896)	—	—	—	(896)
Share-based compensation	—	—	—	—	—	12,649	—	—	12,649
Excess tax benefit on share-based compensation	—	—	—	—	—	2,853	—	—	2,853
Net loss	—	—	—	—	—	—	—	(14,939)	(14,939)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	4,612	—	4,612
Stock repurchases under stock repurchase programs	—	—	(39,000)	—	(387)	—	—	—	(387)
Other	—	—	—	—	—	(11)	—	—	(11)
Balances at December 31, 2012	—	$—	34,341,360	$3	$(8,488)	$285,938	$3,183	$(36,488)	$244,148
Issuance of common stock for the exercise of options and warrants	—	—	2,297,114	1	—	24,261	—	—	24,262
Issuance of common stock for services	—	—	289,738	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	17,187	—	—	17,187
Excess tax benefit on share-based compensation	—	—	—	—	—	6,610	—	—	6,610
Net loss	—	—	—	—	—	—	—	(10,216)	(10,216)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	—	(9,120)	—	(9,120)
Balances at December 31, 2013	—	$—	36,928,212	$4	$(8,488)	$333,996	$(5,937)	$(46,704)	$272,871

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2011	2012	2013
Operating activities:
Net loss	$(8,333)	(14,939)	$(10,216)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on interest rate swap	(328)	(225)	(101)
Depreciation and amortization	47,439	58,551	62,748
Amortization of deferred rent	(450)	(82)	(370)
Share-based compensation	7,834	13,756	17,157
Excess tax benefit related to share-based compensation	—	(2,853)	(6,610)
Provision for doubtful accounts	2,297	2,852	4,751
Amortization of deferred financing costs	1,941	2,190	2,191
Deferred income taxes	(6,364)	(21,201)	(18,021)
Loss on early extinguishment of debt	621	—	—
Other	—	(31)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(9,047)	(24,666)	(31,112)
Prepaid expenses and other current assets	(1,801)	(64)	(552)
Accounts payable and accrued expenses	(1,907)	8,300	15,625
Accrued interest expense	10,240	671	(487)
Deferred revenue and customer deposits	(169)	2,425	1,676
Other liabilities	(2,430)	93	(324)
Net cash provided by operating activities	39,543	24,777	36,355
Investing activities:
Purchases of equipment and leasehold improvements, net	(6,856)	(5,841)	(6,544)
Cash paid for acquisitions, net	(322,248)	(108,970)	(3,318)
Working capital and other settlements for acquisitions	(6,710)	427	(569)
Proceeds from foreign currency net investment hedge	—	—	1,421
Other	—	—	(1,144)
Net cash used in investing activities	(335,814)	(114,384)	(10,154)
Financing activities:
Borrowings under senior secured revolving credit facility	278,000	170,640	142,473
Proceeds from the exercise of options and warrants	2,292	2,258	24,261
Excess tax benefit related to share-based compensation	—	2,853	6,610
Net borrowings (repayments) under working capital facilities	35,621	(6,279)	2,772
Borrowings under senior unsecured notes payable	250,000	—	—
Purchases of stock for treasury	(9,421)	(387)	—
Payment of deferred financing costs	(9,746)	(1,074)	(172)
Repayment of subordinated unsecured notes payable	(2,421)	(2,193)	(270)
Repayments under senior secured revolving credit facility	(273,000)	(76,000)	(196,746)
Other	(440)	(94)	—
Net cash provided by (used in) financing activities	270,885	89,724	(21,072)
Exchange rate impact on cash and cash equivalents	178	94	(927)
Net increase (decrease) in cash and cash equivalents	(25,208)	211	4,202
Cash and cash equivalents, beginning of year	33,624	8,416	8,627
Cash and cash equivalents, end of year	$8,416	8,627	$12,829

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for acquisitions	$47,174	85	$—
Issuance of common stock to settle earnout obligations	808	—	—

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,447	25,214	$27,495
Cash paid for income taxes	4,061	8,913	8,967

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

(1)              Nature of Operations and Basis of Presentation

ExamWorks Group, Inc. (“ExamWorks” or the “Company”) is a leading provider of independent medical examinations (“IMEs”), peer and bill reviews, Medicare compliance, and other related services (“IME services” or the “IME industry”). ExamWorks, Inc. was incorporated as a Delaware corporation on April 27, 2007. In 2008, ExamWorks, Inc. acquired three companies operating in the IME industry. In 2009, ExamWorks, Inc. acquired 11 other IME services companies, including a provider of software solutions to the IME industry. In 2010, ExamWorks, Inc. acquired 14 additional IME services companies. In 2011, ExamWorks, Inc. acquired nine additional IME services companies.  In 2012, ExamWorks, Inc. acquired three additional IME services companies. In 2013 ExamWorks, Inc. acquired two additional IME companies. Through the date of this filing, the Company has acquired 46 IME services companies, including four additional IME services companies acquired in early 2014. As of December 31, 2013, ExamWorks, Inc. operated out of 59 service centers serving all 50 United States, Canada, the United Kingdom and Australia. In June 2010, ExamWorks, Inc. effected a corporate reorganization creating a holding company, ExamWorks Group, Inc., with ExamWorks, Inc. becoming a 100% owned subsidiary of ExamWorks Group, Inc.

The consolidated financial statements include the accounts of ExamWorks and its 100% owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

(2)              Summary of Significant Accounting Policies

(a)              Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on certain assumptions which they believe are reasonable in the circumstances and actual results could differ from those estimates. The more significant estimates reflected in these consolidated financial statements include the valuation of equity issued prior to the Company’s IPO, purchase price allocations, useful lives of intangible assets, potential impairment of goodwill and intangible assets, the allowance for doubtful accounts, the portion of accounts receivable deemed to be long term in nature, and the valuation of deferred tax assets, share-based compensation and derivative instruments.

(b)              Foreign Currencies

Assets and liabilities recorded in foreign currencies are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to other comprehensive income (loss) and are reported net of the effect of income taxes on the consolidated financial statements (See Note 2 (t) to the Consolidated Financial Statements).

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

(c)              Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2012 and 2013.

(d)              Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts owed to the Company for services provided in the normal course of business and are reported net of allowance for doubtful accounts, which amounted to $4.4 million and $7.2 million as of December 31, 2012 and 2013, respectively. Generally, no collateral is received from customers and additions to the allowance are based on ongoing credit evaluations of customers with general credit experience being within the range of management’s expectations. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off.  The Company assumes, that on average, all accounts receivable will be collected within one year and thus classifies these as current assets; however there are certain receivables, principally in the U.K., that have aged longer than one year as of December 31, 2012 and 2013, and the Company has recorded an estimate for those receivables that will not be collected within one year as long-term in the Consolidated Balance Sheets.

(e)               Concentrations of Credit Risk

The Company routinely assesses the financial strength of its customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. For the years ended December 31, 2011, 2012 and 2013, no individual customer accounted for more than 10% of revenues. At December 31, 2012 there was no individual customer that accounted for greater than 10% of the accounts receivable balance. At December 31, 2013, there was one individual customer that accounted for approximately 11% of the accounts receivable balance.

As of December 31, 2013, the Company had cash and cash equivalents totaling approximately $12.8 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $760,000 were held in the U.S. The U.S. amounts were insured under standard FDIC insurance coverage for deposit accounts up to $250,000, per depositor and account ownership category, at each separately insured depository institution.

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

(g)              Long-Lived Assets

In accordance with Impairment or Disposal of Long-Lived Assets, Subsections of Financial Accounting Standards Board (“FASB”) ASC Subtopic 360-10 (“ASC 360”),  Property, Plant, and Equipment — Overall , long-lived assets, such as equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models (using market participant assumptions), quoted market values and third-party independent appraisals, as considered necessary. At December 31, 2012 and 2013, no impairment was noted.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

(h)               Goodwill and Other Intangible Assets

Goodwill is an asset representing the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is reviewed for impairment at least annually in accordance with the provisions of FASB ASC Topic 350,  Intangibles — Goodwill and Other  (“ASC 350”). The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting units are compared with their carrying values (including goodwill). If the fair value of a reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting units' goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis (using market participant assumptions). If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

The Company performed its annual impairment review of goodwill in October of 2012 and 2013 and it was determined that the carrying amount of goodwill was not impaired as the fair value of the reporting units substantially exceeded their carrying values and there have been no subsequent developments that would indicate impairment exists as of December 31, 2013. The goodwill impairment review will continue to be performed annually or more frequently if facts and circumstances warrant a review.

ASC 350 also requires that intangible assets with definite lives be amortized over their estimated useful lives. Currently, customer relationships, trade names, covenants not-to-compete and technology are amortized using the straight-line method over estimated useful lives.

(i)               Deferred Financing Costs

In November 2010, the Company entered in to a senior secured revolving credit facility with Bank of America N.A. (“Senior Secured Revolving Credit Facility”) (see Note 10) and has incurred deferred financing costs of $8.1 million, of which $3.0 million, $654,000 and $56,000 were incurred in the years ended December 31, 2011, 2012 and 2013, respectively.  In July 2011, the Company reduced the aggregate revolving commitments under the Senior Secured Revolving Credit Facility by $37.5 million for a maximum commitment of $262.5 million.  In conjunction with this reduction, the Company recognized debt extinguishment costs of approximately $621,000 in July 2011 for the unamortized portion of the loan costs which were recorded as other interest expense in accordance with ASC topic 470,  Debt  (“ASC 470”).

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

The deferred financing costs associated with the Senior Secured Revolving Credit Facility and the Senior Unsecured Notes are being amortized to interest expense over the five-year term of the facility, as amended, and the eight-year term of the notes, respectively, using the straight-line method, which approximates the effective interest method.

The Company amortized $1.9 million for the year ended December 31, 2011, and $2.2 million for each of the years ended December 31, 2012 and 2013, respectively, to interest expense.

(j)              Deferred Rents

The Company entered into various leases for offices that have certain escalation clauses or other features which require rental expense to be recognized on a straight-line basis over the life of the lease. At each of December 31, 2012 and 2013, the deferred rent balance was $2.0 million, and is included in other current and long-term liabilities in the accompanying Consolidated Balance Sheets.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

(k)               Revenue Recognition

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

Certain agreements with customers in the U.K. include provisions whereby collection of the amounts billed are contingent on the favorable outcome of the claim.  The Company has deemed these provisions to preclude revenue recognition at the time of performance, as collectability is not reasonably assured and the cash payments are contingent, and is deferring these revenues, net of estimated costs, until the case has been settled, the contingency has been resolved and the cash has been collected.   For the year ended December 31, 2011, the Company deferred $2.6 million in contingent revenues and $1.6 million in costs and expenses associated with the contingent revenues.  For the year ended December 31, 2012, the Company deferred an additional $10.0 million in contingent revenues and $7.5 million in costs and expenses associated with the contingent revenues. For the year ended December 31, 2013, the Company deferred an additional $7.0 million in contingent revenues and $5.3 million in costs and expenses associated with the contingent revenues.

Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any subsequent reporting period could be adversely affected.

(l)             Costs of Revenues

Costs of revenues are comprised of fees paid to members of the Company’s medical panel; other direct costs including transcription, film and medical record obtainment and transportation; and other indirect costs including labor and overhead related to the generation of revenues.

(m)              Shipping and Handling Costs

Shipping and handling charges billed to customers are recorded as revenue; the corresponding costs are included in costs of revenues.

(n)              Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred and amounted to $2.2 million for the year ended December 31, 2011, and $2.9 million for each of the years ended December 31, 2012 and 2013, and are included in selling, general and administrative ("SGA") expenses in the accompanying Consolidated Statements of Comprehensive Loss.

(o)              Accounting for Leases

The Company leases office space under operating lease agreements with original lease periods of up to 10 years. Certain of the lease agreements contain renewal and rent escalation provisions. Rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the lease property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term. Landlord allowances for improvements to leaseholds are included in property and equipment and offset by a corresponding deferred rent credit. The Company amortizes the leasehold improvements over the shorter of the life of the improvements or the lease term. The deferred rent credit is included in other liabilities (current and long term) in the accompanying Consolidated Balance Sheets and will be amortized as a reduction of rent expense over the lease term.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

(p)              Income Taxes

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

(q)              Loss Per Common Share

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

For the year ended December 31, 2011, 2012 and 2013, the potentially dilutive securities include options, warrants, shares of restricted stock with a service restriction not yet satisfied and RSUs exercisable into 7.8 million, 10.0 million and 8.4 million shares of common stock, respectively. Additionally, for the year ended December 31, 2011, there were 68,000 shares of common stock issuable, at the holder’s option, to settle a subordinated unsecured note.

For the years ended December 31, 2011, 2012 and 2013, all of the potentially dilutive securities were excluded from the calculation of shares applicable to loss per share, because their inclusion would have been anti-dilutive.

(r)              Share-Based Compensation

The Company has an Amended and Restated 2008 Stock Incentive Plan, as amended, (the “Plan”) that provides for granting of stock options and other equity awards. The Company accounts for share-based awards in accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires measurement of compensation cost for all share-based awards at fair value on the grant date (or measurement date if different) and recognition of compensation expense, net of forfeitures, over the requisite service period for awards expected to vest.

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

The Company’s expected volatility assumptions are based upon the Company’s peer group median implied volatility for 2011 and 2012 stock option grants, and are based upon the weighted average of the Company’s peer group median implied volatility, the Company’s mean reversion volatility and the median of the Company’s peer group’s most recent historical volatilities for 2013 stock option grants. Expected life assumptions are based upon the “simplified” method as for those options issued in 2011, 2012 and 2013, which were determined to be issued approximately at-the-money. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

The assumptions utilized for stock option grants during 2011, 2012 and 2013 were as follows:

	2011			2012			2013
Volatility	35.79	–	44.46%	45.86	–	48.36%	48.37	–	49.10%
Expected life (years)		6.00			6.00			6.00
Risk-free interest rate	1.21	–	2.54%	0.83	–	1.15%	0.97	–	1.73%
Dividend yield		—			—			—
Fair value	$3.39	–	9.28	$4.23	–	6.54	$6.63	–	12.61

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

In 2013, the Company issued approximately 621,000 stock option awards to employees.  The weighted average fair value of each stock option was $8.55 per option and the aggregate fair value was $5.3 million.  All of these awards vest over a three-year period.  Additionally, all these options could vest earlier in the event of a change in control or merger or other acquisition.  Share-based compensation expense related to stock option awards was $12.1 million for the year ended December 31, 2013, of which $2.9 million was included in costs of revenues and $9.2 million was recorded in SGA expenses.

At December 31, 2012 and 2013, the unrecognized compensation expense related to stock option awards was $20.4 million and $10.0 million, respectively, with a remaining weighted average life of 1.2 years and 1.4 years, respectively.

A summary of option activity for the years ended December 31, 2011, 2012 and 2013 follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2010	5,058,525	$7.29
Options granted	3,173,900	19.64
Options forfeited	(402,220)	12.22
Options exercised	(458,901)	5.00
Outstanding at December 31, 2011	7,371,304	$12.48
Options granted	2,933,701	10.28
Options forfeited	(552,228)	15.28
Options exercised	(289,120)	8.46
Outstanding at December 31, 2012	9,463,657	$11.76
Options granted	621,100	18.16
Options forfeited	(520,139)	15.38
Options exercised	(2,229,873)	10.85
Outstanding at December 31, 2013	7,334,745	$12.33	7.3	$128,711

Exercisable at December 31, 2013	4,737,944	$11.29	6.8	$88,008
Expected to vest after December 31, 2013	2,207,281	$14.20	8.2	$34,598

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable. Options expected to vest are unvested shares net of expected forfeitures. The total intrinsic value of stock options exercised was approximately $7.4 million, $1.3 million and $26.7 million during the years ended December 31, 2011, 2012 and 2013, respectively. There were approximately 2.3 million options exercisable as of December 31, 2011 with a per share weighted average exercise price of $6.06 per option and approximately 4.2 million options exercisable as of December 31, 2012 with a weighted average exercise price of $9.62 per option.

Restricted Stock and Restricted Stock Units

The Company has granted members of the Board of Directors, certain employees and outside consultants, time lapse restricted stock and RSUs which vest after a stipulated number of years from the grant date depending on the terms of the issue. The fair value of shares of restricted stock and RSUs is determined based upon the market price of the underlying common stock as of the date of grant. Time lapse restricted shares issued and RSUs vest over one, two and three-year periods. The agreements under which the restricted stock and RSUs are issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the stock plans have been satisfied. The restriction on these awards could expire earlier than the stipulated time frame in the event of a change in control or merger or other acquisition. Share-based compensation expense related to shares of restricted stock and RSUs was $456,000, $662,000 and $4.0 million for the years ended December 31, 2011, 2012 and 2013, respectively, all of which is included in SGA expenses.

The following is a summary of restricted share and RSU activity for the years ended December 31, 2011, 2012 and 2013:

	Number of awards	Weighted average grant date fair value
Non-vested awards at December 31, 2010	75,409	$7.15
Awards granted	31,200	13.62
Awards vested	(64,186)	6.06
Awards forfeited	—	—
Non-vested awards at December 31, 2011	42,423	$13.55
Awards granted	187,270	13.73
Awards vested	(40,281)	13.74
Awards forfeited	—	—
Non-vested awards at December 31, 2012	189,412	$13.68
Awards granted	668,885	15.78
Awards vested	(77,513)	13.30
Awards forfeited	(26,570)	14.06
Non-vested awards at December 31, 2013	754,214	$15.57

The total fair value of vested RSUs and shares of restricted stock during the years ended December 31, 2011, 2012 and 2013 was $389,000, $553,000, and $1.0 million, respectively. At December 31, 2012 and 2013, total unrecognized compensation costs related to non-vested restricted shares and RSUs was $2.3 million and $7.5 million, respectively which is expected to be recognized over a weighted average period of 2.5 years and 1.9 years, respectively.

During the years ended December 31, 2012 and 2013, the Company recorded share-based compensation expense of $1.1 million in each year related to annual incentive compensation plans, all of which was recorded in SGA expenses. The 2012 obligation was settled in February 2013 via the issuance of approximately 75,000 restricted stock units, and the 2013 obligation is recorded as accrued expenses in the accompanying Consolidated Balance Sheets. There was no share-based compensation expense recorded related to incentive compensation plans in the year ended December 31, 2011.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

  (s)             Fair Value Measurements

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

The Company’s financial assets and (liabilities), which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy at December 31, 2012 and 2013, and are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2012
Financial instruments:
Interest rate swap	$—	$(101)	$—	$(101)
Contingent consideration	—	—	(846)	(846)

As of December 31, 2013
Financial instruments:
Contingent consideration	$—	$—	$(4,834)	$(4,834)
Foreign currency derivative asset	—	61	—	61
Foreign currency derivative liability	—	(683)	—	(683)

The fair value of the interest rate swap is determined using observable market inputs, such as current interest rates, and considers nonperformance risk of the Company and that of its counterparties. The interest rate swap matured in July of 2013 and the Company has no further obligation associated with this agreement.

The contingent consideration relates to earnout provisions recorded in conjunction with certain acquisitions completed in 2009, 2010 and 2013 (see Note 3). Of the total increase in fair value of the contingent consideration of $4.0 million in 2013, $4.4 million was added as the result of a 2013 acquisition and, $35,000 was recorded in interest and other expenses, net in the Consolidated Statements of Comprehensive Loss due to changes in the fair value of the contingent consideration. These increases were offset by $343,000 settled as cash consideration to satisfy installments related to 2009 and 2010 acquisitions, and approximately $110,000 of the change in value relates to the release of a restriction associated with shares previously issued related to a 2009 acquisition.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

The fair value of the foreign currency derivative was determined using observable market inputs such as foreign currency exchange rates and considers nonperformance risk of the Company and that of its counterparties.

(t)              Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are recorded as a component of stockholders’ equity but are excluded from net loss. The Company’s accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, reported net of tax as appropriate, from those subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses, reported net of tax as appropriate, resulting from its net investment hedge of its Australian and U.K. subsidiaries. Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Foreign Currency Translation	Net investment hedge - foreign exchange contract	Net investment hedge - Australian denominated debt	Total
Balance at December 31, 2011	$(1,429)	$—	$—	$(1,429)
Change during 2012:
Before-tax amount	5,798	—	(285)	5,513
Tax (expense) benefit	(1,013)	—	112	(901)
Total activity in 2012	4,785	—	(173)	4,612
Balance at December 31, 2012	$3,356	$—	$(173)	$3,183
Change during 2013:
Before-tax amount	(14,706)	799	626	(13,281)
Tax (expense) benefit	4,725	(316)	(248)	4,161
Total activity in 2013	(9,981)	483	378	(9,120)
Balance at December 31, 2013	$(6,625)	$483	$205	$(5,937)

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

(u)              Recent Accounting Pronouncements

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

Accounting Pronouncements Not Yet Adopted

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”) which amends accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists. This new guidance requires entities, if certain criteria are met, to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The provisions of ASU 2013-11 are effective for fiscal years and interim periods beginning after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company intends to adopt the provisions of this ASU in the first quarter of 2014 and is currently evaluating the potential impact on its financial position, results of operations and cash flows.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

There were various other accounting standards and interpretations issued during 2011, 2012 and 2013 the Company has not yet been required to adopt, none of which are expected to have a material impact on its financial position, results of operations and cash flows.

  (3)            Acquisitions

ExamWorks operates in a highly fragmented industry and has completed 46 acquisitions since July 14, 2008. A key component of ExamWorks’ acquisition strategy is growth through acquisitions that expand its geographic coverage, that provide new or complementary lines of business, expand its portfolio of services and that increase its market share.

The Company has accounted for all business combinations using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The Company recorded, based on a preliminary purchase price allocation, intangible assets representing client relationships, tradenames, covenants not to compete, technology and the excess of purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed as goodwill in the accompanying consolidated financial statements. The goodwill is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence. The results of operations are reflected in the consolidated financial statements of the Company from the date of acquisition.

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

December 31, 2011, 2012 and 2013

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

Company name	Form of acquisition	Date of acquisition
National IME Centres Inc. (Canada)	100% of the outstanding common stock	February 18, 2011
MLS Group of Companies, Inc. (United States)	100% of the outstanding common stock	September 28, 2011
Medicolegal Services, Inc. (United States)	Substantially all of the assets and assumed certain liabilities	September 28, 2011
North York Rehabilitation Centre Inc. (Canada)	Substantially all of the assets and assumed certain liabilities	October 3, 2011
Capital Vocational Specialists Inc. (Canada)	Substantially all of the assets and assumed certain liabilities	October 3, 2011
Matrix Health Management Inc. (Canada)	Substantially all of the assets and assumed certain liabilities	October 24, 2011
Bronshvag (United States)	Substantially all of the assets and assumed certain liabilities	October 27, 2011

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

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

(b)             2012 Acquisitions

In 2012, the Company completed the following individually insignificant acquisitions, as defined in SEC Regulation S-X Rule 3-05, with an aggregate purchase price of $109.5 million, comprised of $112.3 million cash consideration less cash acquired of $2.9 million, and 6,190 shares of the Company’s common stock with an estimated fair value of $85,000. In conjunction with these 2012 acquisitions, the Company incurred transaction costs of $1.3 million, of which $1.3 million and $28,000 were incurred in the years ended December 31, 2012 and 2013, respectively. These amounts are reported in SGA expenses in the Company’s accompanying Consolidated Statements of Comprehensive Loss. These acquisitions expanded the geographic coverage and, to a lesser extent, enhanced the service offering of the Company.

Company name	Form of acquisition	Date of acquisition
Makos Health Associates Corp (Canada)	Substantially all of the assets and assumed certain liabilities	July 12, 2012
MedHealth Holdings Pty Limited (Australia)	100% of the outstanding common stock	August 31, 2012
PMG (United States)	100% of the outstanding common stock	December 19, 2012

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

The final allocation of consideration for these acquisitions is summarized as follows (in thousands):

	Preliminary purchase price allocation December 31, 2012	Adjustments/ reclassifications	Final purchase price allocation December 31, 2013
Equipment and leasehold improvements	850	—	850
Customer relationships	44,413	—	44,413
Tradename	11,901	—	11,901
Covenants not to compete	313	—	313
Technology	666	—	666
Goodwill	60,373	5,606	65,979
Net deferred tax liability associated with step-up in book basis	(9,610)	(5,836)	(15,446)
Liabilities assumed, net	269	580	849
Totals	109,175	350	109,525

In 2013, the Company finalized the purchase price allocation recorded adjustments to working capital resulting in an increase in total consideration paid of $350,000. Additionally, the Company recorded adjustments relating to the final estimated tax values associated with foreign tax limitations. Goodwill of $59.1 million and other intangible assets of $50.2 million are expected to be deductible for U.S. federal income tax purposes, a portion of which are subject to the provisions of IRC Section 901(m) which contain annual limitations.

(c)             2013 Acquisitions

In 2013, the Company completed the following individually insignificant acquisitions, as defined in SEC Regulation S-X Rule 3-05, with an aggregate purchase price of $7.7 million, comprised of $3.3 million cash consideration less cash acquired of $8,000, and $4.4 million of contingent consideration. In conjunction with these 2013 acquisitions, the Company incurred transaction costs of $83,000, all of which were incurred in the year ended December 31, 2013. These amounts are reported in SGA expenses in the Company’s accompanying Consolidated Statements of Comprehensive Loss. These acquisitions enhanced the service offering of the Company.

Company name	Form of acquisition	Date of acquisition
AGS Risk Limited (United Kingdom)	Substantially all of the assets and assumed certain liabilities	December 10, 2013
Evaluation Resource Group (United States)	Substantially all of the assets and assumed certain liabilities	December 20, 2013

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

The preliminary allocation of consideration for these acquisitions is summarized as follows (in thousands):

Preliminary purchase price allocation December 31, 2013
Equipment and leasehold improvements	$130
Customer relationships	3,141
Tradename	710
Goodwill	3,024
Assets acquired and liabilities assumed, net	688
Total	$7,693

Goodwill of $3.0 million and other intangible assets of $3.9 million are expected to be deductible for U.S. federal income tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. The 2013 acquisitions contributed $301,000 in revenues and $28,000 in operating income for the year ended December 31, 2013.

(d)              Pro forma Financial Information

The following unaudited pro forma results of operations for the years ended December 31, 2012 and 2013 assumes that the 2012 acquisitions were completed on January 1, 2011 and the 2013 acquisitions were completed on January 1, 2012.

For the years ended December 31, 2012 and 2013, the pro forma results include adjustments to reflect additional interest expense of $5.2 million and $125,000, respectively, associated with the funding of the acquisitions assuming that acquisition related debt was incurred as referenced above.  In addition, incremental depreciation and amortization expense was recorded as if the acquisitions had occurred on the dates referenced above and amounted to $10.5 million and $1.0 million for the years ended December 31, 2012 and 2013, respectively.  Finally, adjustments of $4.2 million and $1.9 million were made to reduce SGA expenses for the years ended December 31, 2012 and 2013, respectively, principally related to certain salary and other personal  expenses attributable to the previous owners of the acquired businesses.  These adjustments represent contractual reductions and are considered to be non-recurring and are not expected to have a continuing impact on the operations of the Company.

	Years ended December 31,
	2012	2013
	(In thousands, except per share data)
Pro forma revenues	$578,873	$622,343
Pro forma net loss	(18,350)	(8,946)

Pro forma loss per share: Basic and diluted	$(0.54)	$(0.25)

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective as of January 1 of the respective years or of future operations of the Company.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

(4)               Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements at December 31, 2012 and 2013, consist of the following (in thousands):

	Estimated useful lives			December 31,
	(years)			2012	2013
Building		15		$600	$600
Computer and office equipment		3		15,557	19,551
Furniture and fixtures	3	to	5	2,586	3,364
Leasehold improvements	Lease term			1,877	3,251
				20,620	26,766
Less accumulated depreciation and amortization				10,287	15,816
Totals				$10,333	$10,950

Depreciation expense was $4.0 million, $5.5 million and $5.7 million for the years ended December 31, 2011, 2012 and 2013, respectively.

 (5)              Goodwill and Intangible Assets

Goodwill by segment at December 31, 2012 and 2013 consists of the following (in thousands) (1):

	United		United
	States	Canada	Kingdom	Australia	Total
Balance at December 31, 2011	$247,940	$21,287	$31,033	$—	$300,260
Goodwill acquired during the year	13,776	419	—	46,178	60,373
Adjustments to prior year acquisitions	4,805	(1,383)	3,687	—	7,109
Effect of foreign currency translation	—	718	1,398	285	2,401
Balance at December 31, 2012	266,521	21,041	36,118	46,463	370,143
Goodwill acquired during the year	350	—	2,674	—	3,024
Adjustments to prior year acquisitions	6,199	—	—	(592)	5,607
Effect of foreign currency translation	—	(1,762)	801	(8,501)	(9,462)
Balance at December 31, 2013	$273,070	$19,279	$39,593	$37,370	$369,312

(1)	Goodwill recorded in connection with certain tax benefits to be realized in the Company’s U.S. income tax returns has been reflected in the United States segment.

Intangible assets at December 31, 2012 and 2013, consist of the following (in thousands):

				December 31, 2012
	Estimated useful lives (months)			Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	40	to	60	$204,699	$(90,040)	$114,659
Tradenames	45	to	84	60,620	(24,413)	36,207
Covenants not to compete		36		3,116	(2,313)	803
Technology	24	to	40	7,530	(6,303)	1,227
Totals				$275,965	$(123,069)	$152,896

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

				December 31, 2013
	Estimated useful lives (months)			Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	40	to	60	$201,395	$(132,153)	$69,242
Tradenames	45	to	84	59,813	(36,164)	23,649
Covenants not to compete		36		4,714	(2,986)	1,728
Technology	24	to	40	7,507	(7,262)	245
Totals				$273,429	$(178,565)	$94,864

The aggregate intangible amortization expense was $43.4 million, and $53.0 million and $57.0 million for the years ended December 31, 2011, 2012 and 2013, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Amount
Years ended December 31:
2014	$39,396
2015	30,040
2016	16,353
2017	8,660
2018	415
Total	$94,864

(6)              Accrued Expenses

Accrued expenses at December 31, 2012 and 2013 consist of the following (in thousands):

	December 31,
	2012	2013
Accrued compensation and benefits	$7,217	$9,056
Accrued selling and professional fees	5,777	4,317
Accrued income, value added and other taxes	17,256	17,164
Accrued medical panel fees	2,646	3,460
Other accrued expenses	3,099	4,451
Totals	$35,995	$38,448

(7)              Stockholders’ Equity

(a) 2011 Transactions

During the year ended December 31, 2011, the Company issued approximately 2.1 million shares of common stock, with a fair value of $45.4 million, to fund the stock consideration of certain acquisitions completed in 2011. Additionally, in October 2011, the Company reissued, from treasury, approximately 203,000 shares of common stock, with a fair value of $1.8 million, to fund the stock consideration of certain acquisitions completed in October 2011.

During the year ended December 31, 2011, the Company issued approximately 458,000 shares of common stock to settle stock options exercised during the year.

During the year ended December 31, 2011, the Company issued approximately 21,000 shares of common stock to settle warrants exercised during the period.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

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

On August 8, 2011, the Company announced that its Board of Directors authorized the implementation of a share repurchase program to repurchase up to $20.0 million of outstanding shares of the Company’s common stock for treasury. Purchases under this buyback program may be made from time to time on the open market and in privately negotiated transactions, including pursuant to the terms of a 10b5-1 plan. A 10b5-1 plan allows a company to purchase shares pursuant to a written plan that may not be changed without regard to blackout periods, provided the company communicates its share purchase instructions to the broker prior to the blackout period. The timing of these purchases depends upon several factors, including market conditions, the market price of the Company's common stock, the effect of the share dilution on earnings, available cash and any other potential risks the Company might encounter. The share repurchase plan may be discontinued at any time at the discretion of the Company. During the year ended December 31, 2011, the Company had repurchased approximately 1,009,000 shares of common stock under the share repurchase program. These shares were repurchased at an average cost of $9.34 per share for a total cost of $9.4 million.

(b) 2012 Transactions

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

(c) 2013 Transactions

During the year ended December 31, 2013, the Company issued approximately 2.2 million shares of common stock to settle stock options exercised during the year.

During the year ended December 31, 2013, the Company issued approximately 60,000 shares of common stock to settle warrants exercised during the period.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

During the year ended December 31, 2013, the Company issued approximately 231,000 shares of restricted stock with a fair value of $3.2 million to certain officers and employees for services to be provided during the next three years. The Company is recording the expense related to these awards in SGA expenses over the requisite service period.

During the year ended December 31, 2013, the Company issued approximately 37,000 shares of common stock to settle vested restricted stock units granted in early 2013 as compensation to certain employees for services provided in the year ended December 31, 2012. The Company recorded the expense related to these awards in SGA expenses over the requisite service period.

During the year ended December 31, 2013, the Company issued approximately 2,000 shares of common stock to settle vested restricted stock units granted in a prior year to an outside consultant as compensation for services to be provided during the year.  The Company recorded the expense related to these awards in SGA expenses over the requisite service period.

During the year ended December 31, 2013 the Company issued approximately 20,000 shares of restricted stock with an estimated fair value of $485,000 to the members of the Board of Directors as compensation for services to be provided in the upcoming year.  The Company will record the expense related to these awards in SGA expenses over the one-year service period.

Repurchased shares of the Company’s common stock are held as treasury shares until they are reissued or retired. When the Company reissues treasury stock, if the value of the transaction is greater than the average price paid to acquire the shares, an increase in additional paid-in capital is recorded. Conversely, if the value of the transaction is less than the average price paid to acquire the shares, a decrease is recorded to additional paid-in capital to the extent of increases previously recorded for similar transactions, and a decrease is recorded in retained earnings for any remaining amount. During the year ended December 31, 2013, the Company did not repurchase any shares under the share repurchase program. As of December 31, 2013, the Company has approximately 905,000 shares of common stock held as treasury shares with an average value of $9.38 per share, and the ability to repurchase an additional $10.2 million in shares of its common stock.

(8)              Related Party Transactions

The previous and existing revolving credit facilities contain a provision requiring the Company to use a third party to perform financial due diligence for acquisitions exceeding a certain size. With the approval of the senior lender, the Company engaged RedRidge Finance Group (“RedRidge”) to assist it with financial due diligence and incurred $490,000, $238,000 and $298,000 in fees, respectively, pertaining to acquisition-related work performed during the years ended December 31, 2011, 2012 and 2013, respectively. P&P Investment, LLC (“P&P”), a company owned by Richard Perlman and James Price, the Chairman and Chief Executive Officer, respectively, of the Company, are minority owners of RedRidge. P&P, Mr. Perlman and Mr. Price have historically waived any right P&P had to any portion of the diligence fees paid by the Company to RedRidge. This waiver terminated as of August 1, 2013.

In June 2010, the Company entered into a lease agreement with Compass Partners ("Compass") for corporate office space located at 655 Madison Avenue, 23rd Floor, New York, NY. Compass is an entity owned and controlled by Richard Perlman, the Company's Executive Chairman. Pursuant to the lease, which runs from April 1, 2010 through June 30, 2014, the Company paid Compass a rental fee of $10,080 per month in 2010, which fee was subject to increase commencing January 1, 2011 based on a proportionate pass through of base rent increases and increases for property taxes and building operating expenses. For the year ended December 31, 2011, 2012 and 2013, the Company made rental and related payments to Compass of $132,000, $124,000 and $151,000, respectively. Prior to the entry into this lease agreement, the Company did not incur costs in excess of $120,000 per year with respect to leasing this corporate office space.

(9)              Commitments and Contingencies

(a)              Lease Commitments

The Company and its subsidiaries lease office space and office related equipment under noncancelable operating leases with various expiration dates from 2014 through 2023.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

Future minimum lease payments under the operating leases in each of the years subsequent to December 31, 2013 are as follows (in thousands):

Amount
Years ended December 31:
2014	$11,482
2015	9,630
2016	6,933
2017	5,733
2018	4,331
Thereafter	4,136
Total	$42,245

Related rent expense was $8.1 million, and $9.7 million and $12.5 million for the years ended December 31, 2011, 2012 and 2013, respectively.

(b)              Employee Benefit Plans

The Company and certain of its subsidiaries each sponsor separate voluntary defined contribution pension plans. The plans cover employees that meet specific age and length of service requirements. The Company and certain of its subsidiaries have various matching and vesting arrangements within their individual plans. For the years ended December 31, 2011, 2012 and 2013, the Company recorded $297,000, $529,000 and $571,000, respectively, in compensation expense related to these plans.

(10)           Long-Term Debt

	December 31,
	2012	2013
	(in thousands)
Senior Unsecured Notes Payable (a)	$250,000	$250,000
Senior Secured Revolving Credit Facility, Bank of America, N.A. (b)	99,926	45,027
Working capital facilities, Barclays (c)	34,459	37,943
Various subordinated unsecured notes payable; maturing at various dates from 2011 through 2014 (d)	575	318
	384,960	333,288
Less current portion	6,258	318
	$378,702	$332,970

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

December 31, 2011, 2012 and 2013

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

On August 27, 2012, the Company entered into a fourth amendment to its Senior Secured Revolving Credit Facility (the “Fourth Amendment”). The Fourth Amendment amended the Senior Secured Revolving Credit Facility to add the Australian dollar as an alternative currency and increased the alternative currency sublimit from USD $60.0 million to USD $100.0 million.

On June 27, 2013, the Company entered into a fifth amendment to its Senior Secured Revolving Credit Facility (the “Fifth Amendment”). Among other changes, the Fifth Amendment modifies the Credit Agreement to permit an implementation of an auto-borrow agreement between the swing line lender and the Company to facilitate cash management, incorporates new provisions related to swap regulations and updates various provisions related to the LIBOR rate, Foreign Account Tax Compliance Act and the International Financial Reporting Standards.

On February 3, 2014, the Company entered into a sixth amendment to its Senior Secured Revolving Credit Facility (the “Sixth Amendment”). The Sixth Amendment (i) allowed the Company to consummate the acquisition of Gould & Lamb, and (ii) allows the Company to acquire a target (a) with negative trailing twelve month adjusted EBITDA (as defined in the senior secured revolving credit facility) if the purchase price of such acquisition is less than $5.0 million, (b) with trailing twelve month adjusted EBITDA (as defined in the senior secured revolving credit facility) of less than or equal to $3,000,000 without delivering to the lenders a quality of earnings report regarding such target and (c) without delivering pro forma projections of the Company to the lenders if the purchase price of such acquisition is less than $75.0 million, in each case, without prior lender consent.

Borrowings under the Senior Secured Revolving Credit Facility, as amended, bear interest, at either (i) LIBOR plus the applicable margin or (ii) a base rate (equal to the highest of (a) the federal funds rate plus 0.5%, (b) the Bank of America prime rate and (c) LIBOR (using a one-month period) plus 1.0%), plus the applicable margin, as the Company elects. The applicable margin means a percentage per annum determined in accordance with the following table:

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

As of December 31, 2013, the Company had $45.0 million outstanding under the Senior Secured Revolving Credit Facility, bearing interest at a rate of LIBOR plus 3.00%, resulting in $217.5 million of undrawn commitments.

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

On June 28, 2013, UKIM entered into an amendment to extend the term of the existing UKIM SFA by 24 months from June 28, 2013, to amend the discount margin to 2.4% over Base Rate (0.5% rate on December 31, 2013) and to provide that payments by UKIM for certain non-working capital purposes are permitted under the UKIM SFA. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of December 31, 2013, UKIM had $7.8 million outstanding under the working capital facility, resulting in approximately $377,000 in availability.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

On May 12, 2011, the Company’s indirect 100% owned subsidiary Premex entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays provides Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on December 31, 2013) and serves to finance Premex’s unpaid account receivables.  The working capital facility had a minimum term of 36 months.

On June 28, 2013, Premex entered into an amendment to extend the term of the existing Premex SFA by 24 months from June 28, 2013, and to provide that payments by Premex for certain non-working capital purposes are permitted under the Premex SFA. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of December 31, 2013, Premex had $30.1 million outstanding under the working capital facility, resulting in approximately $13.6 million in availability.

(d)            During 2009 and 2010, the Company issued seller debt in the form of subordinated unsecured notes payable with an estimated fair value of approximately $6.9 million relating to certain acquisitions. These notes are unsecured and subordinated to the Senior Secured Revolving Credit Facility and the Senior Unsecured Notes issued in July 2011. Five notes payable totaling $4.4 million bore interest at 6%, and were payable quarterly with amounts ranging between $50,000 and $76,000, with maturity dates ranging from August 2011 through March 2013. The remaining balance of the notes payable, $2.5 million, are noninterest bearing and are payable annually with amounts ranging between $250,000 and $750,000, maturing in 2014. The Company made principal payments totaling $270,000 during the year ended December 31, 2013.

As of December 31, 2013, future maturities of long-term debt were as follows (in thousands):

Amount
Years ended December 31:
2014	$318
2015	37,943
2016	45,027
2017	—
2018	—
Thereafter	250,000
Total	$333,288

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

In August 2008, in order to protect against interest rate exposure on its variable-rate debt, the Company entered into an interest rate swap to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed interest rate of 4.36% with a notional amount of $6.6 million and $4.8 million as of December 31, 2011 and 2012, respectively. The interest rate swap agreement matured on July 15, 2013. The Company did not meet the criteria for hedge accounting under ASC 815, thus the difference between its amortized cost and its fair value resulted in an unrealized gain at December 31, 2011, 2012 and 2013 of $328,000, $225,000 and $101,000 respectively, and such amount was reported in interest and other expenses, net on the accompanying Consolidated Statements of Comprehensive Loss.

In September 2012, in order to protect against foreign currency exposure on its Australian operations, the Company borrowed in Australian dollars as a hedge of its net investment in Australia related to the MedHealth acquisition. The Company had outstanding debt of approximately AUD$50.0 million designated as a hedge of its net investment in Australia as of December 31, 2012. This non-derivative net investment hedge was classified as long-term debt in the Company’s Consolidated Balance Sheets. In accordance with ASC 815, the translation of this debt instrument designated as a net investment hedge was recorded in accumulated other comprehensive loss, offsetting the currency translation adjustment of the related net investment that was also recorded in accumulated other comprehensive loss. The AUD$ denominated debt was paid off in full in the second quarter of 2013 and as of December 31, 2013, all outstanding debt under the Senior Secured Revolving Credit Facility is denominated in U.S. dollars.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

Beginning in the second quarter of 2013, in order to protect against foreign currency exposure in its Australian operations, the Company entered into forward foreign currency contracts as a hedge of AUD $60.0 million of its net investment in Australia. Beginning in the third quarter of 2013, the Company also entered into forward foreign currency contracts as a hedge of £40.0 million of its net investment in the U.K. The Company settled certain of its hedge positions during the 2013 year and received $1.4 million in net proceeds. This amount was classified in accumulated other comprehensive income in the Company’s Consolidated Balance Sheet (see Note 2), offsetting the currency translation adjustment of the related net investment that is also recorded in accumulated other comprehensive loss, and is reported net of the effect of income taxes. As of December 31, 2013, the Company had a net liability of $622,000, with $683,000 recorded in other current liabilities and $61,000 recorded in other current assets with the offsetting net unrealized loss being recorded in accumulated other comprehensive loss in its Consolidated Balance Sheets associated with open forward foreign currency contracts which matured in January of 2014.

The Company does not enter into derivative transactions for speculative purposes.

(12)            Income Taxes

The components of the benefit for income taxes for the years ended December 31, 2011, 2012 and 2013 were as follows (in thousands):

	December 31,
	2011	2012	2013
Current:
Federal	$422	$6,719	$5,145
State	352	2,547	1,340
Foreign	1,508	3,949	6,180
	2,282	13,215	12,665
Deferred:
Federal	(5,189)	(13,285)	(10,026)
State	(916)	(2,857)	(2,156)
Foreign	(259)	(5,059)	(5,839)
Total	(6,364)	(21,201)	(18,021)
Benefit for income taxes	$(4,082)	$(7,987)	$(5,356)

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

Deferred taxes result from temporary differences between the bases of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The sources of the temporary differences and their effect on deferred tax assets and liabilities as of December 31, 2012 and 2013 were as follows (in thousands):

	December 31,
	2012		2013
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets:
Allowance for doubtful accounts	$2,415	$—	$2,784	$—
Loss on interest rate swap	40	—	—	—
Basis difference of intangible assets	—	—	—	6,220
Net operating loss carryforwards	—	144	—	489
Shared-based compensation	—	8,112	—	10,930
Foreign currency translation	—	60	—	4,221
Other deferred tax assets	440	1,303	476	991
Total deferred tax assets	2,895	9,619	3,260	22,851
Deferred tax liabilities:
Basis difference of intangible assets	—	(1,606)	—	—
Basis difference of property and equipment	—	(1,364)	—	(1,194)
Cash to accrual adjustments	(2,363)	(2,467)	(2,426)	(166)
Other deferred tax liabilities	(516)	(9)	(401)	—
Total deferred tax liabilities	(2,879)	(5,446)	(2,827)	(1,360)
Net deferred tax assets	$16	$4,173	$433	$21,491

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax benefit for the years ended December 31, 2011, 2012 and 2013 were as follows (in thousands):

	December 31,
	2011	2012	2013
Expected tax benefit	$(4,221)	$(8,024)	$(5,450)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	(274)	(770)	(694)
Non-deductible items	668	274	240
Tax rate international	(533)	551	433
Other	278	(18)	115
Income tax benefit	$(4,082)	$(7,987)	$(5,356)

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

For the year ended December 31, 2012, the Company generated $30.8 million of U.S. federal taxable income and utilized $12.9 million in NOLs from the 2011 year.  For the year ended December 31, 2012 the Company utilized AMT credits of $171,000 to offset its U.S. federal tax liabilities. During the year ended December 31, 2012, the Company generated an additional $3.1 million in foreign tax credits related to income taxes payable at certain of its businesses located in the U.K. and Australia and utilized $2.7 million in foreign tax credits to offset its current tax liability.  Additionally, in 2012 the Company utilized $7.9 million of option related tax benefits, and reduced its income taxes payable by $2.9 million, for excess tax benefits, of which was recorded to additional paid in capital.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

For the year ended December 31, 2013, the Company generated an estimated $29.4 million of U.S. federal taxable income and utilized $1.4 million in acquired NOLs from the 2012 year.  Additionally, during the year ended December 31, 2013, the Company generated an additional estimated $3.2 million in foreign tax credits related to income taxes payable at certain of its businesses located in the U.K. and Australia and utilized $3.7 million in foreign tax credits to offset its current tax liability.  Additionally, in 2013 the Company utilized $19.2 million of option related tax benefits, reducing its income taxes payable by $6.6 million, for excess tax benefits, which was recorded to additional paid in capital. The Company completed an analysis of projected future taxable income and determined that all deferred tax assets, including net operating loss carryforwards and tax credit carryforwards are more likely than not to be realized in the foreseeable future. As of December 31, 2013, the Company had $4.7 million in state NOLs, which expire between 2028 and 2033, and $927,000 in foreign NOLs, which expire between 2029 and 2031, to offset future taxable income. The Company completed an analysis of projected future taxable income and determined that all deferred tax assets, including net operating loss carryforwards and tax credit carryforwards are more likely than not to be realized in the foreseeable future.

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

The following table summarizes the activity related to the unrecognized tax benefits for the years ended December 31, 2012 and 2013 (in thousands):

Balance at January 1, 2012	$308
Increase to prior year tax positions	19
Increase to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—
Decrease related to settlements	—
Balance at December 31, 2012	327
Increase to prior year tax positions	28
Increase to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—
Decrease related to settlements	—
Balance at December 31, 2013	$355

The Company is no longer subject to U.S. federal income or state tax return examinations by tax authorities for tax years before 2009 and 2008. The Company operates in multiple taxing jurisdictions and faces audits from various tax authorities. The Company remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. The Company does not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next 12 months.

Undistributed earnings of the Company’s foreign subsidiaries are considered indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been recorded. Deferred taxes are provided for earnings outside the United States when those earnings are not considered indefinitely reinvested.

 (13)          Segment and Geographical Information

The Company applies the provisions of ASC Topic 280, Segment Reporting, (“ASC Topic 280”). ASC 280, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker (“CODM”) and for which discrete financial information is available. Based on the provisions of ASC 280, the Company has determined that it operates in four geographic segments: the United States, Canada, the United Kingdom and Australia. The CODM evaluates segment performance based on revenues and segment profit, as defined below. The Company’s corporate costs and assets are all incurred in the United States and are included in the United States segment, as this is consistent with how they are presented and reviewed by the CODM. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

Information relating to the Company’s product groups (IMEs, peer review, bill review, Medicare compliance and other related services) is as follows (in thousands):

Revenues:	For the years ended December 31,
	2011	2012	2013
IME and other related services (1)	$356,392	$476,847	$567,070
Peer and bill reviews (1)	41,468	44,390	48,946
Total revenues	$397,860	$521,237	$616,016

(1) Includes the results of certain of the Company’s service centers acquired whose revenues are generated substantially through the indicated product group. Outside of this presentation, other product groups are not tracked within the Company’s financial systems. Additionally, other related services, which include any Medicare compliance services completed in the periods presented, are not separately captured within the Company’s financial systems and have been included with IME services in the above presentation as separate presentation is not practicable.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

Information relating to the Company’s geographic segments is as follows (in thousands)(1)(2):

	United		United
	States	Canada	Kingdom	Australia	Total
2011
Revenues	$298,056	$21,271	$78,533	$—	$397,860
Segment profit	44,867	5,176	13,261	—	63,304
Depreciation and amortization expense	34,081	4,956	8,402	—	47,439
Capital expenditures	(6,048)	—	(808)	—	(6,856)
Total assets (3)	402,623	50,960	173,456	—	627,039
Long-lived assets (3)	340,955	42,377	72,452	—	455,784

2012
Revenues	$340,200	$27,595	$131,278	$22,164	$521,237
Segment profit	44,515	4,942	24,810	5,522	79,789
Depreciation and amortization expense	34,338	8,381	12,341	3,491	58,551
Capital expenditures	(5,071)	(164)	(564)	(42)	(5,841)
Total assets (3)	398,163	42,223	196,365	103,750	740,501
Long-lived assets (3)	337,831	34,919	99,140	94,291	566,181

2013
Revenues	$374,817	$31,131	$143,418	$66,650	$616,016
Segment profit	46,934	5,137	29,439	15,951	97,461
Depreciation and amortization expense	31,787	9,518	11,566	9,877	62,748
Capital expenditures	(3,197)	(19)	(1,781)	(1,547)	(6,544)
Total assets (3)	396,635	30,061	221,681	84,136	732,513
Long-lived assets (3)	315,748	23,056	100,796	72,979	512,579

(1) For segment purposes, the Company defines segment profit as earnings before interest expenses, income taxes, depreciation and amortization, share-based compensation expenses, acquisition related transaction costs and other expenses. A consolidated reconciliation from segment profit to income from operations is included below.

(2) Long-lived assets are noncurrent assets excluding deferred tax assets and deferred financing costs.

(3) Total assets and long-lived assets include goodwill. Goodwill recorded in connection with certain tax benefits to be realized in the Company’s U.S. income tax returns has been reflected in the United States segment.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

A reconciliation of segment profit to consolidated income from operations is as follows (in thousands):

	2011	2012	2013
Segment Profit	$63,304	$79,789	$97,461
Depreciation and amortization	(47,439)	(58,551)	(62,748)
Share-based compensation expense	(7,834)	(13,756)	(17,157)
Acquisition related transaction costs	(3,107)	(1,655)	(2,134)
Other expenses	(878)	(702)	(1,353)
Income from operations	$4,046	$5,125	$14,069

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

(14)           Condensed Consolidating Financial Information of Guarantor Subsidiaries

The Company has outstanding certain indebtedness that is guaranteed by all of its U.S. subsidiaries. However, the indebtedness is not guaranteed by the Company’s foreign subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis, and are full and unconditional. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of December 31, 2012 and 2013, and for the three years ended December 31, 2013 is presented below. The Company (issuer of the Senior Unsecured Notes) was formed in June 2010 to implement a holding company organizational structure. As a result, all operating activities are conducted through the Company’s 100% owned  subsidiaries. On August 31, 2012, the Company acquired 100% of the outstanding common stock of MedHealth Holdings Pty Limited ("MedHealth"), an Australian entity. In connection with this acquisition, the Company formed a new Delaware holding company, ExamWorks AP, Inc. (“ExamWorks AP”). ExamWorks AP was added to the Indenture as a guarantor of the Senior Unsecured Notes and is a direct subsidiary of the Company.

Condensed Consolidating Statement of Operations

for the year ended December 31, 2011

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals

Revenues	$298,056	$99,804	$—	$—	$397,860
Costs and expenses:
Costs of revenues	203,651	58,591	—	—	262,242
Selling, general and administrative expenses	55,139	28,994	—	—	84,133
Depreciation and amortization	34,081	13,358	—	—	47,439
Total costs and expenses	292,871	100,943	—	—	393,814
Income (loss) from operations	5,185	(1,139)	—	—	4,046
Interest and other expenses, net	14,148	2,313	—	—	16,461
Loss before income taxes	(8,963)	(3,452)	—	—	(12,415)
Provision (benefit) for income taxes	(5,331)	1,249	—	—	(4,082)
Net loss before earnings of consolidated subsidiaries	$(3,632)	$(4,701)	$—	$—	$(8,333)
Net income (loss) of consolidated subsidiaries	(4,701)	—	(4,701)	9,402	—
Net income (loss)	$(8,333)	$(4,701)	$(4,701)	$9,402	$(8,333)

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

Condensed Consolidating Statement of Operations

for the year ended December 31, 2012

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals

Revenues	$340,200	$181,037	$—	$—	$521,237
Costs and expenses:
Costs of revenues	241,281	102,770	—	—	344,051
Selling, general and administrative expenses	60,255	53,255	—	—	113,510
Depreciation and amortization	34,339	24,212	—	—	58,551
Total costs and expenses	335,875	180,237	—	—	516,112
Income from operations	4,325	800	—	—	5,125
Interest and other expenses, net	24,411	3,640	—	—	28,051
Loss before income taxes	(20,086)	(2,840)	—	—	(22,926)
Provision (benefit) for income taxes	(10,320)	2,333	—	—	(7,987)
Net loss before earnings of consolidated subsidiaries	$(9,766)	$(5,173)	$—	$—	$(14,939)
Net income (loss) of consolidated subsidiaries	(5,173)	—	(5,173)	10,346	—
Net income (loss)	$(14,939)	$(5,173)	$(5,173)	$10,346	$(14,939)

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

 Condensed Consolidating Statement of Operations

for the year ended December 31, 2013

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals

Revenues	$374,817	$241,199	$—	$—	$616,016
Costs and expenses:
Costs of revenues	264,999	140,330	—	—	405,329
Selling, general and administrative expenses	70,681	63,189	—	—	133,870
Depreciation and amortization	31,787	30,961	—	—	62,748
Total costs and expenses	367,467	234,480	—	—	601,947
Income from operations	7,350	6,719	—	—	14,069
Interest and other expenses, net	22,107	7,534	—	—	29,641
Loss before income taxes	(14,757)	(815)	—	—	(15,572)
Provision (benefit) for income taxes	(11,540)	6,184	—	—	(5,356)
Net loss before earnings of consolidated subsidiaries	$(3,217)	$(6,999)	$—	$—	$(10,216)
Net income (loss) of consolidated subsidiaries	(6,999)	—	(6,999)	13,998	—
Net income (loss)	$(10,216)	$(6,999)	$(6,999)	$13,998	$(10,216)

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

Condensed Consolidating Balance Sheet as of December 31, 2012

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$4,125	$4,502	$—	$—	$8,627
Accounts receivable, net	43,939	100,737	—	—	144,676
Other receivables	17	4	—	—	21
Intercompany receivable	12,799	—	10,918	(23,717)	—
Prepaid expenses	2,723	2,613	—	—	5,336
Deferred tax assets	37	—	—	(21)	16
Other current assets	—	1,213	—	—	1,213
Total current assets	63,640	109,069	10,918	(23,738)	159,889
Property, equipment and leasehold improvements, net	8,339	1,994	—	—	10,333
Investment in subsidiaries	224,033	—	435,248	(659,281)	—
Intercompany notes receivable	175,182	—	175,182	(350,364)	—
Goodwill	258,890	111,253	—	—	370,143
Intangible assets, net	62,420	90,476	—	—	152,896
Long-term accounts receivable, less current portion	—	31,708	—	—	31,708
Deferred tax assets, noncurrent	61	4,112	—	—	4,173
Deferred financing costs, net	10,258	—	10,258	(10,258)	10,258
Other assets	495	606	—	—	1,101
Total assets	$803,318	$349,218	$631,606	$(1,043,641)	$740,501
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$14,756	$32,184	$—	$—	$46,940
Intercompany payable	10,918	12,799	—	(23,717)	—
Accrued expenses	8,067	27,928	—	—	35,995
Accrued interest expense	—	—	10,918	—	10,918
Deferred revenue	103	3,848	—	—	3,951
Current portion of subordinated unsecured notes payable	275	—	—	—	275
Deferred tax liability	—	21	—	(21)	—
Current portion of contingent earnout obligation	91	—	—	—	91
Current portion of working capital facilities	—	5,983	—	—	5,983
Other current liabilities	2,226	3,747	—	—	5,973
Total current liabilities	36,436	86,510	10,918	(23,738)	110,126
Senior unsecured notes payable	—	—	250,000	—	250,000
Senior secured revolving credit facility and working capital facilities, less current portion	—	28,476	99,926	—	128,402
Intercompany notes payable	175,182	175,182	—	(350,364)	—
Long-term subordinated unsecured notes payable, less current portion	300	—	—	—	300
Other long-term liabilities	1,493	6,032	—	—	7,525
Total liabilities	213,411	296,200	360,844	(374,102)	496,353
Commitments and contingencies
Stockholders’ equity (deficit)	589,907	53,018	270,762	(669,539)	244,148
Total liabilities and stockholders' equity (deficit)	$803,318	$349,218	$631,606	$(1,043,641)	$740,501

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

Condensed Consolidating Balance Sheet as of December 31, 2013

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$760	$12,069	$—	$—	$12,829
Accounts receivable, net	46,828	123,077	—	—	169,905
Other receivables	—	—	—	—	—
Intercompany receivable	19,120	—	10,431	(29,551)	—
Prepaid expenses	2,889	2,896	—	—	5,785
Deferred tax assets	437	—	—	(4)	433
Other current assets	61	1,237	—	—	1,298
Total current assets	70,095	139,279	10,431	(29,555)	190,250
Property, equipment and leasehold improvements, net	6,760	4,190	—	—	10,950
Investment in subsidiaries	217,034	—	414,802	(631,836)	—
Intercompany notes receivable	174,826	—	174,826	(349,652)	—
Goodwill	259,316	109,996	—	—	369,312
Intangible assets, net	37,172	57,692	—	—	94,864
Long-term accounts receivable, less current portion	—	35,952	—	—	35,952
Deferred tax assets, noncurrent	15,470	6,021	—	—	21,491
Deferred financing costs, net	8,100	93	8,100	(8,100)	8,193
Other assets	497	1,004	—	—	1,501
Total assets	$789,270	$354,227	$608,159	$(1,019,143)	$732,513
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$17,524	$35,148	$—	$—	$52,672
Intercompany payable	10,431	19,120	—	(29,551)	—
Accrued expenses	10,839	27,609	—	—	38,448
Accrued interest expense	—	—	10,431	—	10,431
Deferred revenue	100	5,695	—	—	5,795
Current portion of subordinated unsecured notes payable	318	—	—	—	318
Deferred tax liability	—	4	—	(4)	—
Current portion of contingent earnout obligation	—	2,032	—	—	2,032
Current portion of working capital facilities	—	—	—	—	—
Other current liabilities	2,116	4,322	—	—	6,438
Total current liabilities	41,328	93,930	10,431	(29,555)	116,134
Senior unsecured notes payable	—	—	250,000	—	250,000
Senior secured revolving credit facility and working capital facilities, less current portion	—	37,943	45,027	—	82,970
Intercompany notes payable	174,826	174,826	—	(349,652)	—
Long-term subordinated unsecured notes payable, less current portion	—	—	—	—	—
Long-term contingent earnout obligation, less current portion	—	2,373	—	—	2,373
Deferred tax liability, noncurrent	—	—	—	—	—
Other long-term liabilities	1,791	6,374	—	—	8,165
Total liabilities	217,945	315,446	305,458	(379,207)	459,642
Commitments and contingencies
Stockholders’ equity (deficit)	571,325	38,781	302,701	(639,936)	272,871
Total liabilities and stockholders' equity (deficit)	$789,270	$354,227	$608,159	$(1,019,143)	$732,513

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2011

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals

Net cash provided by operating activities	$33,994	$5,549	$—	$—	$39,543
Investing activities:
Cash paid for acquisitions, net	(212,139)	(110,109)	—	—	(322,248)
Purchases of equipment and leasehold improvements, net	(6,048)	(808)	—	—	(6,856)
Working capital and other settlements for acquisitions	(5,007)	(1,703)	—	—	(6,710)
Intercompany investments and other	—	—	—	—	—
Net cash used in investing activities	(223,194)	(112,620)	—	—	(335,814)
Financing activities:
Borrowings under senior secured revolving credit facility	—	—	278,000	—	278,000
Borrowings under senior unsecured notes payable	—	—	250,000	—	250,000
Proceeds from the exercise of options and warrants		—	2,292		2,292
Borrowings (repayments) under working capital facilities		35,621	—		35,621
Purchases of stock for treasury		—	(9,421)		(9,421)
Payment of deferred financing costs		—	(9,746)		(9,746)
Repayment of subordinated unsecured notes payable	(2,421)	—	—	—	(2,421)
Repayment under senior secured revolving credit facility	—	—	(273,000)	—	(273,000)
Intercompany notes and investments and other	166,473	71,212	(238,125)	—	(440)
Net cash provided by financing activities	164,052	106,833	—	—	270,885
Exchange rate impact on cash and cash equivalents	—	178	—	—	178
Net decrease in cash and cash equivalents	(25,148)	(60)	—	—	(25,208)
Cash and cash equivalents, beginning of year	31,192	2,432	—	—	33,624
Cash and cash equivalents, end of year	$6,044	$2,372	$—	$—	$8,416

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2012

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals

Net cash provided by operating activities	$18,131	$6,646	$—	$—	$24,777
Investing activities:
Cash paid for acquisitions, net	(12,378)	(96,592)	—	—	(108,970)
Purchases of equipment and leasehold improvements, net	(5,071)	(770)	—	—	(5,841)
Working capital and other settlements for acquisitions	(857)	1,284	—	—	427
Intercompany investments and other		—		—	—
Net cash used in investing activities	(18,306)	(96,078)	—	—	(114,384)
Financing activities:
Borrowings under senior secured revolving credit facility	—	—	170,640	—	170,640
Proceeds from the exercise of options and warrants		—	2,258		2,258
Excess tax benefit related to share-based compensation		—	2,853		2,853
Net repayments of working capital facilities		(6,279)	—		(6,279)
Purchases of stock for treasury		—	(387)		(387)
Payment of deferred financing costs		—	(1,074)		(1,074)
Repayment of subordinated unsecured notes payable	(2,193)	—	—	—	(2,193)
Repayment under senior secured revolving credit facility	—	—	(76,000)	—	(76,000)
Intercompany notes and investments and other	449	97,747	(98,290)	—	(94)
Net cash provided by (used in) financing activities	(1,744)	91,468	—	—	89,724
Exchange rate impact on cash and cash equivalents	—	94	—	—	94
Net increase (decrease) in cash and cash equivalents	(1,919)	2,130	—	—	211
Cash and cash equivalents, beginning of year	6,044	2,372	—	—	8,416
Cash and cash equivalents, end of year	$4,125	$4,502	$—	$—	$8,627

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

 Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2013

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals

Net cash provided by operating activities	$23,963	$12,392	$—	$—	$36,355
Investing activities:
Cash paid for acquisitions, net	(592)	(2,726)	—	—	(3,318)
Purchases of equipment and leasehold improvements, net	(3,197)	(3,347)	—	—	(6,544)
Working capital and other settlements for acquisitions	(444)	(125)	—	—	(569)
Proceeds from foreign currency net investment hedge	1,421	—	—	—	1,421
Other	(1,144)	—	—	—	(1,144)
Net cash used in investing activities	(3,956)	(6,198)	—	—	(10,154)
Financing activities:
Borrowings under senior secured revolving credit facility	—	—	142,473	—	142,473
Proceeds from the exercise of options and warrants		—	24,261	—	24,261
Excess tax benefit related to share-based compensation		—	6,610	—	6,610
Net borrowings under working capital facilities		2,772	—	—	2,772
Payment of deferred financing costs		(116)	(56)	—	(172)
Repayment of subordinated unsecured notes payable	(270)	—	—	—	(270)
Repayment under senior secured revolving credit facility	—	—	(196,746)	—	(196,746)
Intercompany notes and investments and other	(23,102)	(356)	23,458	—	—
Net cash provided by (used in) financing activities	(23,372)	2,300	—	—	(21,072)
Exchange rate impact on cash and cash equivalents	—	(927)	—	—	(927)
Net increase (decrease) in cash and cash equivalents	(3,365)	7,567	—	—	4,202
Cash and cash equivalents, beginning of year	4,125	4,502	—	—	8,627
Cash and cash equivalents, end of year	$760	$12,069	$—	$—	$12,829

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2012 and 2013

(15)           Subsequent Events

Acquisitions

On February 3, 2014, the Company completed the acquisition of Gould & Lamb, a leader in the Medicare compliance services market. This acquisition enhances the Company’s product offering in the Medicare compliance services market. The Company also successfully completed the acquisitions of Cheselden Limited, Newton Medical Group, and Assess Medical in January and February 2014, strengthening its market position in the IME industry. The purchase price for all of these acquisitions was approximately $97.0 million in cash. Additionally, certain of these acquisitions contain earnout provisions based on future financial performance.