Form 10-Q
period 2014-03-31
ExamWorks Group, Inc.
filed 2014-05-07
CIK 1498021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2014.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-34930

EXAMWORKS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2909425
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of May 1, 2014, ExamWorks Group, Inc. had 38,535,539 shares of Common Stock outstanding.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

March 31, 2014

FORM 10-Q QUARTERLY REPORT

PART 1. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	December 31, 2013	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$12,829	$8,504
Accounts receivable, net	169,905	187,045
Prepaid expenses	5,785	8,196
Deferred tax assets	433	1,817
Other current assets	1,298	1,248
Total current assets	190,250	206,810
Property, equipment and leasehold improvements, net	10,950	11,238
Goodwill	369,312	438,998
Intangible assets, net	94,864	125,603
Long-term accounts receivable, less current portion	35,952	41,228
Deferred tax assets, noncurrent	21,491	14,213
Deferred financing costs, net	8,193	7,850
Other assets	1,501	1,685
Total assets	$732,513	$847,625
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$52,672	$59,231
Accrued expenses	38,448	41,836
Accrued interest expense	10,431	4,974
Deferred revenue	5,795	6,290
Current portion of subordinated unsecured notes payable	318	—
Current portion of contingent earnout obligation	2,032	6,362
Other current liabilities	6,438	7,914
Total current liabilities	116,134	126,607
Senior unsecured notes payable	250,000	250,000
Senior secured revolving credit facility and working capital facilities	82,970	158,475
Long-term contingent earnout obligation, less current portion	2,373	4,923
Other long-term liabilities	8,165	8,743
Total liabilities	459,642	548,748
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; Authorized 50,000,000 shares; no shares issued and outstanding at December 31, 2013 and March 31, 2014	—	—
Common stock, $0.0001 par value; Authorized 250,000,000 shares; issued and outstanding 36,298,212 and 38,217,266 shares at December 31, 2013 and March 31, 2014, respectively	4	4
Additional paid-in capital	333,996	361,116
Accumulated other comprehensive loss	(5,937)	(6,762)
Accumulated deficit	(46,704)	(46,993)
Treasury stock, at cost; Outstanding 905,349 shares at December 31, 2013 and March 31, 2014	(8,488)	(8,488)
Total stockholders’ equity	272,871	298,877
Total liabilities and stockholders' equity	$732,513	$847,625

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31,

	2013	2014

Revenues	$148,703	$173,028
Costs and expenses:
Costs of revenues	97,384	111,035
Selling, general and administrative expenses	33,257	40,528
Depreciation and amortization	16,326	14,342
Total costs and expenses	146,967	165,905
Income from operations	1,736	7,123
Interest and other expenses, net:
Interest expense, net	7,578	7,577
Gain on interest rate swap	(48)	—
Total interest and other expenses, net	7,530	7,577
Loss before income taxes	(5,794)	(454)
Benefit for income taxes	(2,202)	(165)
Net loss	$(3,592)	$(289)

Comprehensive Loss:
Net loss	$(3,592)	$(289)
Foreign currency translation adjustments, net of tax	(4,251)	(825)
Total comprehensive loss	$(7,843)	$(1,114)

Per share data:
Net loss per share:
Basic and diluted	$(0.10)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	34,464,664	37,088,923

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2013	2014
Operating activities:
Net loss	$(3,592)	$(289)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on interest rate swap	(48)	—
Depreciation and amortization	16,326	14,342
Amortization of deferred rent	(19)	(44)
Share-based compensation	4,131	5,353
Excess tax benefit related to share-based compensation	(407)	(6,190)
Provision for doubtful accounts	920	1,359
Amortization of deferred financing costs	580	571
Deferred income taxes	(6,037)	(2,228)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(11,725)	(12,501)
Prepaid expenses and other current assets	(198)	(1,715)
Accounts payable and accrued expenses	4,643	9,612
Accrued interest expense	(5,990)	(5,457)
Deferred revenue and customer deposits	666	442
Other liabilities	(360)	(50)
Net cash provided by (used in) operating activities	(1,110)	3,205
Investing activities:
Cash paid for acquisitions, net	—	(97,153)
Cash paid for foreign currency net investment hedges	—	(3,356)
Working capital and other settlements for acquisitions	—	(1,142)
Purchases of equipment and leasehold improvements, net	(1,770)	(712)
Other	—	(839)
Net cash used in investing activities	(1,770)	(103,202)
Financing activities:
Borrowings under senior secured revolving credit facility	10,000	121,012
Proceeds from the exercise of options and warrants	2,441	14,637
Excess tax benefit related to share-based compensation	407	6,190
Net borrowings (repayments) under working capital facilities	(800)	4,123
Payment of deferred financing costs	(52)	(225)
Repayment of subordinated unsecured notes payable	—	(333)
Repayments under senior secured revolving credit facility	(10,000)	(50,000)
Net cash provided by financing activities	1,996	95,404
Exchange rate impact on cash and cash equivalents	(34)	268
Net decrease in cash and cash equivalents	(918)	(4,325)
Cash and cash equivalents, beginning of period	8,627	12,829
Cash and cash equivalents, end of period	$7,709	$8,504

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,796	$12,488
Cash paid for (refund from) income taxes	3,404	(1,042)

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Nature of Operations and Basis of Presentation

ExamWorks Group, Inc. (“ExamWorks” or the “Company”) is a leading provider of independent medical examinations (“IMEs”), peer and bill reviews, Medicare compliance, and other related services (“IME services” or the “IME industry”). ExamWorks, Inc. was incorporated as a Delaware corporation on April 27, 2007 and in June 2010 effected a corporate reorganization creating a holding company, ExamWorks Group, Inc., with ExamWorks, Inc. becoming a 100% owned subsidiary of ExamWorks Group, Inc. From June 2008 through the date of this filing, the Company has acquired 46 IME services companies. As of March 31, 2014, ExamWorks, Inc. operated out of 62 service centers serving all 50 United States, Canada, the United Kingdom and Australia.

The consolidated financial statements of the Company as of March 31, 2014 and for the periods ended March 31, 2013 and 2014 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the Company's most recent fiscal year. The Company's December 31, 2013 Consolidated Balance Sheet was derived from audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, (the “Form 10-K”), but does not include all disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The consolidated financial statements include the accounts of ExamWorks and its 100% owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

(2)              Summary of Significant Accounting Policies

(a)              Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on certain assumptions which they believe are reasonable in the circumstances and actual results could differ from those estimates. The more significant estimates reflected in these consolidated financial statements include the valuation of equity issued prior to the Company’s 2010 initial public offering (the “IPO”), purchase price allocations, useful lives of intangible assets, potential impairment of goodwill and intangible assets, the allowance for doubtful accounts, the portion of accounts receivable deemed to be long term in nature, and the valuation of deferred tax assets, share-based compensation and derivative instruments.

(b)              Foreign Currencies

Assets and liabilities recorded in foreign currencies are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to other comprehensive income (loss) and are reported net of the effect of income taxes on the consolidated financial statements (See Note 2 (p) to the Consolidated Financial Statements).

(c)              Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2013 and March 31, 2014.

(d)              Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts owed to the Company for services provided in the normal course of business and are reported net of allowance for doubtful accounts, which amounted to $7.2 million and $7.9 million as of December 31, 2013 and March 31, 2014, respectively. Generally, no collateral is received from customers and additions to the allowance are based on ongoing credit evaluations of customers with general credit experience being within the range of management’s expectations. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off.  The Company assumes, that on average, all accounts receivable will be collected within one year and thus classifies these as current assets; however there are certain receivables, primarily in the U.K., that have aged longer than one year as of December 31, 2013 and March 31, 2014, and the Company has recorded an estimate for those receivables that will not be collected within one year as long-term in the Consolidated Balance Sheets.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(e)               Concentrations of Credit Risk

The Company routinely assesses the financial strength of its customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. For the three months ended March 31, 2013 and 2014, no individual customer accounted for more than 10% of revenues. At December 31, 2013 and March 31, 2014 there was one individual customer that accounted for approximately 11% of the accounts receivable balance.

As of March 31, 2014, the Company had cash and cash equivalents totaling approximately $8.5 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $1.2 million were held in the U.S. The U.S. amounts were insured under standard FDIC insurance coverage for deposit accounts up to $250,000, per depositor and account ownership category, at each separately insured depository institution.

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

(g)              Long-Lived Assets

In accordance with Impairment or Disposal of Long-Lived Assets, Subsections of Financial Accounting Standards Board (“FASB”) ASC Subtopic 360-10 (“ASC 360”),  Property, Plant, and Equipment — Overall , long-lived assets, such as equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models (using market participant assumptions), quoted market values and third-party independent appraisals, as considered necessary. At December 31, 2013 and March 31, 2014, no impairment was noted.

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

The Company performed its annual impairment review of goodwill in October of 2013 and it was determined that the carrying amount of goodwill was not impaired as the fair value of the reporting units substantially exceeded their carrying values and there have been no subsequent developments that would indicate impairment exists as of March 31, 2014. The goodwill impairment review will continue to be performed annually and more frequently if facts and circumstances warrant a review.

ASC 350 also requires that intangible assets with definite lives be amortized over their estimated useful lives. Currently, customer relationships, trade names, covenants not-to-compete and technology are amortized using the straight-line method over estimated useful lives.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(i)                Deferred Financing Costs

In November 2010, the Company entered in to a senior secured revolving credit facility with Bank of America N.A. (“Senior Secured Revolving Credit Facility”) (see Note 10) and has incurred deferred financing costs of $8.3 million, of which $30,000 and $225,000 were incurred in the three months ended March 31, 2013 and 2014, respectively.  In July 2011, the Company closed a private offering of $250 million in aggregate principal amount of 9% senior notes due 2019 (the “Initial Notes”). In June 2012, in accordance with the registration rights granted to the original purchasers of the Initial Notes, the Company completed an exchange offer of the privately placed Initial Notes for new 9.0% Senior Notes due 2019 (the “Exchange Notes,” and together with the Initial Notes, the “Senior Unsecured Notes”) registered with the SEC with substantially identical terms to the Initial Notes. The Company has incurred deferred financing costs of $7.1 million associated therewith, of which $22,000 and were incurred in the three months ended March 31, 2013. There were no deferred financing costs incurred in relation to the Senior Unsecured Notes in the three months ended March 31, 2014.

The deferred financing costs associated with the Senior Secured Revolving Credit Facility and the Senior Unsecured Notes are being amortized to interest expense over the five-year term of the facility, as amended, and the eight-year term of the notes, respectively, using the straight-line method, which approximates the effective interest method.

The Company amortized $580,000 and $571,000 for the three months ended March 31, 2013 and 2014, respectively, to interest expense.

(j)               Revenue Recognition

Revenue related to IMEs, peer reviews, bill reviews, Medicare compliance services and administrative support services is recognized at the time services have been performed and the report is shipped to the end user. The Company believes that recognizing revenue at the time the report is shipped is appropriate because the Company’s revenue policies meet the following four criteria in accordance with ASC 605-10-S25,  Revenue Recognition: Overall,  (i) persuasive evidence that arrangement exists, (ii) shipment has occurred, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured. The Company reports revenues net of any sales, use and value added taxes.

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

Certain agreements with customers in the U.K. include provisions whereby collection of the amounts billed are contingent on the favorable outcome of the claim.  The Company has deemed these provisions to preclude revenue recognition at the time of performance, as collectability is not reasonably assured and the cash payments are contingent, and is deferring these revenues, net of estimated costs, until the case has been settled, the contingency has been resolved and the cash has been collected.   As of December 31, 2013 and March 31, 2014, the Company had $5.4 million and $6.0 million, respectively, in U.K. net deferred revenues.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

For the three months ended March 31, 2013 and 2014, the potentially dilutive securities include options, warrants, shares of restricted stock with a service restriction not yet satisfied and RSUs exercisable into 10.4 million and 7.8 million shares of common stock, respectively.

For the three months ended March 31, 2013 and 2014, all of the potentially dilutive securities were excluded from the calculation of shares applicable to loss per share, because their inclusion would have been anti-dilutive.

(n)              Share-Based Compensation

The Company has an Amended and Restated 2008 Stock Incentive Plan, as amended, (the “Plan”) that provides for granting of stock options, restricted stock, RSUs and other equity awards. The Company accounts for share-based awards in accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires measurement of compensation cost for all share-based awards at fair value on the grant date (or measurement date if different) and recognition of compensation expense, net of forfeitures, over the requisite service period for awards expected to vest.

Stock Options

The fair value of stock option grants is determined using the Black-Scholes valuation model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in the Company’s stock options. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of its share-based awards. The Company’s expected volatility assumptions are based upon the weighted average of the Company’s implied volatility, the Company’s mean reversion volatility and the median of the Company’s peer group’s most recent historical volatilities for 2014 stock option grants. Expected life assumptions are based upon the “simplified” method for those options issued in 2014, which were determined to be issued approximately at-the-money. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The assumptions utilized for stock option grants during the three months ended March 31, 2014 were as follows:

	2014
Volatility	49.01%	–	49.27%
Expected life (years)		6.00
Risk-free interest rate	1.81%	–	2.08%
Dividend yield		—
Fair value	$14.71	–	$17.26

In the three months ended March 31, 2014, the Company issued approximately 448,000 stock option awards to employees and outside consultants.  The weighted average fair value of each stock option was $15.49 per option and the aggregate fair value was $6.9 million.  All of these awards vest over a three-year period.  Additionally, a majority these options could vest earlier in the event of a change in control or merger or other acquisition.  Share-based compensation expense related to stock option awards was $2.9 million and $2.8 million for the three months ended March 31, 2013 and 2014, respectively, of which $728,000 and $694,000, respectively was included in costs of revenues, and $2.2 million and $2.1 million, respectively, was recorded in SGA expenses.

At March 31, 2014, the unrecognized compensation expense related to stock option awards was $13.1 million, with a remaining weighted average life of 2.1 years.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of option activity for the three months ended March 31, 2014 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2013	7,334,745	$12.33
Options granted	448,125	31.51
Options forfeited	(65,839)	20.34
Options exercised	(973,146)	14.58
Outstanding at March 31, 2014	6,743,885	$13.13

Exercisable at March 31, 2014	4,992,036	$11.20	6.7	$118,849

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of stock options exercised was approximately $19.1 million during the three months ended March 31, 2014.

Restricted Stock and Restricted Stock Units

The Company has granted members of the Board of Directors, certain employees and outside consultants, time lapse restricted stock and RSUs which vest after a stipulated number of years from the grant date depending on the terms of the issue. The fair value of shares of restricted stock and RSUs is determined based upon the market price of the underlying common stock as of the date of grant. Time lapse restricted shares issued and RSUs vest over one, two and three-year periods. The agreements under which the restricted stock and RSUs are issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the stock plans have been satisfied. The restriction on a majority of these awards could expire earlier than the stipulated time frame in the event of a change in control or merger or other acquisition. Share-based compensation expense related to shares of restricted stock and RSUs was $803,000 and $2.0 million for the three months ended March 31, 2013 and 2014, respectively, all of which is included in SGA expenses.

The following is a summary of restricted share and RSU activity for the three months ended March 31, 2014:

	Number of awards	Weighted average grant date fair value
Non-vested awards at December 31, 2013	754,214	$15.57
Awards granted	293,304	32.51
Awards vested	(139,659)	14.12
Awards forfeited	(3,430)	13.99
Non-vested awards at March 31, 2014	904,429	$21.30

The total fair value of vested RSUs and shares of restricted stock during the three months ended March 31, 2014 was $2.0 million. No RSUs or shares of restricted stock vested during the three months ended March 31, 2013. At March 31, 2014, total unrecognized compensation costs related to non-vested restricted shares and RSUs was $13.5 million which is expected to be recognized over a weighted average period of 1.7 years.

During the three months ended March 31, 2013 and 2014, the Company recorded share-based compensation expense of $446,000 and $539,000, respectively, related to annual incentive compensation plans established by the Compensation Committee of the Board of Directors, all of which was recorded in SGA expenses. The 2013 obligation was settled in February 2014 via the issuance of approximately 83,000 shares of restricted stock, and the 2014 plan year obligation is recorded as accrued expenses in the accompanying Consolidated Balance Sheets.  The 2014 incentive compensation plan contains a performance metric based on the Company’s 2014 financial performance and a subsequent time-based service requirement. If the performance metric is met, the associated liability will be settled in the first quarter of 2015 with the granting of an indeterminate number of restricted shares which will vest equally on June 1, 2015 and 2016.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

  (o)            Fair Value Measurements

The Company’s financial assets and (liabilities), which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy at December 31, 2013 and March 31, 2014, and are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2013
Financial instruments:
Contingent consideration	$—	$—	$(4,834)	$(4,834)
Foreign currency derivative asset	—	61	—	61
Foreign currency derivative liability	—	(683)	—	(683)

As of March 31, 2014
Financial instruments:
Contingent consideration	$—	$—	$(11,285)	$(11,285)
Foreign currency derivative liability	—	(1,000)	—	(1,000)

The contingent consideration relates to earnout provisions recorded in conjunction with certain acquisitions completed in 2009, 2010, 2013 and 2014 (see Note 3). Of the total increase in fair value of the contingent consideration of $6.5 million in 2014, $7.1 million was added as the result of a 2014 acquisition and, $83,000 was recorded in interest and other expenses, net in the Consolidated Statements of Comprehensive Loss due to changes in the fair value of the contingent consideration. These increases were offset by a purchase accounting adjustment to a 2013 acquisition in the amount of $373,000 for the change in the fair value of the contingent consideration, $333,000 settled as cash consideration to satisfy an installment related to a 2009 acquisition, and approximately $110,000 of the change in value relates to the release of a restriction associated with shares previously issued related to a 2009 acquisition.

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

	Foreign Currency Translation	Net investment hedge - foreign exchange contract	Net investment hedge - Australian denominated debt	Total
Balance at December 31, 2013	$(6,625)	$483	$205	$(5,937)
Change during 2014:
Before-tax amount	3,279	(3,734)	—	(455)
Tax (expense) benefit	(1,847)	1,477	—	(370)
Total activity in 2014	1,432	(2,257)	—	(825)
Balance at March 31, 2014	$(5,193)	$(1,774)	$205	$(6,762)

(q)              Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”) which amends accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists. This new guidance requires entities, if certain criteria are met, to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The provisions of ASU 2013-11 are effective for fiscal years and interim periods beginning after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company adopted these provisions effective January 1, 2014 and the adoption of these provisions did not have a material impact on its financial position, results of operations and cash flows.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

There were various other accounting standards and interpretations issued during 2013 and 2014 the Company has not yet been required to adopt, none of which are expected to have a material impact on its financial position, results of operations and cash flows.

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

(a)              2013 Acquisitions

In 2013, the Company completed the following individually insignificant acquisitions, as defined in SEC Regulation S-X Rule 3-05, with an aggregate purchase price of $7.3 million, comprised of $3.3 million cash consideration less cash acquired of $8,000, and $4.0 million of contingent consideration. In conjunction with these 2013 acquisitions, the Company incurred transaction costs of $108,000 of which $25,000 were incurred in each of the three months ended March 31, 2013 and 2014, respectively. These amounts are reported in SGA expenses in the Company’s accompanying Consolidated Statements of Comprehensive Loss. These acquisitions enhanced the service offerings of the Company.

Company name	Form of acquisition	Date of acquisition
AGS Risk Limited (United Kingdom)	Substantially all of the assets and assumed certain liabilities	December 10, 2013
Evaluation Resource Group (United States)	Substantially all of the assets and assumed certain liabilities	December 20, 2013

The preliminary allocation of consideration for these acquisitions is summarized as follows (in thousands):

	Preliminary purchase price allocation December 31, 2013	Adjustments/ reclassifications	Preliminary purchase price allocation March 31, 2014
Equipment and leasehold improvements	130	—	130
Customer relationships	3,141	—	3,141
Tradename	710	—	710
Goodwill	3,024	(309)	2,715
Assets acquired and liabilities assumed, net	688	(64)	624
Totals	7,693	(373)	7,320

Goodwill of $2.7 million and other intangible assets of $3.9 million are expected to be deductible for U.S. federal income tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(b)             2014 Acquisitions

In 2014, the Company completed the following individually insignificant acquisitions, as defined in SEC Regulation S-X Rule 3-05, with an aggregate purchase price of $104.1 million, comprised of $97.8 million cash consideration less cash acquired of $599,000, and $6.9 million of contingent consideration. In conjunction with these 2014 acquisitions, the Company incurred transaction costs of $1.3 million, of which $739,000 was incurred in the three months ended March 31, 2014. The Company did not incur any costs associated with the indicated acquisitions in the first quarter of 2013. These amounts are reported in SGA expenses in the Company’s accompanying Consolidated Statements of Comprehensive Loss. These acquisitions enhanced and expanded the presence of the service offerings of the Company.

Company name	Form of acquisition	Date of acquisition
Cheselden (United Kingdom)	Substantially all of the assets and assumed certain liabilities	January 13, 2014
Newton Medical Group (United States)	Substantially all of the assets and assumed certain liabilities	January 16, 2014
Gould & Lamb Intermediate Holdings (United States)	100% of the outstanding common stock	February 3, 2014
Assess Medical Group Pty Limited (Australia)	100% of the outstanding common stock	February 14, 2014

The preliminary allocation of consideration for these acquisitions is summarized as follows (in thousands):

Preliminary purchase price allocation March 31, 2014
Equipment and leasehold improvements	$480
Customer relationships	33,869
Tradename	5,535
Covenants not to compete	343
Technology	1,490
Goodwill	68,201
Net deferred tax liability associated with step-up in book basis	(12,375)
Assets acquired and liabilities assumed, net	6,543
Total	$104,086

Goodwill of $14.2 million and other intangible assets of $14.9 million are expected to be deductible for U.S. federal income tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. The 2014 acquisitions contributed $8.5 million in revenues and $724,000 in operating income for the three months ended March 31, 2014.

(d)             Pro forma Financial Information

The following unaudited pro forma results of operations for the three months ended March 31, 2013 and 2014 assumes that the 2013 acquisitions were completed on January 1, 2012 and the 2014 acquisitions were completed on January 1, 2013.

For the three months ended March 31, 2013 and 2014, the pro forma results include adjustments to reflect reduced interest and other expenses of $1.5 million and $1.2 million respectively, associated with the funding of the acquisitions assuming that acquisition related debt was incurred as referenced above.  In addition, incremental depreciation and amortization expense was recorded as if the acquisitions had occurred on the dates referenced above and amounted to $2.9 million and $756,000 for the three months ended March 31, 2013 and 2014, respectively.  Finally, adjustments of $943,000 and $4.4 million were made to reduce SGA expenses for the three months ended March 31, 2013 and 2014, respectively, principally related to certain salary and other personal expenses attributable to the previous owners of the acquired businesses.  These adjustments represent contractual reductions and are considered to be non-recurring and are not expected to have a continuing impact on the operations of the Company.

	Three months ended March 31,
	2013	2014
	(In thousands, except per share data)
Pro forma revenues	$161,915	$176,732
Pro forma net income (loss)	(3,520)	77

Pro forma loss per share: Basic and diluted	$(0.10)	$0.00

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective as of January 1 of the respective years or of future operations of the Company.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)              Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements at December 31, 2013 and March 31, 2014, consist of the following (in thousands):

	Estimated useful lives (years)	December 31, 2013	March 31, 2014
Building	15	$600	$600
Computer and office equipment	3	19,551	14,874
Furniture and fixtures	3 to 5	3,364	3,015
Leasehold improvements	Lease term	3,251	3,338
		26,766	21,827
Less accumulated depreciation and amortization		15,816	10,589
Totals		$10,950	$11,238

Depreciation expense was $1.4 million for the both three months ended March 31, 2013 and 2014.

 (5)            Goodwill and Intangible Assets

Goodwill by segment at December 31, 2013 and March 31, 2014 consists of the following (in thousands) (1):

	United States	Canada	United Kingdom	Australia	Total
Balance at December 31, 2013	$273,070	$19,279	$39,593	$37,370	$369,312
Goodwill acquired during the year	60,430	—	1,588	6,183	68,201
Adjustments to prior year acquisitions	64	—	(373)	—	(309)
Effect of foreign currency translation	—	(939)	399	2,334	1,794
Balance at March 31, 2014	$333,564	$18,340	$41,207	$45,887	$438,998

(1)	Goodwill recorded in connection with certain tax benefits to be realized in the Company’s U.S. income tax returns has been reflected in the United States segment.

   Intangible assets at December 31, 2013 and March 31, 2014, consist of the following (in thousands):

		December 31, 2013
	Estimated useful lives (months)	Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	40 to 60	$201,395	$(132,153)	$69,242
Tradenames	45 to 84	59,813	(36,164)	23,649
Covenants not to compete	36	4,714	(2,986)	1,728
Technology	24 to 40	7,507	(7,262)	245
Totals		$273,429	$(178,565)	$94,864

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

		March 31, 2014
	Estimated useful lives (months)	Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	40 to 60	$236,373	$(141,607)	$94,766
Tradenames	45 to 84	65,807	(39,186)	26,621
Covenants not to compete	36	5,892	(3,255)	2,637
Technology	24 to 40	9,026	(7,447)	1,579
Totals		$317,098	$(191,495)	$125,603

The aggregate intangible amortization expense was $14.9 million and $12.9 million for the three months ended March 31, 2013 and 2014, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Amount
Nine months ended December 31, 2014	$37,863
Year ended December 31:
2015	42,564
2016	28,862
2017	15,900
2018	414
Total	$125,603

(6)              Accrued Expenses

Accrued expenses at December 31, 2013 and March 31, 2014 consist of the following (in thousands):

	December 31, 2013	March 31, 2014
Accrued compensation and benefits	$9,056	$11,159
Accrued selling and professional fees	4,317	4,935
Accrued income, value added and other taxes	17,164	18,823
Accrued medical panel fees	3,460	3,197
Other accrued expenses	4,451	3,722
Totals	$38,448	$41,836

(7)              Stockholders’ Equity

During the three months ended March 31, 2014, the Company issued approximately 973,000 shares of common stock to settle options exercised during the period.

During the three months ended March 31, 2014, the Company issued approximately 69,000 shares of common stock to settle warrants exercised during the period.

During the three months ended March 31, 2014, the Company issued approximately 98,000 shares of restricted stock with a fair value of $3.2 million to certain officers and employees for services to be provided during the next three years. The Company is recording the expenses related to these awards in SGA expenses over the requisite service period.

During the three months ended March 31, 2014, the Company issued approximately 62,000 shares of common stock to settle restricted stock units whose restrictions were lifted during the period.

During the three months ended March 31, 2014, the Company issued approximately 83,000 shares of restricted stock to certain officers and employees in settlement of its 2013 incentive compensation plan liability. The restriction on these shares will be lifted in 50% increments on June 1, 2014 and 2015. The Company is recording the remaining expenses related to these awards in SGA expenses over the remaining service period.

During the three months ended March 31, 2014, the Company did not repurchase any shares under the share repurchase program. As of March 31, 2014, the Company has approximately 905,000 shares of common stock held as treasury shares with an average value of $9.38 per share, and the ability to repurchase an additional $10.2 million in shares of its common stock.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)              Related Party Transactions

The Senior Secured Revolving Credit Facility contains a provision requiring the Company to use a third party to perform financial due diligence for acquisitions exceeding a certain size. With the approval of the senior lender, the Company engaged RedRidge Finance Group (“RedRidge”) to assist it with financial due diligence and incurred $176,000 in fees, pertaining to acquisition-related work performed during the three months ended March 31, 2014. The Company did not incur any such fees during the three months ended March 31, 2013. P&P Investment, LLC (“P&P”), a company owned by Richard Perlman and James Price, the Chairman and Chief Executive Officer, respectively, of the Company, are minority owners and lenders of RedRidge. P&P, Mr. Perlman and Mr. Price have historically waived any right P&P had to any portion of the diligence fees paid by the Company to RedRidge. This waiver terminated as of August 1, 2013.

In June 2010, the Company entered into a lease agreement with Compass Partners ("Compass") for corporate office space located at 655 Madison Avenue, 23rd Floor, New York, NY. Compass is an entity owned and controlled by Mr. Perlman. Pursuant to the lease, which runs from April 1, 2010 through June 30, 2014, the Company paid Compass a rental fee of $10,080 per month in 2010, which fee was subject to increase commencing January 1, 2011 based on a proportionate pass through of base rent increases and increases for property taxes and building operating expenses. For the three months ended March 31, 2013 and 2014, the Company made rental and related payments to Compass of $34,000 and $14,000, respectively. Prior to the entry into this lease agreement, the Company did not incur costs in excess of $120,000 per year with respect to leasing this corporate office space.

(9)              Commitments and Contingencies

(a)              Lease Commitments

The Company and its subsidiaries lease office space and office related equipment under noncancelable operating leases with various expiration dates from 2014 through 2023.

Future minimum lease payments under the operating leases for the nine months ended December 31, 2014 and in each of the years subsequent to December 31, 2014 are as follows (in thousands):

Amount
Nine months ended December 31, 2014	$9,433
Year ended December 31:
2015	10,855
2016	8,003
2017	6,062
2018	4,384
Thereafter	4,168
Total	$42,905

Related rent expense was $3.0 million and $3.5 million for the three months ended March 31, 2013 and 2014, respectively.

(b)               Employee Benefit Plans

The Company and certain of its subsidiaries each sponsor separate voluntary defined contribution pension plans. The plans cover employees that meet specific age and length of service requirements. The Company and certain of its subsidiaries have various matching and vesting arrangements within their individual plans. For the three months ended March 31, 2013 and 2014, the Company recorded $139,000 and $228,000, respectively, in compensation expense related to these plans.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10)            Long-Term Debt

	December 31, 2013	March 31, 2014
	(in thousands)
Senior Unsecured Notes Payable (a)	$250,000	$250,000
Senior Secured Revolving Credit Facility, Bank of America, N.A. (b)	45,027	116,039
Working capital facilities, Barclays (c)	37,943	42,436
Various subordinated unsecured notes payable; maturing at various dates from 2011 through 2014 (d)	318	—
	333,288	408,475
Less current portion	318	—
	$332,970	$408,475

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

(b)     The Company entered into a Senior Secured Revolving Credit Facility agreement dated November 2, 2010 (the “Senior Secured Revolving Credit Facility”) with Bank of America, N.A. The facility initially consisted of a $180.0 million revolving credit facility. The facility is available to finance the Company’s acquisition program and working capital needs. On February 9, 2011, the Company exercised the accordion feature of the Senior Secured Revolving Credit Facility, increasing the facility from $180.0 million to $245.0 million.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

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

As of March 31, 2014, the Company had $116.0 million outstanding under the Senior Secured Revolving Credit Facility, bearing interest at a rate of LIBOR plus 3.00%, resulting in $146.5 million of undrawn commitments.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On June 28, 2013, UKIM entered into an amendment to extend the term of the existing UKIM SFA by 24 months from June 28, 2013, to amend the discount margin to 2.4% over Base Rate (0.5% rate on March 31, 2014) and to provide that payments by UKIM for certain non-working capital purposes are permitted under the UKIM SFA. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of March 31, 2014, UKIM had $7.9 million outstanding under the working capital facility, resulting in approximately $412,000 in availability.

On May 12, 2011, the Company’s indirect 100% owned subsidiary Premex entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays provides Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on March 31, 2014) and serves to finance Premex’s unpaid account receivables.  The working capital facility had a minimum term of 36 months.

On June 28, 2013, Premex entered into an amendment to extend the term of the existing Premex SFA by 24 months from June 28, 2013, and to provide that payments by Premex for certain non-working capital purposes are permitted under the Premex SFA. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of March 31, 2014, Premex had $34.5 million outstanding under the working capital facility, resulting in approximately $9.6 million in availability.

(d)            During 2009 and 2010, the Company issued seller debt in the form of subordinated unsecured notes payable with an estimated fair value of approximately $6.9 million relating to certain acquisitions. These notes were unsecured and subordinated to the Senior Secured Revolving Credit Facility and the Senior Unsecured Notes issued in July 2011. . The Company made principal payments totaling $333,000 during the three months ended March 31, 2014, fully settling its unsecured notes payable obligation.

As of March 31, 2014, future maturities of long-term debt were as follows (in thousands):

Amount
Nine months ended December 31, 2014	$—
Year ended December 31:
2015	42,436
2016	116,039
2017	—
2018	—
Thereafter	250,000
Total	$408,475

(11)           Financial Instruments

The FASB issued ASC 815 which establishes accounting and reporting standards for derivative instruments. ASC 815 requires an entity to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Derivatives that do not qualify as a hedge must be adjusted to fair value in earnings. If the derivative does qualify as a hedge under ASC 815, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a hedge’s change in fair value will be immediately recognized in earnings.

In August 2008, in order to protect against interest rate exposure on its variable-rate debt, the Company entered into an interest rate swap to fix the interest rate applicable to certain of its variable-rate debt. The agreement swapped one-month LIBOR for a fixed interest rate of 4.36% and matured on July 15, 2013. The Company did not meet the criteria for hedge accounting under ASC 815, thus the difference between its amortized cost and its fair value resulted in an unrealized gain for the three months ended March 31, 2013 of $48,000, and such amount was reported in interest and other expenses, net on the accompanying Consolidated Statements of Comprehensive Loss.

Beginning in the second quarter of 2013, in order to protect against foreign currency exposure in its Australian operations, the Company entered into forward foreign currency contracts as a hedge of AUD $60.0 million of its net investment in Australia. Beginning in the third quarter of 2013, the Company also entered into forward foreign currency contracts as a hedge of £40.0 million of its net investment in the U.K. The Company settled certain of its hedge positions during the 2014 year and made $3.4 million in net payments. This amount was classified in accumulated other comprehensive loss in the Company’s Consolidated Balance Sheet (see Note 2), offsetting the currency translation adjustment of the related net investment that is also recorded in accumulated other comprehensive loss, and is reported net of the effect of income taxes.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2013, the Company had a net liability of $622,000, with $683,000 recorded in other current liabilities and $61,000 recorded in other current assets with the offsetting net unrealized loss being recorded in accumulated other comprehensive loss in its Consolidated Balance Sheets associated with open forward foreign currency contracts which matured in January of 2014. As of March 31, 2014, the Company had a net liability of $1.0 million, all of which was recorded in other current liabilities with the offsetting net unrealized loss being recorded in accumulated other comprehensive loss in its Consolidated Balance Sheets associated with open forward foreign currency contracts which matured in April of 2014.

The Company does not enter into derivative transactions for speculative purposes.

(12)            Income Taxes

In preparing its consolidated financial statements, the Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities.

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

The following table summarizes the activity related to the unrecognized tax benefits for the three months ended March 31, 2014, (in thousands)

Balance at January 1, 2014	$355
Increase to prior year tax positions	5
Increase to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—
Decrease related to settlements	—
Balance at March 31, 2014	$360

The Company is no longer subject to U.S. federal income and state tax return examinations by tax authorities for tax years before 2009 and 2008, respectively. The Company operates in multiple taxing jurisdictions and faces audits from various tax authorities. The Company remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. The Company does not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next 12 months.

Undistributed earnings of the Company’s foreign subsidiaries are considered indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been recorded. Deferred taxes are provided for earnings outside the United States when those earnings are not considered indefinitely reinvested.

(13)           Segment and Geographical Information

The Company applies the provisions of ASC Topic 280, Segment Reporting, (“ASC 280”). ASC 280, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker (“CODM”) and for which discrete financial information is available. Based on the provisions of ASC 280, the Company has determined that it operates in four geographic segments: the United States, Canada, the United Kingdom and Australia. The CODM evaluates segment performance based on revenues and segment profit, as defined below. The Company’s corporate costs and assets are all incurred in the United States and are included in the United States segment, as this is consistent with how they are presented and reviewed by the CODM. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Information relating to the Company’s product groups (IMEs, peer review, bill review, Medicare compliance and other related services) is as follows (in thousands):

Revenues:	For the three months ended March 31,
	2013	2014
IME and other related services (1)	$137,334	$154,540
Peer and bill reviews and Medicare compliance services (1)	11,369	18,488
Total revenues	$148,703	$173,028

(1) Includes the results of certain of the Company’s service centers acquired whose revenues are generated substantially through the indicated product group. Outside of this presentation, other product groups are not tracked within the Company’s financial systems. Additionally, other related services, which include any Medicare compliance services completed at the Company’s historic service centers in the periods presented, are not separately captured within the Company’s financial systems and have been included with IME services in the above presentation as separate presentation is not practicable. With the Company’s acquisition of Gould & Lamb in February of 2014, Medicare compliance services related to this business have been included with Peer and bill reviews in the presentation above. None of the individual services within the peer and bill reviews and Medical compliance services category above represent more than 10% of consolidated revenues.

Information relating to the Company’s geographic segments is as follows (in thousands)(1)(2):

	United States	Canada	United Kingdom	Australia	Total
2013
Revenues	$91,178	$7,421	$33,767	$16,337	$148,703
Segment profit	10,919	1,285	6,844	3,957	23,005
Depreciation and amortization expense	8,623	2,037	3,042	2,624	16,326
Capital expenditures	(919)	(11)	(736)	(104)	(1,770)
Total assets (3)	398,040	40,321	190,671	102,578	731,610
Long-lived assets (3)	329,947	31,995	92,642	92,189	546,773

2014
Revenues	$106,049	$7,507	$42,053	$17,419	$173,028
Segment profit	15,954	1,098	7,081	3,877	28,010
Depreciation and amortization expense	7,720	811	3,175	2,636	14,342
Capital expenditures	(402)	—	(290)	(20)	(712)
Total assets (3)	488,362	28,293	230,597	100,373	847,625
Long-lived assets (3)	403,354	21,169	105,373	88,856	618,752

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A reconciliation of segment profit to consolidated income from operations is as follows (in thousands):

	For the three months ended March 31,
	2013	2014
Segment Profit	23,005	28,010
Depreciation and amortization	(16,326)	(14,342)
Share-based compensation expense	(4,131)	(5,353)
Acquisition related transaction costs	(449)	(1,192)
Other expenses	(363)	—
Income from operations	$1,736	$7,123

(14)           Condensed Consolidating Financial Information of Guarantor Subsidiaries

The Company has outstanding certain indebtedness that is guaranteed by all of its U.S. subsidiaries. However, the indebtedness is not guaranteed by the Company’s foreign subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis, and are full and unconditional. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of December 31, 2013 and March 31, 2014, and for the three months ended March 31, 2013 and 2014 is presented below. The Company (issuer of the Senior Unsecured Notes) was formed in June 2010 to implement a holding company organizational structure. As a result, all operating activities are conducted through the Company’s 100% owned  subsidiaries.

Condensed Consolidating Statement of Operations

for the three months ended March 31, 2013

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals

Revenues	$91,178	$57,525	$—	$—	$148,703
Costs and expenses:
Costs of revenues	64,131	33,253	—	—	97,384
Selling, general and administrative expenses	18,124	15,133	—	—	33,257
Depreciation and amortization	8,623	7,703	—	—	16,326
Total costs and expenses	90,878	56,089	—	—	146,967
Income from operations	300	1,436	—	—	1,736
Interest and other expenses, net	5,559	1,971	—	—	7,530
Loss before income taxes	(5,259)	(535)	—	—	(5,794)
Provision (benefit) for income taxes	(3,058)	856	—	—	(2,202)
Net loss before earnings of consolidated subsidiaries	$(2,201)	$(1,391)	$—	$—	$(3,592)
Net income (loss) of consolidated subsidiaries	(1,391)	—	(1,391)	2,782	—
Net income (loss)	$(3,592)	$(1,391)	$(1,391)	$2,782	$(3,592)

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Operations

for the three months ended March 31, 2014

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals

Revenues	$106,049	$66,979	$—	$—	$173,028
Costs and expenses:
Costs of revenues	71,067	39,968	—	—	111,035
Selling, general and administrative expenses	21,705	18,823	—	—	40,528
Depreciation and amortization	7,720	6,622	—	—	14,342
Total costs and expenses	100,492	65,413	—	—	165,905
Income from operations	5,557	1,566	—	—	7,123
Interest and other expenses, net	5,692	1,885	—	—	7,577
Loss before income taxes	(135)	(319)	—	—	(454)
Provision (benefit) for income taxes	(1,642)	1,477	—	—	(165)
Net loss before earnings of consolidated subsidiaries	$1,507	$(1,796)	$—	$—	$(289)
Net income (loss) of consolidated subsidiaries	(1,796)	—	(1,796)	3,592	—
Net income (loss)	$(289)	$(1,796)	$(1,796)	$3,592	$(289)

Condensed Consolidating Balance Sheet as of December 31, 2013

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$760	$12,069	$—	$—	$12,829
Accounts receivable, net	46,828	123,077	—	—	169,905
Intercompany receivable	19,120	—	10,431	(29,551)	—
Prepaid expenses	2,889	2,896	—	—	5,785
Deferred tax assets	437	—	—	(4)	433
Other current assets	61	1,237	—	—	1,298
Total current assets	70,095	139,279	10,431	(29,555)	190,250
Property, equipment and leasehold improvements, net	6,760	4,190	—	—	10,950
Investment in subsidiaries	217,034	—	414,802	(631,836)	—
Intercompany notes receivable	174,826	—	174,826	(349,652)	—
Goodwill	259,316	109,996	—	—	369,312
Intangible assets, net	37,172	57,692	—	—	94,864
Long-term accounts receivable, less current portion	—	35,952	—	—	35,952
Deferred tax assets, noncurrent	15,470	6,021	—	—	21,491
Deferred financing costs, net	8,100	93	8,100	(8,100)	8,193
Other assets	497	1,004	—	—	1,501
Total assets	$789,270	$354,227	$608,159	$(1,019,143)	$732,513
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$17,524	$35,148	$—	$—	$52,672
Intercompany payable	10,431	19,120	—	(29,551)	—
Accrued expenses	10,839	27,609	—	—	38,448
Accrued interest expense	—	—	10,431	—	10,431
Deferred revenue	100	5,695	—	—	5,795
Current portion of subordinated unsecured notes payable	318	—	—	—	318
Deferred tax liability	—	4	—	(4)	—
Current portion of contingent earnout obligation	—	2,032	—	—	2,032
Other current liabilities	2,116	4,322	—	—	6,438
Total current liabilities	41,328	93,930	10,431	(29,555)	116,134
Senior unsecured notes payable	—	—	250,000	—	250,000
Senior secured revolving credit facility and working capital facilities	—	37,943	45,027	—	82,970
Intercompany notes payable	174,826	174,826	—	(349,652)	—
Long-term contingent earnout obligation, less current portion	—	2,373	—	—	2,373
Other long-term liabilities	1,791	6,374	—	—	8,165
Total liabilities	217,945	315,446	305,458	(379,207)	459,642
Commitments and contingencies
Stockholders’ equity (deficit)	571,325	38,781	302,701	(639,936)	272,871
Total liabilities and stockholders' equity (deficit)	$789,270	$354,227	$608,159	$(1,019,143)	$732,513

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet as of March 31, 2014

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$1,198	$7,306	$—	$—	$8,504
Accounts receivable, net	55,230	131,815	—	—	187,045
Intercompany receivable	23,547	—	4,974	(28,521)	—
Prepaid expenses	4,272	3,924	—	—	8,196
Deferred tax assets	1,821	—	—	(4)	1,817
Other current assets	—	1,248	—	—	1,248
Total current assets	86,068	144,293	4,974	(28,525)	206,810
Property, equipment and leasehold improvements, net	6,972	4,266	—	—	11,238
Investment in subsidiaries	215,238	—	518,166	(733,404)	—
Intercompany notes receivable	174,877	—	174,877	(349,754)	—
Goodwill	319,810	119,188	—	—	438,998
Intangible assets, net	63,463	62,140	—	—	125,603
Long-term accounts receivable, less current portion	—	41,228	—	—	41,228
Deferred tax assets, noncurrent	7,995	6,218	—	—	14,213
Deferred financing costs, net	7,772	78	—	—	7,850
Other assets	533	1,152	—	—	1,685
Total assets	$882,728	$378,563	$698,017	$(1,111,683)	$847,625
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$20,245	$38,986	$—	$—	$59,231
Intercompany payable	4,974	23,547	—	(28,521)	—
Accrued expenses	14,507	27,329	—	—	41,836
Accrued interest expense	—	—	4,974	—	4,974
Deferred revenue	4	6,286	—	—	6,290
Deferred tax liability	—	4	—	(4)	—
Current portion of contingent earnout obligation	—	6,362	—	—	6,362
Other current liabilities	2,779	5,135	—	—	7,914
Total current liabilities	42,509	107,649	4,974	(28,525)	126,607
Senior unsecured notes payable	—	—	250,000	—	250,000
Senior secured revolving credit facility and working capital facilities	—	42,436	116,039	—	158,475
Intercompany notes payable	174,877	174,877	—	(349,754)	—
Long-term contingent earnout obligation, less current portion	—	4,923	—	—	4,923
Other long-term liabilities	1,717	7,026	—	—	8,743
Total liabilities	219,103	336,911	371,013	(378,279)	548,748
Commitments and contingencies
Stockholders’ equity (deficit)	663,625	41,652	327,004	(733,404)	298,877
Total liabilities and stockholders' equity (deficit)	$882,728	$378,563	$698,017	$(1,111,683)	$847,625

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2013

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals

Net cash provided by (used in) operating activities	$(3,794)	$2,684	$—	$—	$(1,110)
Investing activities:
Purchases of equipment and leasehold improvements, net	(919)	(851)	—	—	(1,770)
Net cash used in investing activities	(919)	(851)	—	—	(1,770)
Financing activities:
Borrowings under senior secured revolving credit facility	—	—	10,000	—	10,000
Proceeds from the exercise of options and warrants	—	—	2,441	—	2,441
Excess tax benefit related to share-based compensation	—	—	407	—	407
Net repayment under working capital facilities	—	(800)	—	—	(800)
Payment of deferred financing costs	—	—	(52)	—	(52)
Repayment under senior secured revolving credit facility	—	—	(10,000)	—	(10,000)
Intercompany notes and investments and other	2,796	—	(2,796)	—	—
Net cash provided by (used in) financing activities	2,796	(800)	—	—	1,996
Exchange rate impact on cash and cash equivalents	—	(34)	—	—	(34)
Net increase (decrease) in cash and cash equivalents	(1,917)	999	—	—	(918)
Cash and cash equivalents, beginning of period	4,125	4,502	—	—	8,627
Cash and cash equivalents, end of period	$2,208	$5,501	$—	$—	$7,709

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2014

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals

Net cash provided by operating activities	$1,369	$1,836	$—	$—	$3,205
Investing activities:
Cash paid for acquisitions, net	(87,615)	(9,538)	—	—	(97,153)
Working capital and other settlements for acquisitions	—	(1,142)	—	—	(1,142)
Purchases of equipment and leasehold improvements, net	(402)	(310)	—	—	(712)
Cash paid for foreign currency net investment hedge	(3,356)	—	—	—	(3,356)
Other	(839)	—	—	—	(839)
Net cash used in investing activities	(92,212)	(10,990)	—	—	(103,202)
Financing activities:
Borrowings under senior secured revolving credit facility	—	—	121,012	—	121,012
Proceeds from the exercise of options and warrants	—	—	14,637	—	14,637
Excess tax benefit related to share-based compensation	—	—	6,190	—	6,190
Net borrowings under working capital facilities	—	4,123	—	—	4,123
Payment of deferred financing costs	—	—	(225)	—	(225)
Repayment of subordinated unsecured notes payable	(333)	—	—	—	(333)
Repayment under senior secured revolving credit facility	—	—	(50,000)	—	(50,000)
Intercompany notes and investments and other	91,614	—	(91,614)	—	—
Net cash provided by financing activities	91,281	4,123	—	—	95,404
Exchange rate impact on cash and cash equivalents	—	268	—	—	268
Net increase (decrease) in cash and cash equivalents	438	(4,763)	—	—	(4,325)
Cash and cash equivalents, beginning of period	760	12,069	—	—	12,829
Cash and cash equivalents, end of period	$1,198	$7,306	$—	$—	$8,504

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to “ExamWorks”, “the Company,” “we,” “our,” and “us” mean ExamWorks Group, Inc. and its consolidated subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Forward-looking statements convey current expectations or forecasts of future events for ExamWorks. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking. You can identify forward-looking statements by terminology such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” “can,” “continue,” or “may,” or the negative of these terms or other similar expressions that convey uncertainty of future events or outcomes. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A. of this Quarterly Report on Form 10-Q and elsewhere in this report, and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this report.

Our Business

We are a leading provider of IMEs, peer and bill reviews, Medicare compliance and other related services, which include legal support services, administrative support services and medical record retrieval services. We were incorporated as a Delaware corporation on April 27, 2007. From July 14, 2008 through the date of this filing, we have acquired 46 IME services businesses, including a leading provider of software solutions to the IME industry. We currently operate out of 63 service centers servicing all 50 U.S. states, Canada, the United Kingdom and Australia. We conduct our business through four geographic segments: the United States, Canada, the United Kingdom and Australia.

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

We provide our clients with the local presence, expertise and broad geographic coverage they increasingly require. Our size and geographic reach give our clients access to our medical panel of credentialed physicians and other medical providers and our proprietary information technology infrastructure that has been specifically designed to streamline the complex process of coordinating referrals, scheduling appointments, complying with regulations and client reporting. Our primary service is to provide IMEs that give our clients authoritative and accurate answers to questions regarding the nature and permanency of medical conditions or personal injury, their cause and appropriate treatment. Additionally, we provide peer and bill reviews, which consist of medical opinions by members of our medical panel without conducting physical exams, and the review of physician and hospital bills to examine medical care rendered and its conformity to accepted standards of care. With the acquisition of Gould & Lamb in February 2014, we significantly expanded our presence in the Medicare compliance services market. Prior to the MES acquisition in February 2011, we marketed our services primarily under the ExamWorks brand.  After the MES acquisition and subsequently with the Premex, MedHealth and Gould & Lamb acquisitions, we began to market our services under several brands, including but not limited to, ExamWorks, MES, Premex, MedHealth and Gould & Lamb.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

We operate in a highly fragmented industry and have completed numerous acquisitions. A key component of our business strategy is growth through acquisitions that expand our geographic coverage, provide new or complementary lines of business, expand our portfolio of services, and increase our market share. For example, our acquisition of MedHealth in August 2012 enabled us to enter the Australian market and, expand our range of clients and services, and increase our international market presence.  Another central feature of our business strategy is to grow our business organically by selling additional services to existing clients, cross-selling into additional insurance lines of business and expanding our geographic footprint with existing clients. For example, our acquisition of Gould & Lamb in February 2014 enabled us to expand our presence in the Medicare compliance market, and offer a wider range of services to new and existing clients. To date, we have completed the following 46 acquisitions:

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

Results of Operations

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands except share and per share data):

	For the three months ended March 31,
	2013	2014

Revenues	$148,703	$173,028
Costs and expenses:
Costs of revenues	97,384	111,035
Selling, general and administrative expenses	33,257	40,528
Depreciation and amortization	16,326	14,342
Total costs and expenses	146,967	165,905
Income from operations	1,736	7,123
Interest and other expenses, net	7,530	7,577
Loss before income taxes	(5,794)	(454)
Benefit for income taxes	(2,202)	(165)
Net loss	$(3,592)	$(289)

Per share data
Net loss per share — basic and diluted	$(0.10)	$(0.01)

Weighted average number of common shares outstanding — basic and diluted	34,464,664	37,088,923
Other Financial Data:
Adjusted EBITDA(1)	$23,005	$28,010

(1)	Adjusted EBITDA is a non-GAAP measure that is described and reconciled to net loss in the next section and is not a substitute for the GAAP equivalent.

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

The following table presents a reconciliation to Adjusted EBITDA from net loss, the most comparable GAAP measure, for each of the periods indicated (in thousands):

	For the three months ended March 31,
	2013	2014
Reconciliation to Adjusted EBITDA:
Net loss	$(3,592)	$(289)
Share-based compensation expense (i)	4,131	5,353
Depreciation and amortization	16,326	14,342
Acquisition-related transaction costs	449	1,192
Other expenses (ii)	363	—
Interest and other expenses, net	7,530	7,577
Benefit for income taxes	(2,202)	(165)
Adjusted EBITDA	$23,005	$28,010

(i)

Share-based compensation expense of $728,000 and $694,000 is included in costs of revenues for the three months ended March 31, 2013 and 2014, respectively, and the remainder is included in SGA expenses.

(ii)	Other expenses consist principally of integration related expenses, such as facility termination, severance and relocation costs, associated with our acquisition strategy.

Comparison of the Three Months Ended March 31, 2014 and 2013

Revenues. Revenues were $173.0 million for the three months ended March 31, 2014 compared to $148.7 million for the three months ended March 31, 2014, an increase of $24.3 million, or 16%. Of the increase in revenues compared to 2013, $10.5 million, or 7%, was attributable to acquisitions completed in 2013 and 2014 and $13.8 million, or 9%, was due to growth in our existing businesses primarily due to increased IME service volumes.

●

U.S. segment revenues were $106.0 million for the three months ended March 31, 2014 compared to $91.2 million for the three months ended March 31, 2013, an increase of $14.8 million, or 16%. Of the increase in U.S. revenues compared to 2013, $7.1 million, or 8%, was attributable to acquisitions completed in 2013 and 2014 and $7.7 million, or 8%, was due to growth in our existing businesses, equally due to increased IME service volumes and a favorable change in sales mix.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

●

Canada segment revenues were $7.5 million for the three months ended March 31, 2014 compared to $7.4 million for the three months ended March 31, 2013, an increase of $86,000, or 1%. Excluding the impact of currency, the existing Canada businesses grew 11%. The constant currency growth in Canada revenues compared to 2013 was attributable to increased IME service volumes, offset by an unfavorable change in sales mix.

●

U.K. segment revenues were $42.1 million for the three months ended March 31, 2014 compared to $33.8 million for the three months ended March 31, 2013, an increase of $8.3 million, or 24%. Of the increase in U.K. revenues compared to 2013, $1.8 million, or 5%, was attributable to acquisitions completed in 2013 and 2014 and $6.5 million, or 19%, was due to growth in our existing businesses. Excluding the impact of currency, the existing U.K. businesses grew 12%. The constant currency growth in the existing businesses was primarily due to increased IME service volumes, and to a lesser extent, a favorable change in sales mix.

●

Australia segment revenues were $17.4 million for the three months ended March 31, 2014 compared to $16.3 million for the three months ended March 31, 2013, an increase of $1.1 million, or 7%. Of the increase in Australia revenues compared to 2013, $1.5 million, or 9%, was attributable to an acquisition completed in 2014, offset by a decline of $437,000, or 2%, in our existing businesses. Excluding the impact of currency, the existing Australian businesses grew 13%. The constant currency growth in the existing business was primarily due to increased IME service volumes, offset by an unfavorable change in sales mix.

Costs of revenues. Costs of revenues were $111.0 million for the three months ended March 31, 2014 compared to $97.4 million for the three months ended March 31, 2013, an increase of $13.6 million, or 14%. Of the increase in costs of revenues compared to 2013, $4.7 million, or 5%, was attributable to acquisitions completed in 2013 and 2014 and $8.9 million, or 9%, was related to our existing businesses primarily attributable to increased fees paid to members of our medical panel and, to a lesser extent, an increase in other direct costs. Costs of revenues as a percentage of revenues was 64.2% for the three months ended March 31, 2014, a 1.3% improvement over the 65.5% for the three months ended March 31, 2013.

Selling, general and administrative. SGA expenses $40.5 million for the three months ended March 31, 2014 compared to $33.3 million for the three months ended March 31, 2013, an increase of $7.2 million, or 22%. Of the increase in SGA expenses compared to 2013, $2.9 million, or 9%, was attributable to acquisitions completed in 2013 and 2014 and $4.3 million, or 13%, was related to our existing businesses primarily attributable to $2.8 million in increased personnel expenses, including share-based compensation, and the remainder resulting primarily from increases in acquisition related transaction costs and referral commissions.

Depreciation and amortization. D&A expenses were $14.3 million for the three months ended March 31, 2014 compared to $16.3 million for the three months ended March 31, 2013, a decrease of $2.0 million, or 12%. Of the decrease in D&A expenses compared to 2013, $4.1 million, or 25%, was attributable to our existing businesses as historic finite-lived intangible and tangible assets became fully amortized, offset by increases resulting from acquisitions completed in 2013 and 2014.

Interest and other expenses, net. Interest and other expenses, net were $7.6 million for the three months ended March 31, 2014 compared to $7.5 million for the three months ended March 31, 2013, an increase of $47,000. Interest and other expenses, net, increased primarily due to the termination of our interest rate swap in 2013, which reduced net interest expense in 2013 by $48,000, which was not realized in the comparable 2014 period.

Income tax benefit. Income tax benefit was $165,000 for the three months ended March 31, 2014 compared to $2.2 million for the three months ended March 31, 2013, a decreased benefit of $2.0 million, or 93%. Our effective income tax rate was 36.3% and 38.0% for the three months ended March 31, 2014 and 2013, respectively. The tax rates in the 2014 and 2013 periods were impacted primarily by foreign tax rate differentials and non-deductible items.

Net loss. For the foregoing reasons, net loss was $289,000 for the three months ended March 31, 2014 compared to $3.6 million for the three months ended March 31, 2013.

Liquidity and Capital Resources

Our principal capital requirements are to fund operations and acquisitions. We fund our capital needs from cash flow generated from operations, borrowings under the Senior Secured Revolving Credit Facility and working capital facilities.  We have also funded our acquisition program with equity issuances to sellers. We expect that cash and cash equivalents, availability under our existing credit and working capital facilities and cash flow from operations will be sufficient to support our operations, planned capital expenditures and acquisitions for at least the next 12 months.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

The Senior Secured Revolving Credit Facility contains restrictive covenants, including among other things financial covenants requiring us to not exceed a maximum consolidated senior secured leverage coverage ratio, a maximum total consolidated leverage ratio and to maintain a minimum consolidated fixed charge coverage ratio. The Senior Secured Revolving Credit Facility also restricts our ability (subject to certain exceptions) to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and make other payments in respect of capital stock, make certain investments, sell assets, change our lines of business, enter into transactions with affiliates and other corporate actions.  As of March 31, 2014, the Company was in compliance with the financial covenants in the Senior Secured Revolving Credit Facility.

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

As of March 31, 2014, we had $116.0 million outstanding under the Senior Secured Revolving Credit Facility, bearing interest at a rate of LIBOR plus 3.00%, resulting in $146.5 million of undrawn commitments.

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

On June 28, 2013, UKIM entered into an amendment to extend the term of the existing UKIM SFA by 24 months from June 28, 2013, to amend the discount margin to 2.4% over Base Rate (0.5% rate on March 31, 2014) and to provide that payments by UKIM for certain non-working capital purposes are permitted under the UKIM SFA. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of March 31, 2014, UKIM had $7.9 million outstanding under the working capital facility, resulting in approximately $412,000 in availability.

On May 12, 2011, our indirect 100% owned subsidiary Premex entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays provides Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on March 31, 2014) and serves to finance Premex’s unpaid account receivables.  The working capital facility had a minimum term of 36 months.

On June 28, 2013, Premex entered into an amendment to extend the term of the existing Premex SFA by 24 months from June 28, 2013, and to provide that payments by Premex for certain non-working capital purposes are permitted under the Premex SFA. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of March 31, 2014, Premex had $34.5 million outstanding under the working capital facility, resulting in approximately $9.6 million in availability.

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

Cash Flow Summary

Cash and cash equivalents were $8.5 million at March 31, 2014 as compared with $7.7 million at March 31, 2013.

Our cash flows from operating, investing and financing activities, as reported in our Consolidated Financial Statements included elsewhere in this report, are summarized as follows (in thousands):

	For the three months ended March 31,
	2013	2014
Net cash provided by (used in) operating activities	$(1,110)	$3,205
Net cash used in investing activities	(1,770)	(103,202)
Net cash provided by financing activities	1,996	95,404
Exchange rate impact on cash and cash equivalents	(34)	268
Net decrease in cash and cash equivalents	$(918)	$(4,325)

Operating Activities. Net cash provided by operating activities was $3.2 million for the three months ended March 31, 2014 compared with net cash used in operating activities of $1.1 million for the three months ended March 31, 2013. Net cash provided by operating activities for 2014 consisted of net non-cash charges of $13.2 million (principally including $14.3 million in depreciation and amortization and $5.4 million in share-based compensation, offset by the excess tax benefit related to share-based compensation of $6.2 million) offset by our net loss of $289,000 and a net increase in working capital of approximately $9.7 million. The 2014 increase in working capital primarily consisted of increases in accounts receivable in our U.K. business, increased prepaid expenses and other current assets and decreased accrued interest expense offset by increased accounts payable and accrued expenses and deferred revenues and customer deposits.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

Investing Activities. Net cash used in investing activities was $103.2 million for the three months ended March 31, 2014 as compared to net cash used in investing activities of $1.8 million for the three months ended March 31, 2013.  The 2014 use of cash was due primarily to increased payments associated with acquisitions and related settlement activity and cash payments related to our foreign currency net investment hedges, offset by decreased purchases of fixed assets as compared to the comparable prior year period.

Financing Activities. Net cash provided by financing activities was $95.4 million for the three months ended March 31, 2014 as compared to net cash provided by financing activities of $2.0 million for the three months ended March 31, 2013.  The 2014 cash provided was primarily attributable to net borrowings under our Senior Secured Revolving Credit Facility of $71.0 million, the proceeds from the exercise of options and warrants of $14.6 million, excess tax benefit related to share-based compensation of $6.2 million and net borrowings under our U.K. facilities of $4.1 million.

The 2013 cash provided was primarily attributable to from the exercise of options and warrants of $2.4 million, offset by repayments under our working capital facilities of $800,000.

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

Contractual Obligations and Commitments

Our contractual cash payment obligations as of March 31, 2014 are set forth below (in thousands):

			Payments due by year ending December 31,
	Total	Period from April 1, 2014 to December 31, 2014	2015	2016	2017	2018	Thereafter
Amounts outstanding under senior unsecured notes payable	$250,000	$—	$—	$—	$—	$—	$250,000

Amounts outstanding under senior secured revolving credit facility	116,039	—	—	116,039	—	—	—

Operating leases	42,905	9,433	10,855	8,003	6,062	4,384	4,168

Amounts outstanding under working capital facilities	42,436	—	42,436	—	—	—	—

Totals	$451,380	$9,433	$53,291	$124,042	$6,062	$4,384	$254,168

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

As of March 31, 2014, we leased our office spaces for our corporate locations in Atlanta, Georgia and New York, New York and also for our 62 service centers in various cities under non-cancelable lease agreements. We own an office facility in Warren, Michigan.

We have certain contractual obligations including various debt agreements with requirements to make interest payments. Amounts outstanding under the Senior Unsecured Notes are subject to a fixed interest rate of 9.0% and interest is expected to be $22.5 million annually with semi-annual payments that began in January 2012 and end in July 2019.  Additionally, certain amounts are subject to the level of borrowings in future periods and the interest rate for the applicable periods, and therefore the amounts of these payments are not determinable. Based upon amounts outstanding at March 31, 2014 and applicable interest rates currently ranging between 2.9% and 5.25%, interest amounts are expected to be approximately $3.8 million for the nine months ended December 31, 2014, approximately $4.5 million for the year ended December 31, 2015 and approximately $1.9 million for the year ended December 31, 2016.

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

Revenue Recognition

Revenue related to IMEs, peer reviews, bill reviews, Medicare compliance services and administrative support services is recognized at the time services have been performed and the report is shipped to the end user. We believe that recognizing revenue at the time the report is shipped is appropriate because we meet the following four criteria in accordance with ASC 605-10-S25,  Revenue Recognition: Overall , (i) persuasive evidence that arrangement exists, (ii) shipment has occurred, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured. We report revenues net of any sales, use and value added taxes.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

We assume, that on average, all accounts receivable will be collected within one year and thus classify these as current assets; however, there are certain receivables, primarily in the U.K., that have aged longer than one year as of December 31, 2013 and March 31, 2014, and we have recorded an estimate for those receivables that will not be collected within one year as long-term in the Consolidated Balance Sheets contained elsewhere in this report.

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

We performed our annual impairment review of goodwill in October 2013 and reviewed subsequent events through March 31, 2014 and determined that the fair value of our reporting units substantially exceed their carrying value, and goodwill was not impaired as of year end. Further, we believe that there have been no facts or circumstances through the date of this filing that indicate an impairment of goodwill exists.

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

We are no longer subject to U.S. federal income and state tax return examinations by tax authorities before 2009 and 2008, respectively. We operate in multiple taxing jurisdictions and face audits from various tax authorities. We remain subject to examination until the statute of limitations expires for the respective tax jurisdiction. We do not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next twelve months. We record interest and penalties related to unrecognized tax benefits in income tax expense.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

The fair value of stock option grants is determined using the Black-Scholes valuation model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in these stock options. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because our stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in our opinion, the existing models may not provide a reliable single measure of the fair value of its share-based awards.

Our expected volatility assumptions are based upon the weighted average of our implied volatility, our mean reversion volatility and the median of our peer group’s most recent historical volatilities for 2014 stock option grants. Expected life assumptions are based upon the “simplified” method for those options issued since our IPO which were determined to be issued approximately at-the-money. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

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

Financial Instruments

Our financial assets and (liabilities), which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy at December 31, 2013 and March 31, 2014, and are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2013
Financial instruments:
Contingent consideration	$—	$—	$(4,834)	$(4,834)
Foreign currency derivative asset	—	61	—	61
Foreign currency derivative liability	—	(683)	—	(683)

As of March 31, 2014
Financial instruments:
Contingent consideration	$—	$—	$(11,285)	$(11,285)
Foreign currency derivative liability	—	(1,000)	—	(1,000)

The contingent consideration relates to earnout provisions recorded in conjunction with certain acquisitions completed in 2009, 2010, 2013 and 2014 (see Note 3 to the Consolidated Financial Statements contained elsewhere in this report). Of the total increase in fair value of the contingent consideration of $6.5 million in 2014, $7.1 million was added as the result of a 2014 acquisition and, $83,000 was recorded in interest and other expenses, net in the Consolidated Statements of Comprehensive Loss due to changes in the fair value of the contingent consideration. These increases were offset by a purchase accounting adjustment to a 2013 acquisition in the amount of $373,000 for the change in the fair value of the contingent consideration, $333,000 settled as cash consideration to satisfy an installment related to a 2009 acquisition, and approximately $110,000 of the change in value relates to the release of a restriction associated with shares previously issued related to a 2009 acquisition.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

The fair value of the foreign currency derivative was determined using observable market inputs such as foreign currency exchange rates and considers our nonperformance risk and that of our counterparties.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”) which amends accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists. This new guidance requires entities, if certain criteria are met, to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The provisions of ASU 2013-11 are effective for fiscal years and interim periods beginning after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We adopted these provisions effective January 1, 2014 and the adoption of these provisions did not have a material impact on our financial position, results of operations and cash flows.

There were various other accounting standards and interpretations issued during 2013 and 2014 we have not yet been required to adopt, none of which are expected to have a material impact on our financial position, results of operations and cash flows.

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

Interest Rate Risk. As of March 31, 2014, we had cash and cash equivalents totaling approximately $8.5 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $1.2 million were held in the U.S. Therefore, the U.S. amounts were insured under standard FDIC insurance coverage for deposit accounts up to $250,000, per depositor and account ownership category, at each separately insured depository institution.

Our outstanding debts of $42.4 million and $116.0 million at March 31, 2014 related to indebtedness under our working capital facilities and Senior Secured Revolving Credit Facility, respectively, contain floating interest rates. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase in our variable rate debt would result in an increase of approximately $1.6 million in our annual pre-tax net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at March 31, 2014.

Foreign Exchange Risk. As of March 31, 2014, we have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. dollar, namely, the Canadian dollar, the Pound Sterling and the Australian dollar. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently hedge our exposure to foreign currency exchange rate fluctuations related to the Canadian dollar given that the net difference between foreign currency denominated revenue and expenses is immaterial. In the future, however, we may hedge such exposure to foreign currency exchange rate fluctuations in this currency.

Beginning in the second quarter of 2013, in order to protect against foreign currency exposure in our Australian operations, we entered into forward foreign currency contracts as a hedge of AUD $60.0 million of its net investment in Australia. Beginning in the third quarter of 2013, we also entered into forward foreign currency contracts as a hedge of £40.0 million of our net investment in the U.K. We settled certain of our hedge positions during the 2014 year and paid $3.4 million in net settlements. This amount was classified in accumulated other comprehensive loss in our Consolidated Balance Sheet (see Note 2), offsetting the currency translation adjustment of the related net investment that is also recorded in accumulated other comprehensive loss, and is reported net of the effect of income taxes.

As of December 31, 2013, we had a net liability of $622,000, with $683,000 recorded in other current liabilities and $61,000 recorded in other current assets with the offsetting net unrealized loss being recorded in accumulated other comprehensive loss in our Consolidated Balance Sheets associated with open forward foreign currency contracts which matured in January of 2014. As of March 31, 2014, we had a net liability of $1.0 million, all of which was recorded in other current liabilities with the offsetting net unrealized loss being recorded in accumulated other comprehensive loss in our Consolidated Balance Sheets associated with open forward foreign currency contracts which matured in April of 2014.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Item 6. Exhibits

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

10.1

Sixth Amendment to Credit Agreement and Consent dated as of February 3, 2014, by and among ExamWorks Group, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 4, 2014).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

EXAMWORKS GROUP, INC.

Date: May 7, 2014	By:	/s/ J. Miguel Fernandez de Castro
J. Miguel Fernandez de Castro
Senior Executive Vice President and Chief
Financial Officer (Principal Financial Officer)