Form 10-Q
period 2014-09-30
ExamWorks Group, Inc.
filed 2014-11-06
CIK 1498021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2014.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-34930

EXAMWORKS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2909425
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of November 3, 2014, ExamWorks Group, Inc. had 40,049,126 shares of Common Stock outstanding.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

September 30, 2014

FORM 10-Q QUARTERLY REPORT

PART 1. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	December 31,	September 30,
	2013	2014
Assets
Current assets:
Cash and cash equivalents	$12,829	$9,111
Accounts receivable, net	169,905	201,498
Prepaid expenses	5,785	10,832
Deferred tax assets	433	4,301
Other current assets	1,298	1,218
Total current assets	190,250	226,960
Property, equipment and leasehold improvements, net	10,950	14,528
Goodwill	369,312	504,627
Intangible assets, net	94,864	119,105
Long-term accounts receivable, less current portion	35,952	46,462
Deferred tax assets, noncurrent	21,491	19,633
Deferred financing costs, net	8,193	6,722
Other assets	1,501	1,980
Total assets	$732,513	$940,017
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$52,672	$62,464
Accrued expenses	38,448	46,221
Accrued interest expense	10,431	5,075
Deferred revenue	5,795	6,389
Subordinated unsecured notes payable	318	—
Current portion of contingent earnout obligation	2,032	4,675
Current portion of working capital facilities	—	44,668
Other current liabilities	6,438	7,839
Total current liabilities	116,134	177,331
Senior unsecured notes payable	250,000	250,000
Senior secured revolving credit facility and working capital facilities, less current portion	82,970	163,358
Long-term contingent earnout obligation, less current portion	2,373	2,179
Other long-term liabilities	8,165	9,119
Total liabilities	459,642	601,987
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; Authorized 50,000,000 shares; no shares issued and outstanding at December 31, 2013 and September 30, 2014	—	—
Common stock, $0.0001 par value; Authorized 250,000,000 shares; issued and outstanding 36,928,212 and 39,906,919 shares at December 31, 2013 and September 30, 2014, respectively	4	4
Additional paid-in capital	333,996	396,482
Accumulated other comprehensive loss	(5,937)	(9,922)
Accumulated deficit	(46,704)	(40,046)
Treasury stock, at cost; Outstanding 905,349 shares at December 31, 2013 and September 30, 2014	(8,488)	(8,488)
Total stockholders’ equity	272,871	338,030
Total liabilities and stockholders' equity	$732,513	$940,017

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2014	2013	2014
Revenues	$152,354	$204,078	$457,205	$573,551
Costs and expenses:
Costs of revenues	100,831	130,597	300,333	366,483
Selling, general and administrative expenses	31,620	43,534	98,953	126,652
Depreciation and amortization	15,910	15,705	48,058	44,905
Total costs and expenses	148,361	189,836	447,344	538,040
Income from operations	3,993	14,242	9,861	35,511
Interest and other expenses, net:
Interest expense, net	7,320	8,361	22,439	23,842
Other (income) expense, net	3	(6)	208	185
Gain on interest rate swap	(7)	—	(101)	—
Total interest and other expenses, net	7,316	8,355	22,546	24,027
Income (loss) before income taxes	(3,323)	5,887	(12,685)	11,484
Provision (benefit) for income taxes	(1,072)	2,472	(4,059)	4,826
Net income (loss)	$(2,251)	$3,415	$(8,626)	$6,658

Comprehensive Income (Loss):
Net income (loss)	$(2,251)	$3,415	$(8,626)	$6,658
Foreign currency translation adjustments, net of tax	3,046	(4,956)	(6,936)	(3,985)
Total comprehensive income (loss)	$795	$(1,541)	$(15,562)	$2,673

Per share data:
Net income (loss) per share:
Basic	$(0.06)	$0.09	$(0.25)	$0.17
Diluted	$(0.06)	$0.08	$(0.25)	$0.16

Weighted average number of common shares outstanding:
Basic	35,560,227	39,251,221	34,977,335	38,258,941
Diluted	35,560,227	41,647,190	34,977,335	40,896,677

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2013	2014
Operating activities:
Net income (loss)	$(8,626)	$6,658
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on interest rate swap	(101)	—
Depreciation and amortization	48,058	44,905
Amortization of deferred rent	(280)	(153)
Share-based compensation	12,234	14,660
Excess tax benefit related to share-based compensation	(5,974)	(12,700)
Provision for doubtful accounts	3,506	4,833
Amortization of deferred financing costs	1,636	1,735
Deferred income taxes	(12,963)	(9,806)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(22,327)	(37,512)
Prepaid expenses and other current assets	(361)	(4,121)
Accounts payable and accrued expenses	12,588	22,137
Accrued interest expense	(6,082)	(5,356)
Deferred revenue and customer deposits	1,824	(48)
Other liabilities	(414)	(271)
Net cash provided by operating activities	22,718	24,961
Investing activities:
Cash paid for acquisitions, net	—	(187,402)
Purchases of building, equipment and leasehold improvements, net	(4,758)	(6,192)
Working capital and other settlements for acquisitions	(569)	(2,366)
Proceeds from (cash paid for) foreign currency net investment hedges	500	(362)
Other	(332)	(939)
Net cash used in investing activities	(5,159)	(197,261)
Financing activities:
Borrowings under senior secured revolving credit facility	103,597	269,621
Proceeds from the exercise of options and warrants	13,089	35,394
Excess tax benefit related to share-based compensation	5,974	12,700
Net borrowings under working capital facilities	215	7,506
Payment of deferred financing costs	(168)	(251)
Repayment of subordinated unsecured notes payable	(270)	(333)
Payment of contingent earnout obligation	—	(4,362)
Repayments under senior secured revolving credit facility	(136,301)	(151,290)
Other	—	(53)
Net cash provided by (used in) financing activities	(13,864)	168,932
Exchange rate impact on cash and cash equivalents	(277)	(350)
Net increase (decrease) in cash and cash equivalents	3,418	(3,718)
Cash and cash equivalents, beginning of period	8,627	12,829
Cash and cash equivalents, end of period	$12,045	$9,111

Supplemental disclosures of cash flow information:
Cash paid for interest	$26,570	$27,019
Cash paid for income taxes	7,604	1,536

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Nature of Operations and Basis of Presentation

ExamWorks Group, Inc. (“ExamWorks” or the “Company”) is a leading provider of independent medical examinations (“IMEs”), peer and bill reviews, Medicare compliance, case management and other related services (“IME services” or the “IME industry”). ExamWorks, Inc. was incorporated as a Delaware corporation on April 27, 2007 and in June 2010 effected a corporate reorganization creating a holding company, ExamWorks Group, Inc., with ExamWorks, Inc. becoming a 100% owned subsidiary of ExamWorks Group, Inc. From June 2008 through September 30, 2014, the Company has acquired 49 IME services companies. As of September 30, 2014, ExamWorks, Inc. operated out of 66 service centers serving all 50 United States, Canada, the United Kingdom and Australia.

The consolidated financial statements of the Company as of September 30, 2014 and for the periods ended September 30, 2013 and 2014 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the Company's most recent fiscal year. The Company's December 31, 2013 Consolidated Balance Sheet was derived from audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, (the “Form 10-K”), but does not include all disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The consolidated financial statements include the accounts of ExamWorks and its 100% owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

(2)              Summary of Significant Accounting Policies

(a)              Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on certain assumptions which they believe are reasonable in the circumstances and actual results could differ from those estimates. The more significant estimates reflected in these consolidated financial statements include the valuation of equity awards, purchase price allocations, useful lives of intangible assets, potential impairment of goodwill and intangible assets, the allowance for doubtful accounts, the portion of accounts receivable deemed to be long term in nature, and the valuation of deferred tax assets, share-based compensation and derivative instruments.

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

(c)              Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2013 and September 30, 2014.

(d)              Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts owed to the Company for services provided in the normal course of business and are reported net of allowance for doubtful accounts, which amounted to $7.2 million and $8.5 million as of December 31, 2013 and September 30, 2014, respectively. Generally, no collateral is received from customers and additions to the allowance are based on ongoing credit evaluations of customers with general credit experience being within the range of management’s expectations. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off.  The Company assumes, that on average, all accounts receivable will be collected within one year and thus classifies these as current assets; however there are certain receivables, primarily in the U.K., that have aged longer than one year as of December 31, 2013 and September 30, 2014, and the Company has recorded an estimate for those receivables that will not be collected within one year as long-term in the Consolidated Balance Sheets.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(e)               Concentrations of Credit Risk

The Company routinely assesses the financial strength of its customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. For the three and nine months ended September 30, 2013 and 2014, no individual customer accounted for more than 10% of revenues. At December 31, 2013 and September 30, 2014, there was an individual customer that accounted for approximately 10.8% and 13.5% of the accounts receivable balance, respectively.

As of September 30, 2014, the Company had cash and cash equivalents totaling approximately $9.1 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $981,000 were held in the U.S. The U.S. amounts were insured under standard FDIC insurance coverage for deposit accounts up to $250,000, per depositor and account ownership category, at each separately insured depository institution.

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

(g)              Long-Lived Assets

In accordance with Impairment or Disposal of Long-Lived Assets, Subsections of Financial Accounting Standards Board (“FASB”) ASC Subtopic 360-10,  Property, Plant, and Equipment — Overall (“ASC 360”), long-lived assets, such as equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models (using market participant assumptions), quoted market values and third-party independent appraisals, as considered necessary. At December 31, 2013 and September 30, 2014, no impairment was noted.

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

The Company performed its annual impairment review of goodwill in October of 2013 and it was determined that the carrying amount of goodwill was not impaired as the fair value of the reporting units substantially exceeded their carrying values and there have been no subsequent developments that would indicate impairment exists as of September 30, 2014. The goodwill impairment review will continue to be performed annually and more frequently if facts and circumstances warrant a review.

ASC 350 also requires that intangible assets with definite lives be amortized over their estimated useful lives. Currently, customer relationships, trade names, covenants not to compete and technology are amortized using the straight-line method over estimated useful lives.

(i)               Deferred Financing Costs

In November 2010, the Company entered in to a senior secured revolving credit facility with Bank of America N.A. (“Senior Secured Revolving Credit Facility”) (see Note 10) and has incurred deferred financing costs of $8.3 million, of which $30,000 and $251,000 were incurred in the nine months ended September 30, 2013 and 2014, respectively.  In July 2011, the Company closed a private offering of $250 million in aggregate principal amount of 9% senior notes due 2019 (the “Initial Notes”). In June 2012, in accordance with the registration rights granted to the original purchasers of the Initial Notes, the Company completed an exchange offer of the privately placed Initial Notes for new 9.0% Senior Notes due 2019 (the “Exchange Notes,” and together with the Initial Notes, the “Senior Unsecured Notes”) registered with the SEC with substantially identical terms to the Initial Notes. The Company has incurred deferred financing costs of $7.1 million associated therewith, of which $22,000 was incurred in the nine months ended September 30, 2013. There were no deferred financing costs incurred in relation to the Senior Unsecured Notes in the nine months ended September 30, 2014.

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

The Company amortized $477,000 and $1.6 million for the three and nine months ended September 30, 2013, respectively, to interest expense. The Company amortized $583,000 and $1.7 million for the three and nine months ended September 30, 2014, respectively, to interest expense.

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

Certain agreements with customers in the U.K. include provisions whereby collection of the amounts billed are contingent on the favorable outcome of the claim.  The Company has deemed these provisions to preclude revenue recognition at the time of performance, as collectability is not reasonably assured and the cash payments are contingent, and is deferring these revenues, net of estimated costs, until the case has been settled, the contingency has been resolved and the cash has been collected.   As of December 31, 2013 and September 30, 2014, the Company had $5.4 million and $4.9 million, respectively, in U.K. net deferred revenues associated with such agreements.

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

For the three and nine months ended September 30, 2013, the potentially dilutive securities include options, warrants, shares of restricted stock with a service restriction not yet satisfied and RSUs exercisable into 9.2 million shares of common stock. For the three and nine months ended September 30, 2013, all of the potentially dilutive securities were excluded from the calculation of shares applicable to loss per share, because their inclusion would have been anti-dilutive.

The following table sets forth basic and diluted net income per share computational data for the three and nine month periods ended September 30, 2014 (amounts in thousands):

	September 30, 2014
	Three months ended	Nine months ended
Net income	$3,415	$6,658

Basic shares outstanding:
Common stock	39,251	38,259

Diluted shares outstanding:
Common stock	39,251	38,259
Dilutive securities	2,396	2,638
Total	41,647	40,897

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The assumptions utilized for stock option grants during the nine months ended September 30, 2014 were as follows:

	2014
Volatility	48.59%	–	49.27%
Expected life (years)		6.00
Risk-free interest rate	1.81%	–	2.08%
Dividend yield		—
Fair value	$14.71	–	$17.26

In the nine months ended September 30, 2014, the Company issued approximately 597,000 stock option awards to employees and outside consultants.  The weighted average fair value of each stock option was $15.91 per option and the aggregate fair value was $9.5 million.  All of these awards vest over a three-year period, with the exception of approximately 43,000 awards which vest over a four-year period.  Additionally, a majority these options could vest earlier in the event of a change in control or merger or other acquisition.  Share-based compensation expense related to stock option awards was $3.0 million and $8.8 million for the three and nine months ended September 30, 2013, respectively of which $748,000 and $2.2 million was included in costs of revenues, respectively, and $2.2 million and $6.6 million was included in selling, general and administrative expenses (“SGA expenses”), respectively. Share-based compensation expense related to stock option awards was $1.8 million and $6.5 million for the three and nine months ended September 30, 2014, respectively, of which $444,000 and $1.6 million was included in costs of revenues, respectively, and $1.3 million and $4.9 million was included in SGA expenses, respectively.

At September 30, 2014, the unrecognized compensation expense related to stock option awards was $10.4 million, with a remaining weighted average life of 1.5 years.

A summary of option activity for the nine months ended September 30, 2014 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2013	7,334,745	$12.33
Options granted	597,275	32.56
Options forfeited	(176,204)	20.79
Options exercised	(2,337,968)	15.15
Outstanding at September 30, 2014	5,417,848	$13.06

Exercisable at September 30, 2014	3,984,890	$10.46	6.3	$88,822

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of stock options exercised was approximately $44.2 million during the nine months ended September 30, 2014.

Restricted Stock and Restricted Stock Units

The Company has granted members of the Board of Directors, certain employees and outside consultants, time lapse restricted stock and RSUs which vest after a stipulated number of years from the grant date depending on the terms of the issue. The fair value of shares of restricted stock and RSUs is determined based upon the market price of the underlying common stock as of the date of grant. Time lapse restricted shares issued and RSUs vest over one, two and three-year periods. The agreements under which the restricted stock and RSUs are issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the stock plans have been satisfied. The restriction on a majority of these awards could expire earlier than the stipulated time frame in the event of a change in control or merger or other acquisition. Share-based compensation expense related to shares of restricted stock and RSUs was $1.1 million and $2.8 million for the three and nine months ended September 30, 2013 respectively, all of which is included in SGA expenses. Share-based compensation expense related to shares of restricted stock and RSUs was $2.1 million and $6.4 million for the three and nine months ended September 30, 2014 respectively, all of which is included in SGA expenses.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a summary of restricted share and RSU activity for the nine months ended September 30, 2014:

	Number of awards	Weighted average grant date fair value
Non-vested awards at December 31, 2013	754,214	$15.57
Awards granted	553,281	34.02
Awards vested	(372,703)	17.29
Awards forfeited	(69,565)	33.28
Non-vested awards at September 30, 2014	865,227	$25.21

The total fair value of vested RSUs and shares of restricted stock during the nine months ended September 30, 2014 was $6.4 million. At September 30, 2014, total unrecognized compensation costs related to non-vested restricted shares and RSUs was $16.9 million which is expected to be recognized over a weighted average period of 1.7 years.

During the three months ended September 30, 2013, the Company recorded a reduction in share-based compensation expense of $257,000 and during the nine months ended September 30, 2013, the Company recorded net share-based compensation of $630,000, related to annual incentive compensation plans established by the Compensation Committee of the Board of Directors, all of which was recorded in SGA expenses. During the three and nine months ended September 30, 2014, the Company recorded share-based compensation expense of $790,000 and $1.8 million, respectively, related to annual incentive compensation plans, all of which was recorded in SGA expenses. The 2013 obligation was settled in February 2014 via the issuance of approximately 83,000 shares of restricted stock, and the 2014 plan year obligation is recorded as accrued expenses in the accompanying Consolidated Balance Sheets.  The 2014 incentive compensation plan contains a performance metric based on the Company’s 2014 financial performance and a subsequent time-based service requirement. If the performance metric is met, the associated liability will be settled in the first quarter of 2015 with the granting of an indeterminate number of restricted awards which will vest equally on June 1, 2015 and 2016.

  (o)            Fair Value Measurements

The Company’s financial assets and (liabilities), which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy at December 31, 2013 and September 30, 2014, and are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2013
Financial instruments:
Contingent consideration	$—	$—	$(4,834)	$(4,834)
Foreign currency derivative asset	—	61	—	61
Foreign currency derivative liability	—	(683)	—	(683)

As of September 30, 2014
Financial instruments:
Contingent consideration	$—	$—	$(6,854)	$(6,854)
Foreign currency derivative liability	—	(585)	—	(585)

The contingent consideration relates to earnout provisions recorded in conjunction with certain acquisitions completed in 2009, 2013 and 2014 (see Note 3). Of the total increase in fair value of the contingent consideration of $2.0 million in 2014, $7.1 million was added as the result of a 2014 acquisition and, $310,000 was recorded in interest and other expenses, net in the Consolidated Statements of Comprehensive Income (Loss) due to changes in the fair value of the contingent consideration. These increases were offset by a purchase accounting adjustment to a 2013 acquisition in the amount of $373,000 for the change in the fair value of the contingent consideration, $4.7 million settled as cash consideration to satisfy installments related to 2009 and 2014 acquisitions, and approximately $110,000 of the change in value relates to the release of a restriction associated with shares previously issued related to a 2009 acquisition.

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

	Foreign Currency Translation	Net investment hedge - foreign exchange contract	Net investment hedge - Australian denominated debt	Total
Balance at December 31, 2013	$(6,625)	$483	$205	$(5,937)
Change during 2014:
Before-tax amount	(5,138)	(325)	—	(5,463)
Tax benefit	1,349	129	—	1,478
Total activity in 2014	(3,789)	(196)	—	(3,985)
Balance at September 30, 2014	$(10,414)	$287	$205	$(9,922)

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)           Acquisitions

ExamWorks operates in a highly fragmented industry and has completed 49 acquisitions since July 14, 2008. A key component of ExamWorks’ acquisition strategy is growth through acquisitions that expand its geographic coverage, that provide new or complementary lines of business, expand its portfolio of services and that increase its market share.

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

(a)             2013 Acquisitions

In 2013, the Company completed the following individually insignificant acquisitions, as defined in SEC Regulation S-X Rule 3-05, with an aggregate purchase price of $7.3 million, comprised of $3.3 million cash consideration less cash acquired of $8,000, and $4.0 million of contingent consideration. In conjunction with these 2013 acquisitions, the Company incurred transaction costs of $108,000, of which $25,000 were incurred in each of the nine months ended September 30, 2013 and 2014, respectively. There were no transaction costs incurred relating to the 2013 acquisitions in the three months ended September 30, 2013 and 2014. These amounts are reported in SGA expenses in the Company’s accompanying Consolidated Statements of Comprehensive Income (Loss). These acquisitions enhanced the service offerings of the Company.

Company name	Form of acquisition	Date of acquisition
AGS Risk Limited (United Kingdom)	Substantially all of the assets and assumed certain liabilities	December 10, 2013
Evaluation Resource Group (United States)	Substantially all of the assets and assumed certain liabilities	December 20, 2013

The preliminary allocation of consideration for these acquisitions is summarized as follows (in thousands):

	Preliminary purchase price allocation December 31, 2013	Adjustments/ reclassifications	Preliminary purchase price allocation September 30, 2014
Equipment and leasehold improvements	130	—	130
Customer relationships	3,141	—	3,141
Tradename	710	—	710
Goodwill	3,024	(309)	2,715
Assets acquired and liabilities assumed, net	688	(64)	624
Totals	7,693	(373)	7,320

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

(b)             2014 Acquisitions

In 2014, the Company completed the following individually insignificant acquisitions, as defined in SEC Regulation S-X Rule 3-05, with an aggregate purchase price of $195.5 million, comprised of $189.7 million cash consideration less cash acquired of $1.1 million, and $6.9 million of contingent consideration. In conjunction with these 2014 acquisitions, the Company incurred transaction costs of $1.5 million, of which $37,000 and $964,000 was incurred in the three and nine months ended September 30, 2014, respectively. The Company incurred transaction costs of $112,000 in the nine months ended September 30, 2013 and a reduction in transaction costs of $55,000 in the three months ended September 30, 2013. These amounts are reported in SGA expenses in the Company’s accompanying Consolidated Statements of Comprehensive Income (Loss). These acquisitions enhanced and expanded the presence of the service offerings of the Company.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Company name	Form of acquisition	Date of acquisition
Newton Medical Group (United States)	Substantially all of the assets and assumed certain liabilities	January 13, 2014
Cheselden (United Kingdom)	100% of the outstanding share capital	January 16, 2014
G&L Intermediate Holdings (“Gould & Lamb”) (United States)	100% of the outstanding common stock	February 3, 2014
Assess Medical Group Pty Ltd (Australia)	100% of the outstanding common stock	February 14, 2014
Solomon Associates (United States)	Substantially all of the assets and assumed certain liabilities	May 30, 2014
Ability Services Network (United States)	100% of the outstanding common stock	June 6, 2014
Expert Medical Opinions (United States)	Substantially all of the assets and assumed certain liabilities	August 22, 2014

The preliminary allocation of consideration for these acquisitions is summarized as follows (in thousands):

Preliminary purchase price allocation September 30, 2014
Equipment and leasehold improvements	$886
Customer relationships	48,716
Tradename	12,642
Covenants not to compete	620
Technology	1,870
Goodwill	138,561
Net deferred tax liability associated with step-up in book basis	(12,763)
Assets acquired and liabilities assumed, net	5,000
Total	$195,532

Goodwill of $117.3 million and other intangible assets of $36.4 million are expected to be deductible for U.S. federal income tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. The 2014 acquisitions contributed $21.8 million in revenues and $106,000 in operating income, respectively, for the three months ended September 30, 2014, and $43.6 million in revenues and $288,000 in operating income, respectively, for the nine months ended September 30, 2014.

(c)             Pro forma Financial Information

The following unaudited pro forma results of operations for the three and nine months ended September 30, 2013 and 2014 assumes that the 2013 acquisitions were completed on January 1, 2012 and the 2014 acquisitions were completed on January 1, 2013.

For the three months ended September 30, 2013 and 2014, the pro forma results include adjustments to reflect reductions in interest and other expenses of $890,000 and additional interest and other expenses of $10,000 respectively, associated with the funding of the acquisitions assuming that acquisition related debt was incurred.  In addition, incremental depreciation and amortization expense was recorded as if the acquisitions had occurred on the dates referenced above and amounted to $4.5 million and $75,000 for the three months ended September 30, 2013 and 2014, respectively.  Finally, adjustments of $1.8 million were made to reduce SGA expenses for the three months ended September 30, 2013, principally related to certain salary and other personal expenses attributable to the previous owners of the acquired businesses. There were no adjustments to SGA expenses in the three months ended September 30, 2014.  These adjustments represent contractual reductions and are considered to be non-recurring and are not expected to have a continuing impact on the operations of the Company.

For the nine months ended September 30, 2013 and 2014, the pro forma results include adjustments to reflect reductions in interest and other expenses of $2.4 million and additional interest and other expenses of $103,000, respectively, associated with the funding of the acquisitions assuming that acquisition related debt was incurred as referenced above.  In addition, incremental depreciation and amortization expense was recorded as if the acquisitions had occurred on the dates referenced above and amounted to $13.3 million and $3.4 million for the nine months ended September 30, 2013 and 2014, respectively.  Finally, adjustments of $4.8 million and $5.6 million were made to reduce SGA expenses for the nine months ended September 30, 2013 and 2014, respectively, principally related to certain salary and other personal expenses attributable to the previous owners of the acquired businesses.  These adjustments represent contractual reductions and are considered to be non-recurring and are not expected to have a continuing impact on the operations of the Company.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
	(In thousands, except per share data)
Pro forma revenues	$175,587	$204,700	$525,622	$596,273
Pro forma net income (loss)	(2,183)	3,277	(8,588)	7,064

Pro forma income (loss) per share: Basic	$(0.06)	$0.08	$(0.25)	$0.18
Pro forma income (loss) per share: Diluted	$(0.06)	$0.08	$(0.25)	$0.17

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective as of January 1 of the respective years or of future operations of the Company.

(4)             Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements at December 31, 2013 and September 30, 2014, consist of the following (in thousands):

	Estimated useful lives	December 31,	September 30,
	(years)	2013	2014
Land and buildings	15	$600	$2,056
Computer and office equipment	3	19,551	18,295
Furniture and fixtures	3 to 5	3,364	3,616
Leasehold improvements	Lease term	3,251	4,047
		26,766	28,014
Less accumulated depreciation and amortization		15,816	13,486
Totals		$10,950	$14,528

Depreciation expense for the three and nine months ended September 30, 2013 was $1.4 million and $4.2 million, respectively. Depreciation expense for the three and nine months ended September 30, 2014 was $1.7 million and $4.7 million, respectively.

 (5)            Goodwill and Intangible Assets

Goodwill by segment at December 31, 2013 and September 30, 2014 consists of the following (in thousands) (1):

	United		United
	States	Canada	Kingdom	Australia	Total
Balance at December 31, 2013	$273,070	$19,279	$39,593	$37,370	$369,312
Goodwill acquired during the year	127,691	—	1,629	9,241	138,561
Adjustments to prior year acquisitions	64	—	(373)	—	(309)
Effect of foreign currency translation	—	(1,206)	(668)	(1,063)	(2,937)
Balance at September 30, 2014	$400,825	$18,073	$40,181	$45,548	$504,627

(1)	Goodwill recorded in connection with certain tax benefits to be realized in the Company’s U.S. income tax returns has been reflected in the United States segment.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Intangible assets at December 31, 2013 and September 30, 2014, consist of the following (in thousands):

				December 31, 2013
	Estimated useful lives (months)			Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	40	to	60	$201,395	$(132,153)	$69,242
Tradenames	45	to	84	59,813	(36,164)	23,649
Covenants not to compete		36		4,714	(2,986)	1,728
Technology	24	to	40	7,507	(7,262)	245
Totals				$273,429	$(178,565)	$94,864

				September 30, 2014
	Estimated useful lives (months)			Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	40	to	60	$247,699	$(160,395)	$87,304
Tradenames	45	to	84	71,924	(44,300)	27,624
Covenants not to compete		36		6,487	(3,818)	2,669
Technology	24	to	40	9,323	(7,815)	1,508
Totals				$335,433	$(216,328)	$119,105

The aggregate intangible amortization expense for the three and nine months ended September 30, 2013 was $14.5 million and $43.9 million, respectively. The aggregate intangible amortization expense for the three and nine months ended September 30, 2014 was $14.0 million and $40.2 million, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Amount
Three months ended December 31, 2014	$13,712
Year ended December 31:
2015	47,841
2016	34,153
2017	21,086
2018	1,775
Thereafter	538
Total	$119,105

(6)             Accrued Expenses

Accrued expenses at December 31, 2013 and September 30, 2014 consist of the following (in thousands):

	December 31,	September 30,
	2013	2014
Accrued compensation and benefits	$9,056	$14,195
Accrued selling and professional fees	4,317	3,517
Accrued income, value added and other taxes	17,164	21,441
Accrued medical panel fees	3,460	3,878
Other accrued expenses	4,451	3,190
Totals	$38,448	$46,221

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)              Stockholders’ Equity

During the nine months ended September 30, 2014, the Company issued approximately 2.3 million shares of common stock to settle options exercised during the period.

During the nine months ended September 30, 2014, the Company issued approximately 204,000 shares of common stock to settle warrants exercised during the period.

During the nine months ended September 30, 2014, the Company issued approximately 98,000 shares of restricted stock with a fair value of $3.0 million to certain officers and employees for services to be provided during the next three years. The Company is recording the expenses related to these awards in SGA expenses over the requisite service period.

During the nine months ended September 30, 2014, the Company issued approximately 16,000 shares of restricted stock with a fair value of $555,000 to the members of the Board of Directors as compensation for services to be provided during the next year. The Company records the expenses related to these awards in SGA expenses over the requisite service period.

During the nine months ended September 30, 2014, the Company issued approximately 235,000 shares of common stock to settle restricted stock units whose restrictions were lifted during the period.

During the nine months ended September 30, 2014, the Company issued approximately 83,000 shares of restricted stock to certain officers and employees in settlement of its 2013 incentive compensation plan liability. The restriction on 50% of these shares was lifted on June 1, 2014, and the remaining restriction will be lifted on June 1, 2015. The Company is recording the remaining expenses related to these awards in SGA expenses over the remaining service period.

During the nine months ended September 30, 2014, the Company did not repurchase any shares under the share repurchase program. As of September 30, 2014, the Company has approximately 905,000 shares of common stock held as treasury shares with an average value of $9.38 per share, and the ability to repurchase an additional $10.2 million in shares of its common stock.

(8)             Related Party Transactions

The Senior Secured Revolving Credit Facility contains a provision requiring the Company to use a third party to perform financial due diligence for acquisitions exceeding a certain size. With the approval of the senior lender, the Company engaged RedRidge Finance Group (“RedRidge”) to assist it with financial due diligence and incurred $16,000 and $67,000 in fees, pertaining to acquisition-related work performed during the three and nine months ended September 30, 2013, respectively. The Company incurred $9,000 and $300,000 in fees pertaining to acquisition-related work performed during the three and nine months ended September 30, 2014, respectively. P&P Investment, LLC (“P&P”), a company owned by Richard Perlman and James Price, the Executive Chairman and Chief Executive Officer, respectively, of the Company, are minority owners and lenders of RedRidge. P&P, Mr. Perlman and Mr. Price have historically waived any right P&P had to any portion of the diligence fees paid by the Company to RedRidge. This waiver terminated as of August 1, 2013.

In June 2010, the Company entered into a lease agreement with Compass Partners ("Compass") for corporate office space leased by Compass and located at 655 Madison Avenue, 23rd Floor, New York, NY. Compass is an entity owned and controlled by Mr. Perlman. Pursuant to the lease, which ran from April 1, 2010 through June 30, 2014, the Company paid Compass a rental fee of $10,080 per month in 2010, which fee was subject to increase commencing January 1, 2011 based on a proportionate pass through of base rent increases and increases for property taxes and building operating expenses. For the three and nine months ended September 30, 2013, the Company incurred rental and related fees to Compass of $48,000 and $112,000, respectively. For the three and nine months ended September 30, 2014, the Company incurred rental and related fees to Compass of $50,000 and $69,000, respectively. Prior to the entry into this lease agreement, the Company did not incur costs in excess of $120,000 per year with respect to leasing this corporate office space. The initial lease term expired June 30, 2014, and was renewed on a month-to-month basis through November 15, 2014.

(9)             Commitments and Contingencies

(a)             Lease Commitments

The Company and its subsidiaries lease office space and office related equipment under noncancelable operating leases with various expiration dates from 2014 through 2023.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Future minimum lease payments under the operating leases for the three months ended December 31, 2014 and in each of the years subsequent to December 31, 2014 are as follows (in thousands):

Amount
Three months ended December 31, 2014	$3,481
Year ended December 31:
2015	13,626
2016	11,491
2017	9,160
2018	7,272
Thereafter	8,961
Total	$53,991

Related rent expense was $3.1 million and $9.2 million for the three and nine months ended September 30, 2013, respectively. Related rent expense was $3.9 million and $11.1 million for the three and nine months ended September 30, 2014, respectively.

(b)              Employee Benefit Plans

The Company and certain of its subsidiaries each sponsor separate voluntary defined contribution pension plans. The plans cover employees that meet specific age and length of service requirements. The Company and certain of its subsidiaries have various matching and vesting arrangements within their individual plans. For the three and nine months ended September 30, 2013, the Company recorded $144,000 and $421,000, respectively, in compensation expense related to these plans. For the three and nine months ended September 30, 2014, the Company recorded $230,000 and $691,000, respectively, in compensation expense related to these plans.

(10)           Long-Term Debt

	December 31,	September 30,
	2013	2014
	(in thousands)
Senior Unsecured Notes Payable (a)	$250,000	$250,000
Senior Secured Revolving Credit Facility, Bank of America, N.A. (b)	45,027	163,358
Working capital facilities, Barclays (c)	37,943	44,668
Subordinated unsecured notes payable, matured in 2014	318	—
	333,288	458,026
Less current portion	318	44,668
	$332,970	$413,358

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Pricing Tier		Consolidated Senior Secured Leverage Ratio				Commitment Fee/Unused Line Fee	Letter of Credit Fee	Eurocurrency Rate Loans	Base Rate Loans
1	≥	2.50	to 1.0			0.50%	3.75%	3.75%	2.75%
2	≥	2.00	to 1.0 but	2.50	to 1.0	0.45%	3.50%	3.50%	2.50%
3	≥	1.50	to 1.0 but	2.00	to 1.0	0.40%	3.25%	3.25%	2.25%
4	≥	1.00	to 1.0 but	1.50	to 1.0	0.35%	3.00%	3.00%	2.00%
5	<	-	1.00	to 1.0		0.30%	2.75%	2.75%	1.75%

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

As of September 30, 2014, the Company had $163.4 million outstanding under the Senior Secured Revolving Credit Facility, bearing interest at a rate of LIBOR plus 3.00%, resulting in $99.1 million of undrawn commitments.

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

On June 28, 2013, UKIM entered into an amendment to extend the term of the existing UKIM SFA by 24 months from June 28, 2013, to amend the discount margin to 2.4% over Base Rate (0.5% rate on September 30, 2014) and to provide that payments by UKIM for certain non-working capital purposes are permitted under the UKIM SFA. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of September 30, 2014, UKIM had $7.8 million outstanding under the working capital facility, resulting in $324,000 in availability.

On May 12, 2011, the Company’s indirect 100% owned subsidiary Premex entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays provides Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on September 30, 2014) and serves to finance Premex’s unpaid account receivables.  The working capital facility had a minimum term of 36 months.

On June 28, 2013, Premex entered into an amendment to extend the term of the existing Premex SFA by 24 months from June 28, 2013, and to provide that payments by Premex for certain non-working capital purposes are permitted under the Premex SFA. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of September 30, 2014, Premex had $36.9 million outstanding under the working capital facility, resulting in approximately $6.2 million in availability.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of September 30, 2014, future maturities of long-term debt were as follows (in thousands):

Amount
Three months ended December 31, 2014	$—
Year ended December 31:
2015	44,668
2016	163,358
2017	—
2018	—
Thereafter	250,000
Total	$458,026

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

In August 2008, in order to protect against interest rate exposure on its variable-rate debt, the Company entered into an interest rate swap to fix the interest rate applicable to certain of its variable-rate debt. The agreement swapped one-month LIBOR for a fixed interest rate of 4.36% and matured on July 15, 2013. The Company did not meet the criteria for hedge accounting under ASC 815, thus the difference between its amortized cost and its fair value resulted in an unrealized gain for the three and nine months ended September 30, 2013 of $7,000 and $101,000, respectively, and such amount was reported in interest and other expenses, net on the accompanying Consolidated Statements of Comprehensive Income (Loss).

Beginning in the second quarter of 2013, in order to protect against foreign currency exposure in its Australian operations, the Company entered into forward foreign currency contracts as a hedge of AUD $60.0 million of its net investment in Australia. Beginning in the third quarter of 2013, the Company also entered into forward foreign currency contracts as a hedge of £40.0 million of its net investment in the U.K. The Company settled certain of its hedge positions during the 2014 year and made $362,000 in net payments. This amount was classified in accumulated other comprehensive loss in the Company’s Consolidated Balance Sheet (see Note 2), offsetting the currency translation adjustment of the related net investment that is also recorded in accumulated other comprehensive loss, and is reported net of the effect of income taxes.

As of December 31, 2013, the Company had a net liability of $622,000, with $683,000 recorded in other current liabilities and $61,000 recorded in other current assets with the offsetting net unrealized loss being recorded in accumulated other comprehensive loss in its Consolidated Balance Sheets associated with open forward foreign currency contracts which matured in January of 2014. As of September 30, 2014, the Company had a net liability of $585,000, all of which was recorded in other current liabilities with the offsetting net unrealized loss being recorded in accumulated other comprehensive loss in its Consolidated Balance Sheets associated with open forward foreign currency contracts which mature in November of 2014.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the activity related to the unrecognized tax benefits for the nine months ended September 30, 2014, (in thousands)

Balance at January 1, 2014	$355
Increase to prior year tax positions	—
Increase to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—
Decrease related to settlements	—
Balance at September 30, 2014	$355

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

Information relating to the Company’s product groups (IMEs, peer review, bill review, Medicare compliance, case management and other related services) is as follows (in thousands):

Revenues:	For the three months ended September 30,		For the nine months ended September 30,
	2013	2014	2013	2014
IME and other related services (1)	$139,880	$174,012	$421,505	$501,520
Peer and bill reviews, Medicare compliance services and case management (1)	12,474	30,066	35,700	72,031
Total revenues	$152,354	$204,078	$457,205	$573,551

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Information relating to the Company’s geographic segments is as follows (in thousands)(1)(2):

	United		United
	States	Canada	Kingdom	Australia	Total
Three months ended September 30, 2013
Revenues	$93,963	$7,290	$34,604	$16,497	$152,354
Segment profit	12,023	1,238	6,997	3,627	23,885
Depreciation and amortization expense	7,730	3,087	2,751	2,342	15,910
Capital expenditures	(540)	—	(250)	(655)	(1,445)

	United		United
	States	Canada	Kingdom	Australia	Total
Nine months ended September 30, 2013
Revenues	$280,634	$22,986	$103,645	$49,940	$457,205
Segment profit	35,794	3,778	20,495	11,829	71,896
Depreciation and amortization expense	24,608	7,331	8,637	7,482	48,058
Capital expenditures	(2,170)	(18)	(1,250)	(1,320)	(4,758)
Total assets (3)	396,503	33,835	207,464	87,352	725,154
Long-lived assets (3)	321,351	26,242	95,344	78,415	521,352

	United		United
	States	Canada	Kingdom	Australia	Total
Three months ended September 30, 2014
Revenues	$123,112	$8,075	$48,865	$24,026	$204,078
Segment profit	21,187	842	8,154	5,900	36,083
Depreciation and amortization expense	9,148	685	2,962	2,910	15,705
Capital expenditures	(1,305)	(3)	(505)	(769)	(2,582)

	United		United
	States	Canada	Kingdom	Australia	Total
Nine months ended September 30, 2014
Revenues	$346,504	$24,160	$139,583	$63,304	$573,551
Segment profit	57,770	3,105	23,613	14,184	98,672
Depreciation and amortization expense	25,037	2,207	9,230	8,431	44,905
Capital expenditures	(4,169)	(12)	(1,022)	(989)	(6,192)
Total assets (3)	578,158	27,195	239,533	95,131	940,017
Long-lived assets (3)	482,513	19,522	103,945	80,722	686,702

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A reconciliation of segment profit to consolidated income from operations is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2014	2013	2014
Segment Profit	$23,885	$36,083	$71,896	$98,672
Depreciation and amortization	(15,910)	(15,705)	(48,058)	(44,905)
Share-based compensation expense	(3,820)	(4,680)	(12,234)	(14,660)
Acquisition related transaction costs	(186)	(871)	(1,093)	(2,825)
Other expenses	24	(585)	(650)	(771)
Income from operations	$3,993	$14,242	$9,861	$35,511

(14)           Condensed Consolidating Financial Information of Guarantor Subsidiaries

The Company has outstanding certain indebtedness that is guaranteed by all of its U.S. subsidiaries. However, the indebtedness is not guaranteed by the Company’s foreign subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis, and are full and unconditional. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of December 31, 2013 and September 30, 2014, and for the three and nine months ended September 30, 2013 and 2014 is presented below. The Company (issuer of the Senior Unsecured Notes) was formed in June 2010 to implement a holding company organizational structure. As a result, all operating activities are conducted through the Company’s 100% owned subsidiaries.

Condensed Consolidating Statement of Operations

for the three months ended September 30, 2013

(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals
Revenues	$93,963	$58,391	$—	$—	$152,354
Costs and expenses:
Costs of revenues	66,733	34,098	—	—	100,831
Selling, general and administrative expenses	15,902	15,718	—	—	31,620
Depreciation and amortization	7,730	8,180	—	—	15,910
Total costs and expenses	90,365	57,996	—	—	148,361
Income from operations	3,598	395	—	—	3,993
Interest and other expenses, net	5,512	1,804	—	—	7,316
Loss before income taxes	(1,914)	(1,409)	—	—	(3,323)
Provision (benefit) for income taxes	(3,451)	2,379	—	—	(1,072)
Net income (loss) before earnings of consolidated subsidiaries	$1,537	$(3,788)	$—	$—	$(2,251)
Net income (loss) of consolidated subsidiaries	(3,788)	—	(3,788)	7,576	—
Net income (loss)	$(2,251)	$(3,788)	$(3,788)	$7,576	$(2,251)

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Operations

for the nine months ended September 30, 2013

(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals
Revenues	$280,634	$176,571	$—	$—	$457,205
Costs and expenses:
Costs of revenues	197,937	102,396	—	—	300,333
Selling, general and administrative expenses	51,306	47,647	—	—	98,953
Depreciation and amortization	24,609	23,449	—	—	48,058
Total costs and expenses	273,852	173,492	—	—	447,344
Income from operations	6,782	3,079	—	—	9,861
Interest and other expenses, net	16,859	5,687	—	—	22,546
Loss before income taxes	(10,077)	(2,608)	—	—	(12,685)
Provision (benefit) for income taxes	(8,329)	4,270	—	—	(4,059)
Net loss before earnings of consolidated subsidiaries	$(1,748)	$(6,878)	$—	$—	$(8,626)
Net income (loss) of consolidated subsidiaries	(6,878)	—	(6,878)	13,756	—
Net income (loss)	$(8,626)	$(6,878)	$(6,878)	$13,756	$(8,626)

Condensed Consolidating Statement of Operations

for the three months ended September 30, 2014

(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals
Revenues	$123,112	$80,966	$—	$—	$204,078
Costs and expenses:
Costs of revenues	80,796	49,801	—	—	130,597
Selling, general and administrative expenses	22,970	20,564	—	—	43,534
Depreciation and amortization	9,149	6,556	—	—	15,705
Total costs and expenses	112,915	76,921	—	—	189,836
Income from operations	10,197	4,045	—	—	14,242
Interest and other expenses, net	6,346	2,009	—	—	8,355
Income before income taxes	3,851	2,036	—	—	5,887
Provision for income taxes	1,024	1,448	—	—	2,472
Net income before earnings of consolidated subsidiaries	$2,827	$588	$—	$—	$3,415
Net income (loss) of consolidated subsidiaries	588	—	588	(1,176)	—
Net income (loss)	$3,415	$588	$588	$(1,176)	$3,415

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Operations

for the nine months ended September 30, 2014

(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals
Revenues	$346,504	$227,047	$—	$—	$573,551
Costs and expenses:
Costs of revenues	228,346	138,137	—	—	366,483
Selling, general and administrative expenses	66,521	60,131	—	—	126,652
Depreciation and amortization	25,037	19,868	—	—	44,905
Total costs and expenses	319,904	218,136	—	—	538,040
Income from operations	26,600	8,911	—	—	35,511
Interest and other expenses, net	18,154	5,873	—	—	24,027
Income before income taxes	8,446	3,038	—	—	11,484
Provision for income taxes	498	4,328	—	—	4,826
Net income (loss) before earnings of consolidated subsidiaries	$7,948	$(1,290)	$—	$—	$6,658
Net income (loss) of consolidated subsidiaries	(1,290)	—	(1,290)	2,580	—
Net income (loss)	$6,658	$(1,290)	$(1,290)	$2,580	$6,658

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet as of September 30, 2014

(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$981	$8,130	$—	$—	$9,111
Accounts receivable, net	59,150	142,348	—	—	201,498
Intercompany receivable	35,935	—	5,075	(41,010)	—
Prepaid expenses	4,715	6,117	—	—	10,832
Deferred tax assets	4,305	—	—	(4)	4,301
Other current assets	—	1,218	—	—	1,218
Total current assets	105,086	157,813	5,075	(41,014)	226,960
Property, equipment and leasehold improvements, net	9,843	4,685	—	—	14,528
Investment in subsidiaries	220,649	—	602,297	(822,946)	—
Intercompany notes receivable	174,957	—	174,957	(349,914)	—
Goodwill	387,093	117,534	—	—	504,627
Intangible assets, net	73,098	46,007	—	—	119,105
Long-term accounts receivable, less current portion	—	46,462	—	—	46,462
Deferred tax assets, noncurrent	12,587	7,046	—	—	19,633
Deferred financing costs, net	6,677	45	—	—	6,722
Other assets	642	1,338	—	—	1,980
Total assets	$990,632	$380,930	$782,329	$(1,213,874)	$940,017
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$23,741	$38,723	$—	$—	$62,464
Intercompany payable	5,075	35,935	—	(41,010)	—
Accrued expenses	18,489	27,732	—	—	46,221
Accrued interest expense	—	—	5,075	—	5,075
Deferred revenue	264	6,125	—	—	6,389
Deferred tax liability	—	4	—	(4)	—
Current portion of contingent earnout obligation	—	4,675	—	—	4,675
Current portion of working capital facilities	—	44,668	—	—	44,668
Other current liabilities	3,010	4,829	—	—	7,839
Total current liabilities	50,579	162,691	5,075	(41,014)	177,331
Senior unsecured notes payable	—	—	250,000	—	250,000
Senior secured revolving credit facility	—	—	163,358	—	163,358
Intercompany notes payable	174,957	174,957	—	(349,914)	—
Long-term contingent earnout obligation, less current portion	—	2,179	—	—	2,179
Other long-term liabilities	1,718	7,401	—	—	9,119
Total liabilities	227,254	347,228	418,433	(390,928)	601,987
Commitments and contingencies
Stockholders’ equity (deficit)	763,378	33,702	363,896	(822,946)	338,030
Total liabilities and stockholders' equity (deficit)	$990,632	$380,930	$782,329	$(1,213,874)	$940,017

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2013

(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals
Net cash provided by operating activities	$13,477	$9,241	$—	$—	$22,718
Investing activities:
Purchases of building, equipment and leasehold improvements, net	(2,170)	(2,588)	—	—	(4,758)
Working capital and other settlements for acquisitions	(444)	(125)	—	—	(569)
Proceeds from foreign currency net investment hedges	500	—	—	—	500
Other	(332)	—	—	—	(332)
Net cash used in investing activities	(2,446)	(2,713)	—	—	(5,159)
Financing activities:
Borrowings under senior secured revolving credit facility	—	—	103,597	—	103,597
Proceeds from the exercise of options and warrants	—	—	13,089	—	13,089
Excess tax benefit related to share-based compensation	—	—	5,974	—	5,974
Net borrowings under working capital facilities	—	215	—	—	215
Payment of deferred financing costs	—	(116)	(52)	—	(168)
Repayment of subordinated unsecured notes payable	(270)	—	—	—	(270)
Repayment under senior secured revolving credit facility	—	—	(136,301)	—	(136,301)
Intercompany notes and investments and other	(13,693)	—	13,693	—	—
Net cash provided by (used in) financing activities	(13,963)	99	—	—	(13,864)
Exchange rate impact on cash and cash equivalents	—	(277)	—	—	(277)
Net increase (decrease) in cash and cash equivalents	(2,932)	6,350	—	—	3,418
Cash and cash equivalents, beginning of period	4,125	4,502	—	—	8,627
Cash and cash equivalents, end of period	$1,193	$10,852	$—	$—	$12,045

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2014

(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals
Net cash provided by operating activities	$18,266	$6,695	$—	$—	$24,961
Investing activities:
Cash paid for acquisitions, net	(177,864)	(9,538)	—	—	(187,402)
Purchases of building, equipment and leasehold improvements, net	(4,171)	(2,021)	—	—	(6,192)
Working capital and other settlements for acquisitions	(497)	(1,869)	—	—	(2,366)
Cash paid for foreign currency net investment hedges	(362)	—	—	—	(362)
Other	(939)	—	—	—	(939)
Net cash used in investing activities	(183,833)	(13,428)	—	—	(197,261)
Financing activities:
Borrowings under senior secured revolving credit facility	—	—	269,621	—	269,621
Proceeds from the exercise of options and warrants		—	35,394	—	35,394
Excess tax benefit related to share-based compensation		—	12,700	—	12,700
Net borrowings under working capital facilities		7,506	—	—	7,506
Payment of deferred financing costs		—	(251)	—	(251)
Repayment of subordinated unsecured notes payable	(333)	—	—	—	(333)
Payment of contingent earnout obligation	—	(4,362)	—	—	(4,362)
Repayment under senior secured revolving credit facility	—	—	(151,290)	—	(151,290)
Intercompany notes and investments and other	166,121	—	(166,174)	—	(53)
Net cash provided by financing activities	165,788	3,144	—	—	168,932
Exchange rate impact on cash and cash equivalents	—	(350)	—	—	(350)
Net increase (decrease) in cash and cash equivalents	221	(3,939)	—	—	(3,718)
Cash and cash equivalents, beginning of period	760	12,069	—	—	12,829
Cash and cash equivalents, end of period	$981	$8,130	$—	$—	$9,111

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

Our Business

We are a leading provider of IMEs, peer and bill reviews, Medicare compliance, case management and other related services, which include legal support services, administrative support services and medical record retrieval services. We were incorporated as a Delaware corporation on April 27, 2007. From July 14, 2008 through the date of this filing, we have acquired 49 IME services businesses, including a leading provider of software solutions to the IME industry. We currently operate out of 65 service centers servicing all 50 U.S. states, Canada, the United Kingdom and Australia. We conduct our business through four geographic segments: the United States, Canada, the United Kingdom and Australia.

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

We provide our clients with the local presence, expertise and broad geographic coverage they increasingly require. Our size and geographic reach give our clients access to our medical panel of credentialed physicians and other medical providers and our proprietary information technology infrastructure that has been specifically designed to streamline the complex process of coordinating referrals, scheduling appointments, complying with regulations and client reporting. Our primary service is to provide IMEs that give our clients authoritative and accurate answers to questions regarding the nature and permanency of medical conditions or personal injury, their cause and appropriate treatment. Additionally, we provide peer and bill reviews, which consist of medical opinions by members of our medical panel without conducting physical exams, and the review of physician and hospital bills to examine medical care rendered and its conformity to accepted standards of care. With the acquisition of Gould & Lamb in February 2014 and Ability Services Network and MedAllocators in June 2014, we expanded our presence in the Medicare compliance and case management markets. We currently market our IME services under several brands, including but not limited to, ExamWorks, MES, Premex, MedHealth and ExamWorks Clinical Solutions.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

A key feature of our strategy is to grow our business organically by selling additional services to existing clients, cross-selling into additional insurance lines of business and expanding our geographic footprint with existing clients. Because we operate in a highly fragmented industry, and have completed numerous acquisitions, another component of our business strategy has historically been and continues to be growth through acquisitions that expand our geographic coverage, provide new or complementary lines of business, expand our portfolio of services, and increase our market share. For example, our acquisition of MedHealth in August 2012 enabled us to enter the Australian market, expand our range of clients and services, and increase our international market presence.  . Similarly, our acquisitions of Gould & Lamb in February 2014 and Ability Services Network and MedAllocators in June 2014 enabled us to expand our presence in the Medicare compliance and case management markets, and offer a wider range of services to new and existing clients. To date, we have completed the following 49 acquisitions:

Acquisition Date	Name
August 22, 2014 June 6, 2014 May 30, 2014 February 14, 2014	● ● ● ●	Expert Medical Opinions Ability Services Network and MedAllocators Solomon Associates Assess Medical
February 3, 2014	●	Gould & Lamb
January 16, 2014	●	Cheselden
January 13, 2014	●	Newton Medical Group
December 20, 2013	●	Evaluation Resource Group
December 10, 2013	●	AGS Risk Limited
December 19, 2012	●	PMG
August 31, 2012	●	MedHealth
July 12, 2012	●	Makos
October 27, 2011	●	Bronshvag
October 24, 2011	●	Matrix Health Management
October 3, 2011	●	Capital Vocational Specialists
	●	North York Rehabilitation Centre
September 28, 2011	●	MLS Group of Companies
	●	Medicolegal Services
May 10, 2011	●	Premex Group
February 28, 2011	●	MES Group
February 18, 2011	●	National IME Centres
December 20, 2010	●	Royal Medical Consultants
October 1, 2010	●	BMEGateway
September 7, 2010	●	UK Independent Medical Services
September 1, 2010	●	Health Cost Management
August 6, 2010	●	Verity Medical
	●	Exigere
June 30, 2010	●	SOMA Medical Assessments
	●	Direct IME
	●	Network Medical Review
	●	Independent Medical Services
	●	401 Diagnostics
March 26, 2010	●	Metro Medical Services
March 15, 2010	●	American Medical Bill Review
	●	Medical Evaluations
December 31, 2009	●	Abeton
	●	Medical Assurance Group
	●	MedNet I.M.S.
	●	Qualmed
	●	IME Operations of Physicians' Practice
August 14, 2009	●	The Evaluation Group
August 4, 2009	●	Benchmark Medical Consultants
July 7, 2009	●	IME Software Solutions
May 21, 2009	●	Florida Medical Specialists
	●	Marquis Medical Administrators
April 17, 2009	●	Ricwel
July 14, 2008	●	CFO Medical Services
	●	Crossland Medical Review Services
	●	Southwest Medical

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

Depreciation and amortization

Depreciation and amortization (“D&A”) expense consists primarily of amortization of our finite lived intangible assets obtained through acquisitions completed to date and, to a lesser extent, depreciation of property, equipment and leasehold improvements. We expect that depreciation and amortization expense will decrease as a percentage of revenues as our finite lived intangible assets become fully amortized.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Results of Operations

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands except share and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2014	2013	2014
Revenues	$152,354	$204,078	$457,205	$573,551
Costs and expenses:
Costs of revenues	100,831	130,597	300,333	366,483
Selling, general and administrative expenses	31,620	43,534	98,953	126,652
Depreciation and amortization	15,910	15,705	48,058	44,905
Total costs and expenses	148,361	189,836	447,344	538,040
Income from operations	3,993	14,242	9,861	35,511
Interest and other expenses, net	7,316	8,355	22,546	24,027
Income (loss) before income taxes	(3,323)	5,887	(12,685)	11,484
Provision (benefit) for income taxes	(1,072)	2,472	(4,059)	4,826
Net income (loss)	$(2,251)	$3,415	$(8,626)	$6,658

Per share data:
Net income (loss) per share:
Basic	$(0.06)	$0.09	$(0.25)	$0.17
Diluted	$(0.06)	$0.08	$(0.25)	$0.16

Weighted average number of common shares outstanding:
Basic	35,560,227	39,251,221	34,977,335	38,258,941
Diluted	35,560,227	41,647,190	34,977,335	40,896,677

Other Financial Data:
Adjusted EBITDA(1)	$23,885	$36,083	$71,896	$98,672

(1)	Adjusted EBITDA is a non-GAAP measure that is described and reconciled to net income (loss) in the next section and is not a substitute for the GAAP equivalent.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

The following table presents a reconciliation to Adjusted EBITDA from net income (loss), the most comparable GAAP measure, for each of the periods indicated (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2014	2013	2014
Net income (loss)	$(2,251)	$3,415	$(8,626)	$6,658
Share-based compensation expense (i)	3,820	4,680	12,234	14,660
Depreciation and amortization	15,910	15,705	48,058	44,905
Acquisition-related transaction costs	186	871	1,093	2,825
Other expenses (ii)	(24)	585	650	771
Interest and other expenses, net	7,316	8,355	22,546	24,027
Provision (benefit) for income taxes	(1,072)	2,472	(4,059)	4,826
Adjusted EBITDA	23,885	36,083	71,896	98,672

(i)

Share-based compensation expense of $748,000 and $2.2 million is included in costs of revenues for the three and nine months ended September 30, 2013, respectively, and the remainder is included in SGA expenses. Share-based compensation expense of $444,000 and $1.6 million is included in costs of revenues for the three and nine months ended September 30, 2014, respectively, and the remainder is included in SGA expenses.

(ii)	Other expenses consist principally of integration related expenses, such as facility termination, severance and relocation costs, associated with our acquisition strategy.

Comparison of the Three Months Ended September 30, 2014 and 2013

Revenues. Revenues were $204.1 million for the three months ended September 30, 2014 compared to $152.4 million for the three months ended September 30, 2013, an increase of $51.7 million, or 33.9%. Of the increase in revenues compared to 2013, $24.0 million, or 15.8%, was attributable to acquisitions completed in 2013 and 2014, and $27.7 million, or 18.1%, was due to growth in our existing businesses primarily due to increased IME service volumes.

●

U.S. segment revenues were $123.1 million for the three months ended September 30, 2014 compared to $94.0 million for the three months ended September 30, 2013, an increase of $29.1 million, or 31.0%. Of the increase in U.S. revenues compared to 2013, $18.3 million, or 19.4%, was attributable to acquisitions completed in 2013 and 2014, and $10.8 million, or 11.6%, was due to growth in our existing businesses driven by increased IME service volumes.

●

Canada segment revenues were $8.1 million for the three months ended September 30, 2014 compared to $7.3 million for the three months ended September 30, 2013, an increase of $786,000, or 10.8%. Excluding the impact of currency, the existing Canada businesses grew 16.0%. The constant currency growth in Canada revenues compared to 2013 was due to increased IME service volumes, offset by an unfavorable change in sales mix.

●

U.K. segment revenues were $48.9 million for the three months ended September 30, 2014 compared to $34.6 million for the three months ended September 30, 2013, an increase of $14.3 million, or 41.2%. Of the increase in U.K. revenues compared to 2013, $2.1 million, or 6.1%, was attributable to acquisitions completed in 2013 and 2014, and $12.2 million, or 35.1%, was due to growth in our existing businesses. Excluding the impact of currency, the existing U.K. businesses grew 25.3%. The constant currency growth in the existing businesses was due to increased IME service volumes, offset by an unfavorable change in sales mix.

●

Australia segment revenues were $24.0 million for the three months ended September 30, 2014 compared to $16.5 million for the three months ended September 30, 2013, an increase of $7.5 million, or 45.6%. Of the increase in Australia revenues compared to 2013, $3.7 million, or 22.3%, was attributable to an acquisition completed in 2014, and $3.8 million, or 23.3%, was due to growth in our existing businesses. Excluding the impact of currency, the existing Australian businesses grew 22.0% primarily due to increased IME service volumes, and to a lesser extent, a favorable change in sales mix.

Costs of revenues. Costs of revenues were $130.6 million for the three months ended September 30, 2014 compared to $100.8 million for the three months ended September 30, 2013, an increase of $29.8 million, or 29.5%. Of the increase in costs of revenues compared to 2013, $11.6 million, or 11.5%, was attributable to acquisitions completed in 2013 and 2014, and $18.2 million, or 18.0%, was related to our existing businesses and was primarily attributable to increased fees paid to members of our medical panel and, to a lesser extent, an increase in other direct costs. Costs of revenues as a percentage of revenues was 64.0% for the three months ended September 30, 2014, a 2.2% improvement over the 66.2% for the three months ended September 30, 2013.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Selling, general and administrative. SGA expenses $43.5 million for the three months ended September 30, 2014 compared to $31.6 million for the three months ended September 30, 2013, an increase of $11.9 million, or 37.7%. Of the increase in SGA expenses compared to 2013, $7.3 million, or 23.2%, was attributable to acquisitions completed in 2013 and 2014, and $4.6 million, or 14.5%, was related to our existing businesses and was primarily attributable to $1.9 million in increased personnel expenses, including share-based compensation, and the remainder resulted primarily from increases in acquisition related transaction costs and referral commissions.

Depreciation and amortization. D&A expenses were $15.7 million for the three months ended September 30, 2014 compared to $15.9 million for the three months ended September 30, 2013, a decrease of $205,000, or 1.3%. Of the decrease in D&A expenses compared to 2013, $5.1 million, or 32.2%, was attributable to our existing businesses as historic finite-lived intangible and tangible assets became fully amortized, offset by increases resulting from acquisitions completed in 2013 and 2014.

Interest and other expenses, net. Interest and other expenses, net were $8.4 million for the three months ended September 30, 2014 compared to $7.3 million for the three months ended September 30, 2013, an increase of $1.1 million. Interest and other expenses, net, increased primarily due to increased borrowings on the Senior Secured Revolving Credit Facility to fund the 2013 and 2014 acquisitions.

Income tax expense (benefit). Income tax expense was $2.5 million for the three months ended September 30, 2014 compared to an income tax benefit of $1.1 million for the three months ended September 30, 2013, a decreased benefit of $3.5 million, or 330.6%. Our effective income tax rate was 42.0% and 32.3% for the three months ended September 30, 2014 and 2013, respectively. The tax rates in the 2014 and 2013 periods were impacted primarily by foreign tax rate differentials and non-deductible items.

Net income (loss). For the foregoing reasons, net income was $3.4 million for the three months ended September 30, 2014 compared to our net loss of $2.3 million for the three months ended September 30, 2013.

Comparison of the Nine months Ended September 30, 2014 and 2013

Revenues. Revenues were $573.6 million for the nine months ended September 30, 2014 compared to $457.2 million for the nine months ended September 30, 2013, an increase of $116.3 million, or 25.4%. Of the increase in revenues compared to 2013, $49.8 million, or 10.9%, was attributable to acquisitions completed in 2013 and 2014 and $66.5 million, or 14.5%, was due to growth in our existing businesses primarily due to increased IME service volumes.

●

U.S. segment revenues were $346.5 million for the nine months ended September 30, 2014 compared to $280.6 million for the nine months ended September 30, 2013, an increase of $65.9 million, or 23.5%. Of the increase in U.S. revenues compared to 2013, $35.9 million, or 12.8%, was attributable to acquisitions completed in 2013 and 2014 and $30.0 million, or 10.7%, was due to growth in our existing businesses, primarily due to increased IME service volumes, and to a lesser extent, a favorable change in sales mix.

●

Canada segment revenues were $24.2 million for the nine months ended September 30, 2014 compared to $23.0 million for the nine months ended September 30, 2013, an increase of $1.2 million, or 5.1%. Excluding the impact of currency, the existing Canada businesses grew 12.3%. The constant currency growth in Canada revenues compared to 2013 was attributable to increased IME service volumes, offset by an unfavorable change in sales mix.

●

U.K. segment revenues were $139.6 million for the nine months ended September 30, 2014 compared to $103.6 million for the nine months ended September 30, 2013, an increase of $36.0 million, or 34.7%. Of the increase in U.K. revenues compared to 2013, $5.9 million, or 5.7%, was attributable to acquisitions completed in 2013 and 2014 and $30.1 million, or 29.0%, was due to growth in our existing businesses. Excluding the impact of currency, the existing U.K. businesses grew 19.5%. The constant currency growth in the existing businesses was primarily due to increased IME service volumes, and to a lesser extent, a favorable change in sales mix.

●

Australia segment revenues were $63.3 million for the nine months ended September 30, 2014 compared to $49.9 million for the nine months ended September 30, 2013, an increase of $13.4 million, or 26.8%. Of the increase in Australia revenues compared to 2013, $8.1 million, or 16.2%, was attributable to an acquisition completed in 2014 and $5.3 million, or 10.6%, was due to growth in our existing businesses. Excluding the impact of currency, the existing Australian businesses grew 17.9%. The constant currency growth in the existing business was primarily due to increased IME service volumes, and to a lesser extent, a favorable change in sales mix.

Costs of revenues. Costs of revenues were $366.5 million for the nine months ended September 30, 2014 compared to $300.3 million for the nine months ended September 30, 2013, an increase of $66.2 million, or 22.0%. Of the increase in costs of revenues compared to 2013, $23.3 million, or 7.8%, was attributable to acquisitions completed in 2013 and 2014, and $42.9 million, or 14.3%, was related to our existing businesses and was primarily attributable to increased fees paid to members of our medical panel and, to a lesser extent, an increase in other direct costs. Costs of revenues as a percentage of revenues was 63.9% for the nine months ended September 30, 2014, a 1.8% improvement over the 65.7% for the nine months ended September 30, 2013.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Selling, general and administrative. SGA expenses $126.7 million for the nine months ended September 30, 2014 compared to $99.0 million for the nine months ended September 30, 2013, an increase of $27.7 million, or 28.0%. Of the increase in SGA expenses compared to 2013, $15.3 million, or 15.4%, was attributable to acquisitions completed in 2013 and 2014, and $12.4 million, or 12.6%, was related to our existing businesses and was primarily attributable to $7.0 million in increased personnel expenses, including share-based compensation, and the remainder resulted primarily from increases in acquisition related transaction costs and referral commissions.

Depreciation and amortization. D&A expenses were $44.9 million for the nine months ended September 30, 2014 compared to $48.1 million for the nine months ended September 30, 2013, a decrease of $3.2 million, or 6.6%. Of the decrease in D&A expenses compared to 2013, $14.1 million, or 29.3%, was attributable to our existing businesses as historic finite-lived intangible and tangible assets became fully amortized, offset by increases resulting from acquisitions completed in 2013 and 2014.

Interest and other expenses, net. Interest and other expenses, net were $24.0 million for the nine months ended September 30, 2014 compared to $22.5 million for the nine months ended September 30, 2013, an increase of $1.5 million. Interest and other expenses, net, increased primarily due to increased borrowings on the Senior Secured Revolving Credit Facility to fund the 2013 and 2014 acquisitions.

Income tax expense (benefit). Income tax expense was $4.8 million for the nine months ended September 30, 2014 compared to an income tax benefit of $4.1 million for the nine months ended September 30, 2013, a decreased benefit of $8.9 million, or 218.9%. Our effective income tax rate was 42.0% and 32.0% for the nine months ended September 30, 2014 and 2013, respectively. The tax rates in the 2014 and 2013 periods were impacted primarily by foreign tax rate differentials and non-deductible items.

Net income (loss). For the foregoing reasons, net income was $6.7 million for the nine months ended September 30, 2014 compared to our net loss of $8.6 million for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Our principal capital requirements are to fund operations and acquisitions. We fund our capital needs from cash flow generated from operations, borrowings under the Senior Secured Revolving Credit Facility and working capital facilities. We have also occasionally funded our acquisition program with equity issuances to sellers. We expect that cash and cash equivalents, availability under our existing credit and working capital facilities and cash flow from operations will be sufficient to support our operations, planned capital expenditures and acquisitions for at least the next 12 months.

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

The Senior Secured Revolving Credit Facility contains restrictive covenants, including among other things financial covenants requiring us to not exceed a maximum consolidated senior secured leverage coverage ratio, a maximum total consolidated leverage ratio and to maintain a minimum consolidated fixed charge coverage ratio. The Senior Secured Revolving Credit Facility also restricts our ability (subject to certain exceptions) to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and make other payments in respect of capital stock, make certain investments, sell assets, change our lines of business, enter into transactions with affiliates and other corporate actions.  As of September 30, 2014, the Company was in compliance with the financial covenants in the Senior Secured Revolving Credit Facility.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

As of September 30, 2014, we had $163.4 million outstanding under the Senior Secured Revolving Credit Facility, bearing interest at a rate of LIBOR plus 3.00%, resulting in $99.1 million of undrawn commitments.

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

On June 28, 2013, UKIM entered into an amendment to extend the term of the existing UKIM SFA by 24 months from June 28, 2013, to amend the discount margin to 2.4% over Base Rate (0.5% rate on September 30, 2014) and to provide that payments by UKIM for certain non-working capital purposes are permitted under the UKIM SFA. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of September 30, 2014, UKIM had $7.8 million outstanding under the working capital facility, resulting in $324,000 in availability.

On May 12, 2011, our indirect 100% owned subsidiary Premex entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays provides Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on September 30, 2014) and serves to finance Premex’s unpaid account receivables.  The working capital facility had a minimum term of 36 months.

On June 28, 2013, Premex entered into an amendment to extend the term of the existing Premex SFA by 24 months from June 28, 2013, and to provide that payments by Premex for certain non-working capital purposes are permitted under the Premex SFA. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of September 30, 2014, Premex had $36.9 million outstanding under the working capital facility, resulting in approximately $6.2 million in availability.

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

Cash Flow Summary

Cash and cash equivalents were $9.1 million at September 30, 2014 as compared with $12.0 million at September 30, 2013.

Our cash flows from operating, investing and financing activities, as reported in our consolidated financial statements included elsewhere in this report, are summarized as follows (in thousands):

	For the nine months ended September 30,
	2013	2014
Net cash provided by operating activities	$22,718	$24,961
Net cash used in investing activities	(5,159)	(197,261)
Net cash provided by (used in) financing activities	(13,864)	168,932
Exchange rate impact on cash and cash equivalents	(277)	(350)
Net increase (decrease) in cash and cash equivalents	$3,418	$(3,718)

Operating Activities. Net cash provided by operating activities was $25.0 million for the nine months ended September 30, 2014 compared with net provided by in operating activities of $22.7 million for the nine months ended September 30, 2013. Net cash provided by operating activities for 2014 consisted of our net income of $6.7 million and net non-cash charges of $43.5 million (principally including $44.9 million in depreciation and amortization and $14.7 million in share-based compensation, offset by the excess tax benefit related to share-based compensation of $12.7 million and deferred income taxes of $9.8 million) offset by a net increase in working capital of approximately $25.2 million. The 2014 increase in working capital primarily consisted of increases in accounts receivable in our U.K. business and increased prepaid expenses offset by increased accounts payable and accrued expenses.

Net cash provided by operating activities for 2013 consisted of net non-cash charges of $46.1 million (principally including $48.1 million in depreciation and amortization, $12.2 million in share-based compensation and $3.5 million in provisions for bad debts, offset by a net decrease in deferred income taxes of $13.0 million) offset by our net loss of $8.6 million and a net increase in working capital of approximately $14.8 million. The 2013 increase in working capital primarily consisted of increases in accounts receivable in our U.K. businesses and decreased accrued interest expense offset by increased accounts payable and accrued expenses and deferred revenues and customer deposits.

Investing Activities. Net cash used in investing activities was $197.3 million for the nine months ended September 30, 2014 as compared to net cash used in investing activities of $5.2 million for the nine months ended September 30, 2013.  The 2014 use of cash was due primarily to increased payments associated with acquisitions and related settlement activity, increased purchases of fixed assets and cash payments related to our foreign currency net investment hedges as compared to the comparable prior year period.

Financing Activities. Net cash provided by financing activities was $168.9 million for the nine months ended September 30, 2014 as compared to net cash used in financing activities of $13.9 million for the nine months ended September 30, 2013.  The 2014 cash provided was primarily attributable to net borrowings under our Senior Secured Revolving Credit Facility of $118.3 million, the proceeds from the exercise of options and warrants of $35.4 million and excess tax benefits related to share-based compensation of $12.7 million.

The 2013 use of cash was primarily attributable to net repayments under our Senior Secured Revolving Credit Facility of $32.7 million offset by proceeds from the exercises of options and warrants of $13.1 million and excess tax benefits related to share-based compensation of $6.0 million.

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

Contractual Obligations and Commitments

Our contractual cash payment obligations as of September 30, 2014 are set forth below (in thousands):

			Payments due by year ending December 31,
	Total	Period from October 1, 2014 to December 31, 2014	2015	2016	2017	2018	Thereafter
Amounts outstanding under senior unsecured notes payable	$250,000	$—	$—	$—	$—	$—	$250,000
Amounts outstanding under senior secured revolving credit facility	163,358	—	—	163,358	—	—	—
Operating leases	53,991	3,481	13,626	11,491	9,160	7,272	8,961
Amounts outstanding under working capital facilities	44,668	—	44,668	—	—	—	—
Totals	$512,017	$3,481	$58,294	$174,849	$9,160	$7,272	$258,961

As of September 30, 2014, we leased our office spaces for our corporate locations in Atlanta, Georgia and New York, New York and also for our 66 service centers in various cities under non-cancelable lease agreements. We own an office facility in Sarasota, Florida.

We have certain contractual obligations including various debt agreements with requirements to make interest payments. Amounts outstanding under the Senior Unsecured Notes are subject to a fixed interest rate of 9.0% and interest is expected to be $22.5 million annually with semi-annual payments that began in January 2012 and end in July 2019.  Additionally, certain amounts are subject to the level of borrowings in future periods and the interest rate for the applicable periods, and therefore the amounts of these payments are not determinable. Based upon amounts outstanding at September 30, 2014, and applicable interest rates currently ranging between 2.9% and 5.25%, interest amounts are expected to be approximately $1.7 million for the three months ended December 31, 2014, approximately $6.3 million for the year ended December 31, 2015 and approximately $2.8 million for the year ended December 31, 2016.

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

We assume, that on average, all accounts receivable will be collected within one year and thus classify these as current assets; however, there are certain receivables, primarily in the U.K., that have aged longer than one year as of December 31, 2013 and September 30, 2014, and we have recorded an estimate for those receivables that will not be collected within one year as long-term in the Consolidated Balance Sheets contained elsewhere in this report.

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

We performed our annual impairment review of goodwill in October 2013, and reviewed subsequent events through September 30, 2014, and determined that the fair value of our reporting units substantially exceed their carrying value, and goodwill was not impaired as of year end. Further, we believe that there have been no facts or circumstances through the date of this filing that indicate an impairment of goodwill exists.

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

Financial Instruments

Our financial assets and (liabilities), which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy at December 31, 2013 and September 30, 2014, and are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2013
Financial instruments:
Contingent consideration	$—	$—	$(4,834)	$(4,834)
Foreign currency derivative asset	—	61	—	61
Foreign currency derivative liability	—	(683)	—	(683)

As of September 30, 2014
Financial instruments:
Contingent consideration	$—	$—	$(6,854)	$(6,854)
Foreign currency derivative liability	—	(585)	—	(585)

The contingent consideration relates to earnout provisions recorded in conjunction with certain acquisitions completed in 2009, 2013 and 2014 (see Note 3 to the consolidated financial statements contained elsewhere in this report). Of the total increase in fair value of the contingent consideration of $2.0 million in 2014, $7.1 million was added as the result of a 2014 acquisition and $310,000 was recorded in interest and other expenses, net in the Consolidated Statements of Comprehensive Income (Loss) due to changes in the fair value of the contingent consideration. These increases were offset by a purchase accounting adjustment to a 2013 acquisition in the amount of $373,000 for the change in the fair value of the contingent consideration, $4.7 million settled as cash consideration to satisfy installments related to 2009 and 2014 acquisitions, and approximately $110,000 of the change in value relates to the release of a restriction associated with shares previously issued related to a 2009 acquisition.

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

Interest Rate Risk. As of September 30, 2014, we had cash and cash equivalents totaling approximately $9.1 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $981,000 were held in the U.S. Therefore, the U.S. amounts were insured under standard FDIC insurance coverage for deposit accounts up to $250,000, per depositor and account ownership category, at each separately insured depository institution.

Our outstanding debts of $44.7 million and $163.4 million at September 30, 2014 related to indebtedness under our working capital facilities and Senior Secured Revolving Credit Facility, respectively, contain floating interest rates. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase in our variable rate debt would result in a decrease of approximately $2.1 million in our annual pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at September 30, 2014.

Foreign Exchange Risk. As of September 30, 2014, we have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. dollar, namely, the Canadian dollar, the Pound Sterling and the Australian dollar. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently hedge our exposure to foreign currency exchange rate fluctuations related to the Canadian dollar given that the net difference between foreign currency denominated revenue and expenses is immaterial. In the future, however, we may hedge such exposure to foreign currency exchange rate fluctuations in this currency.

Beginning in the second quarter of 2013, in order to protect against foreign currency exposure in our Australian operations, we entered into forward foreign currency contracts as a hedge of AUD $60.0 million of our net investment in Australia. Beginning in the third quarter of 2013, we also entered into forward foreign currency contracts as a hedge of £40.0 million of our net investment in the U.K. We settled certain of our hedge positions during the 2014 year and paid $362,000 in net settlements. This amount was classified in accumulated other comprehensive loss in our Consolidated Balance Sheet (see Note 2 to the consolidated financial statements contained elsewhere in this report), offsetting the currency translation adjustment of the related net investment that is also recorded in accumulated other comprehensive loss, and is reported net of the effect of income taxes.

As of December 31, 2013, we had a net liability of $622,000, with $683,000 recorded in other current liabilities and $61,000 recorded in other current assets with the offsetting net unrealized loss being recorded in accumulated other comprehensive loss in our Consolidated Balance Sheets associated with open forward foreign currency contracts which matured in January of 2014. As of September 30, 2014, we had a net liability of $585,000, all of which was recorded in other current liabilities with the offsetting net unrealized loss being recorded in accumulated other comprehensive loss in our Consolidated Balance Sheets associated with open forward foreign currency contracts which mature in November of 2014.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

EXAMWORKS GROUP, INC.

Date: November 6, 2014	By:	/s/ J. Miguel Fernandez de Castro
J. Miguel Fernandez de Castro
Senior Executive Vice President and Chief
Financial Officer (Principal Financial Officer)