Form 10-K
period 2014-12-31
ExamWorks Group, Inc.
filed 2015-03-02
CIK 1498021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of ExamWorks Group, Inc.’s Common Stock held by non-affiliates on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,177,000,000 based on the closing price on the New York Stock Exchange on June 30, 2014 of $31.73 per share.

ExamWorks Group, Inc. had 40,741,703 shares of Common Stock outstanding as of February 20, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.  Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

DECEMBER 31, 2014

FORM 10-K ANNUAL REPORT

Forward-looking Statements

This report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements convey current expectations or forecasts of future events for ExamWorks Group, Inc. and its consolidated subsidiaries (also referred to herein as “we,” “our,” “us,” “Company” or “ExamWorks”). Statements made in this report that express ExamWorks’ intentions, plans, beliefs, expectations or predictions of future events are forward-looking statements, which ExamWorks intends to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking. Forward-looking statements often include words such as “may,” “will,” “would,” “could,” “can,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or “project,” or the negative of these terms or other similar expressions that convey uncertainty of future events or outcomes. Forward-looking statements may include information concerning ExamWorks’ possible or assumed future results of operations, including descriptions of ExamWorks’ revenues, profitability, outlook and overall business strategy. You should not place undue reliance on these statements because they are subject to numerous uncertainties and factors relating to ExamWorks’ operations and business environment, all of which are difficult to predict and many of which are beyond ExamWorks’ control. You should be aware that many uncertainties and factors (including the factors described in the section entitled “Risk Factors” in this report) could affect ExamWorks’ actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements, including but not limited to:

●	our ability to compete successfully;
●	our ability to implement our growth strategy, including our acquisition program;
●	our ability to integrate completed acquisitions;
●	our expansion into international markets and our ability to operate in such markets;
●	our increasing reliance on national account clients;
●	our ability to secure additional financing;
●	regulation of our industry, including changes in regulations affecting our client’s needs for our services or enactment of regulations impacting our business;
●	our information technology and data management systems and the risk of security and data breaches;
●	our ability to effectively and efficiently continue to develop and update our information technology platform;
●	our ability to protect our intellectual property rights and other information, including non-public medical related personal information and other client data;
●	our ability to monitor and retain qualified physicians and other medical providers;
●	our ability to retain or expand our client relationships, or obtain new ones;
●	our ability to provide our services in an accurate, timely and efficient manner;
●	our ability to comply with existing and future regulation;
●	our ability to retain key management personnel; and
●	restrictions in our credit facility, the senior notes indenture, and future indebtedness.

There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discuss in this report under the caption “Risk Factors.” You should read these factors and the other cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. You should keep in mind that any forward-looking statement made in this report speaks only as of the date on which made. ExamWorks expressly disclaims any intent, obligation or undertaking to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

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

Part I

Item 1. Business

Our Company

ExamWorks is a leading provider of independent medical examinations (“IMEs”), peer reviews, bill reviews, Medicare compliance, case management and other related services (“IME services” or the “IME industry”). We provide the majority of these IME services through our medical panel of independently contracted, credentialed physicians and other medical providers. Our clients include property and casualty insurance carriers, law firms, third-party claim administrators, and government agencies that use independent services to confirm the veracity of claims by sick or injured individuals and to facilitate the delivery and quality of cost–effective care for workers’ compensation, automotive, personal injury liability and disability insurance coverage. We help our clients manage costs and enhance their risk management and compliance processes by verifying the validity, nature, cause and extent of claims, identifying fraud and providing fast, efficient and quality IME services.

We deliver our services in all 50 U.S. states, Canada, the United Kingdom and Australia. Our operating model enables us to offer our clients the localized services they are accustomed to, while realizing the benefits of scale that accrue to a larger, integrated company. We provide our clients with the local presence, expertise and broad geographic coverage they increasingly require. Our size and geographic reach give our clients access to our medical panel and proprietary information technology infrastructure that has been specifically designed to streamline the complex process of coordinating referrals, scheduling appointments, complying with regulations and client reporting. Our primary service is to provide IMEs that give our clients authoritative and accurate answers to questions regarding the nature and permanency of medical conditions or personal injury, their cause and appropriate treatment. Additionally, we provide peer reviews, which consist of medical opinions by members of our medical panel without conducting physical exams; Medicare compliance services, which include workers’ compensation and liability Medicare set-aside solutions and related services that help mitigate costs and promote compliance; case management services, which include managing the medical and vocational cases of injured workers to facilitate timely recovery and/or return to work; and bill reviews, which consist of the review of physician and hospital bills to examine medical care rendered and its conformity to accepted standards of care and/or pricing.

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

Our revenues consist primarily of fees per IME service performed. Our fees vary by physician/medical provider, specialty and type of service. Our primary costs are the payments made to physicians and other medical providers on our medical panel. For the majority of our revenues, our costs are variable as most medical panel members are independent contractors, allowing us to maintain and manage our operating margins more effectively. Our long-standing relationships with clients have resulted in historically consistent and recurrent demand for our services.

From July 14, 2008 through the date of this filing, we have acquired 50 IME services businesses, including leading IME services businesses in the U.S., Canada, the United Kingdom and Australia, as well as a leading provider of software solutions to the IME industry.  As a result of our corporate infrastructure and scale, we have developed and refined our services by identifying and integrating processes from acquired businesses throughout our entire organization that require accountability, set clear sales goals, and track progress effectively.

We also maintain industry-specific accreditations, such as URAC that demonstrate that we have consistently met meaningful standards of quality and compliance in the delivery of our services. In addition, we maintain that provide further assurances about the quality and integrity of our IME services and processes. For example, ExamWorks' private cloud computing platform allows us to maintain some of the industry's most rigorous controls for the protection of confidential information. Our AT 101 SOC 2 Type 2 certification, awarded upon the successful completion of an AT 101 SOC 2 Type 2 Audit in North America, validates the robust nature of our technology platform and information security controls.

Industry Opportunity

We believe the IME industry, excluding case management services, represents sales volumes of approximately $4.0 billion in the U.S., $0.5 billion in Australia, $0.4 billion in Canada and $0.5 billion in the United Kingdom based on our analysis of data reported by the U.S. National Association of Insurance Commissioners (“U.S. NAIC”), Australia state workcover and motor accident commissions, the Insurance Bureau of Canada, the Association of Workers’ Compensation Boards of Canada and the Association of British Insurers regarding the number of claims made for which IME services may be requested in insurance lines we service, the estimated average price for IMEs and our knowledge of the IME market, our competitors and potential acquisition targets. The IME industry is highly fragmented, consisting of an estimated 500 companies in the U.S., most of which are privately owned and generate less than $10.0 million in annual revenues, and thousands of independent physicians and other medical providers. Many of these companies provide IME services to only one line of business and only at a local level. In contrast, the needs and requirements of IME clients are increasingly sophisticated, requiring a broader portfolio of services, uniform quality standards, consistent reporting and robust administrative and information systems necessary to meet their needs across multiple geographic regions and lines of business.

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

●

Cost containment and risk management will be primary areas of focus.  Current macroeconomic, demographic and regulatory trends, including increased medical costs and administrative and regulatory burdens, will continue to pressure users of IME services to better manage costs, mitigate risks and ensure compliance.  If settled, claims are usually paid as a multiple of medical expenses and other costs accrued.  Consequently, clients increasingly demand fast, accurate and efficient provision of IME services to help manage costs.

●

Demand for IME services due to the prevalence of fraud.  The National Insurance Crime Bureau reports that approximately 10% or more of insurance claims are fraudulent based on insurance industry studies. A Deloitte & Touche white paper “A Call to Action: Identifying Strategies to Win the War Against Insurance Claims Fraud”, published August 9, 2012, estimated that fraud costs property and casualty insurers $30 billion annually. Fraud erodes profit margins and increases premiums. Insurance industry executives are intensifying their efforts to address healthcare and insurance fraud, and we expect the demand for IME services to increase.

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

●

Well positioned to capture market share.  With our focus on national accounts, our long-standing local relationships and our national and international footprint, we believe we are well positioned to continue to capture market share at the local and national level.  We have been successful in adding national accounts to our client list as clients seek to consolidate their vendors and seek vendors with scale and a robust technology infrastructure. Our national account clients generally require the use of our services throughout their organizations. As we continue to add national accounts and proactively sell our services to our clients through our sales force, we expect to continue to gain new business and grow our market share.  The quality of long-standing relationships with our clients has historically also provided consistent and recurrent demand for our services.

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

●

Leading technology platform.  Our proprietary and scalable technology platform, IME*Centric, streamlines our business processes and reduces administrative operating costs with industry leading coordination of patient referrals, appointment scheduling, client reporting and real-time case tracking. We believe that the complexities of the IME industry and client demand for a broader, more cost-effective portfolio of services will continue to benefit companies like us, which remain at the forefront of technological innovation.  Further, the architecture of our technology platform is built in a private virtual cloud computing network (“Private Cloud Network”), which allows us to maintain some of the industry's most rigorous controls for data protection.  We believe our emphasis on safeguarding and controlling access to data positions us favorably with clients who increasingly seek vendors with robust data security measures to comply with federal privacy regulations and to secure protections against data breaches, fines and costly remediation.

●

Proven track record of successfully completing and integrating key acquisitions. Our growth is supplemented by selective, disciplined acquisitions to expand our geographic coverage, provide new or complementary lines of business, expand our portfolio of services and increase our market share. Since our founding, we have acquired 50 IME services businesses and have a track record of successfully integrating acquired businesses into our operations. Through rapid and effective integration, we have been able to utilize acquired platforms to cross-sell IME services. To date, we have successfully realized several key benefits through our acquisition strategy, including (i) the scale to operate efficiently while retaining the critical local office presence, (ii) the ability to offer our clients a leading medical panel, (iii) service-specific processes which are rapidly shared throughout our entire Company and (iv) the opportunity to introduce new products and services, and enter new markets and geographic regions.

●

Experienced management team. Our management team has an in-depth understanding of the IME industry as well as extensive experience growing companies profitably, both organically and through acquisitions. Prior to founding our Company, our senior executive team founded and operated three successful public companies. They bring extensive experience in growing businesses organically and acquisitively, having successfully integrated over 100 acquisitions during their careers. Many of the members of the executive management team have worked together closely over the past 18 years. Since ExamWorks’ inception, the management team has sourced and successfully completed 50 acquisitions.  In addition, many of these acquisitions have added experienced industry executives to our management team worldwide.

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

●

Sell additional services to existing clients. With locations serving the U.S., Canada, the United Kingdom and Australia, we are able to use our large network to efficiently share services expertise within our sales force. By accelerating the knowledge transfer and cross-selling capabilities of our sales force, we are able to offer additional IME services to existing clients (for example, peer and bill reviews to existing IME clients and with the Gould & Lamb and ASN/MedAllocators acquisitions, Medicare compliance and case management services). This will allow us to capture additional market share and grow our presence in markets by increasing utilization of our existing platform across all IME service offerings.

●

Cross-sell into other insurance lines of business. Currently, we have clients that use our services for a specific line of business. We can increase sales to existing clients through cross-selling into additional lines of business, such as workers’ compensation, automotive, personal injury liability and disability.

●

Pursue accretive strategic acquisitions. We believe that our fragmented industry provides many opportunities for acquisitions. We plan to continue pursuing acquisitions to grow our business in our existing markets and add new service areas and geographic regions. We have a history of successfully integrating acquired businesses and have acquired 50 businesses to date. The acquisitions have allowed us to diversify our portfolio of services and expand our geographic footprint.

Business Segments

We conduct our business through four geographic segments: the United States, Canada, the United Kingdom and Australia. See Note 13 to the Consolidated Financial Statements for further information on our business segments.

Our Services, Medical Panel and Technology Platform

Our services primarily include IMEs and peer and bill reviews which are provided by members of our medical panel. Our portfolio of IME services meets the urgent claims evaluation needs of our clients by verifying the validity, nature, cause and extent of claims, identifying fraud and providing fast, efficient and quality IME services. In addition, with the acquisitions of Gould & Lamb, Ability Services Network (“ASN”) and MedAllocators in 2014, we expanded our presence in the Medicare compliance services and entered the case management markets.

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

Medicare Compliance Services

With the acquisitions of Gould & Lamb and MedAllocators, we expanded our service offerings to include Medicare compliance services.  Our primary Medicare compliance service is Medicare set-asides (“MSA”) for worker’s compensation and liability payors.  An MSA is an amount set aside in an account set up to pay future Medicare covered expenses for a claimant that would have been covered by Medicare had compensation for the injury not been the responsibility of the primary payor.  Under the Medicare Secondary Payer Statute and related guidance, insurers settling or paying workers compensation, liability, and disability claims meeting certain criteria could have exposure if they do not take the interests of Medicare into account in their settlement process. We provide the analysis of what portion of the settlement should be set-aside by the claimant to either reimburse Medicare for payments already made or to pay for future expenses.  We provide a dedicated case coordinator, as a single point of contact on a case, who is supported by a multidisciplinary team of attorneys, pharmacists, nurses and cost analysts. We also assist insurers with reporting obligations to Medicare required by the law.

Case Management

With the acquisition of ASN, we expanded our service offerings to include case management services. Case management consists of assessing medical information to determine an injured or impaired individual’s specific health care needs in order to facilitate a timely recovery and/or return to work. These services are provided through our skilled medical and vocational case managers. Medical case managers help to ensure that an injured or impaired individual receives quality care that is appropriate and medically necessary, and to anticipate future care needs to ensure plans and proper mechanisms are in place to meet maximum rehabilitation in the most efficient and cost effective manner. Vocational case managers perform activities that are designed to assist an individual to obtain employment consistent with their post-injury restrictions. Both medical and vocational case managers act as liaisons between patients, family members, employers, providers, insurance companies and/or healthcare personnel.

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

Medical Panel

The majority of our IME services are performed by a panel of experienced and credentialed physicians and other medical providers, which include dentists, chiropractors, psychologists, acupuncturists, physical therapists and nurses, among others. Our medical panel consists of physicians and other medical providers who have performed services and received compensation from us and our acquired businesses. For most of our services, IME physicians and other medical providers are engaged by us on an independent contractor basis, which is customary in the IME industry. Because most members of our IME medical panel are independent contractors, as opposed to employees, we do not withhold income or other employment related taxes, pay employment related taxes, provide workers’ compensation insurance, or directly assume any malpractice liability with respect to them. Utilization of members on our IME medical panel is heavily dependent on geographic location and certain specialties, including orthopedic, chiropractic, rehabilitation and neurology specialties. Importantly, our medical panel costs are variable, allowing us to effectively maintain and manage our operating margins. We have been able to attract and retain members of our own panel through our ability to fill schedules and offer a full range of administrative services. We also employ in-house recruiters who are responsible for the identification and recruitment of members of our medical panel, and members of our panel also serve as a source of referrals for other panel members.

Members of our medical panel must have extensive applicable experience, clinical backgrounds, active medical practices, and/or hold positions in a reputable medical or clinical facilities. To the extent applicable, we require our physicians and other medical providers to (i) be board certified, licensed or accredited practitioners of related and supporting medical specialties, (ii) have proof of medical malpractice insurance; (iii) pass background checks for disciplinary action; (iv) maintain offices that are well kept and clean; (v) submit to regularly scheduled site inspections to ensure that the highest standards of courtesy and professionalism are observed; and (vi) be available to testify when needed.

The credentialing of physicians and other medical providers is a critical component of our ability to provide and maintain the integrity and quality of our services and compete effectively. All physicians and other medical providers on our panel must comply with requests for information and with our credentialing procedures. The process starts with each physician and other medical provider completing a comprehensive questionnaire that is reviewed carefully using primary source verification methods to verify his or her license status and other professional qualifications. Primary source verification involves a direct contact with the sources of licenses and qualifications to confirm that information provided to us about licenses and qualifications are legitimate and current. As we acquire businesses, we implement our credentialing policies and procedures to ensure that all of our acquired businesses operate on a consistent basis and in conformity with our procedures as quickly as reasonably possible after being acquired.

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

Technology Platform

Through our acquisition of IME Software Solutions in July 2009, we acquired IME*Centric, a leading platform software solution for the IME industry. We are able to customize specific software initiatives to meet our clients’ needs and to support our strategic objectives. With IME*Centric, we provide clients with access to our web portal and computing network that automates a host of tasks that can otherwise consume a significant amount of time for both our staff and our clients. Specific functions of our technology platform include central data collection, data privacy controls, elimination of cost centers, business continuity procedures, and data mining capabilities. We use real-time feedback from our clients to improve functionality and performance of our technology and processes and incorporate these improvements into our portfolio of services on a regular basis.

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

Acquisitions

We have substantial experience in identifying, acquiring and integrating IME services businesses. Since our inception, we have acquired 50 IME services businesses and have a track record of successfully integrating acquired businesses into our operations. These acquisitions have enabled us to establish a presence in new markets, strengthen our position in existing markets and add new or complementary lines of business to our portfolio of services. Our management team executes our growth strategy by being involved in the process of identifying complementary acquisition opportunities in new and existing markets. Our management team is experienced, having collectively coordinated due diligence, negotiation and execution for all acquisitions to date.

We anticipate that we will continue to acquire companies in geographic regions in which we currently have a limited presence or that offer a complementary portfolio of services to those that we already provide, and would consider suitable acquisition candidates, characterized by several, if not all, of the following attributes:

●	an experienced and talented management team prepared to make a commitment to executing our strategic business plan.
●	specialization in certain services that may be beneficial to or complement our other companies.
●	a demonstrated record of organic growth and profitability, or capability of achieving our minimum financial performance targets in the near term.

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

ExamWorks Acquisitions

From our inception through the date of this filing, we have completed the following acquisitions:

Acquisition Date	Name
January 2, 2015	•	ReliableRS
August 22, 2014	•	Expert Medical Opinions
June 6, 2014	•	Ability Services Network and MedAllocators
May 30, 2014	•	Solomon Associates
February 14, 2014	•	Assess Medical
February 3, 2014	•	Gould & Lamb
January 16, 2014	•	Newton Medical Group
January 13, 2014	•	Cheselden
December 20, 2013	•	Evaluation Resource Group
December 10, 2013	•	AGS Risk Limited
December 19, 2012	•	PMG
August 31, 2012	•	MedHealth
July 12, 2012	•	Makos
October 27, 2011	•	Bronshvag
October 24, 2011	•	Matrix Health Management
October 3, 2011	•	Capital Vocational Specialists
	•	North York Rehabilitation Centre
September 28, 2011	•	MLS Group of Companies
	•	Medicolegal Services
May 10, 2011	•	Premex Group
February 28, 2011	•	MES Group
February 18, 2011	•	National IME Centres
December 20, 2010	•	Royal Medical Consultants
October 1, 2010	•	BMEGateway
September 7, 2010	•	UK Independent Medical Services
September 1, 2010	•	Health Cost Management
August 6, 2010	•	Verity Medical
	•	Exigere
June 30, 2010	•	SOMA Medical Assessments
	•	Direct IME
	•	Network Medical Review
	•	Independent Medical Services
	•	401 Diagnostics
March 26, 2010	•	Metro Medical Services
March 15, 2010	•	American Medical Bill Review
	•	Medical Evaluations
December 31, 2009	•	Abeton
	•	Medical Assurance Group
	•	MedNet I.M.S.
	•	Qualmed
	•	IME Operations of Physicians' Practice
August 14, 2009	•	The Evaluation Group
August 4, 2009	•	Benchmark Medical Consultants
July 7, 2009	•	IME Software Solutions
May 21, 2009	•	Florida Medical Specialists
	•	Marquis Medical Administrators
April 17, 2009	•	Ricwel
July 14, 2008	•	CFO Medical Services
	•	Crossland Medical Review Services
	•	Southwest Medical

Geographic Information

The following tables detail revenues and long-lived assets by geographic segment:

Revenues:	For the years ended December 31,
	2012	2013	2014
United States	$340,200	$374,817	$468,419
Canada	27,595	31,131	32,889
United Kingdom	131,278	143,418	189,755
Australia	22,164	66,650	84,552
Total	$521,237	$616,016	$775,615

Long-lived assets: (1) (2)	December 31,
	2013	2014
United States	$315,748	$473,800
Canada	23,056	18,178
United Kingdom	100,796	96,635
Australia	72,979	73,721
Total	$512,579	$662,334

(1)	Long-lived assets are noncurrent assets excluding deferred tax assets and deferred financing costs.
(2)	Long-lived assets include goodwill. Goodwill recorded in connection with certain tax benefits to be realized in the Company's U.S. income tax returns has been reflected in the United States segment.

Sales and Marketing

We employ a direct sales force of approximately 165 representatives with in-depth knowledge of the IME industry. Given the experience of our sales team and the constant sharing of market data and other relevant information from each of our 65 service centers, we believe our sales force provides us with a competitive advantage. Our sales force promotes and sells our services to existing and new clients and seeks to expand the services we provide to our existing client base. We focus on both our clients who request IME services and the physicians and other medical providers who perform them.

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

Our marketing efforts focus on creating strong brand identities through industry trade shows, websites, print media and development of industry related seminars and continuing medical education opportunities. Our brand awareness in the IME industry has resulted in several companies proactively reaching out to us to join ExamWorks, and aided in our national account program. We have developed, and intend to continue to develop, local, regional, national and international marketing programs designed to create strong brand identities, emphasizing our wide geographic footprint, capabilities and technology platform.

Clients

Our clients include insurance companies, law firms, TPAs, government agencies and state funds. Our client base is diversified, with no client contributing more than 10% of total revenues in each of the years ended December 31, 2012, 2013 and 2014.

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

In Ontario, the conduct of IMEs and the preparation of reports in connection with motor vehicle accident claims is governed by the Statutory Accident Benefit Schedule (“SABS”) set forth in regulations promulgated under the Insurance Act (Ontario). Under the SABS, insurers are generally required to pay for all reasonable and necessary expenses incurred by or on behalf of an insured person for the purpose of obtaining and attending an IME or in obtaining a certificate, report or treatment plan. Amendments to the SABS that went into effect on September 1, 2010, implemented several changes relevant to our business. First, the SABS no longer requires insurance companies to first obtain medical assessments before denying claims and/or classifying them as minor injury claims, but clarify that all such denials and/or determinations must state a medical and any other reasons. In addition, the SABS now requires that all fees and expenses for conducting IMEs initiated by the claimant be paid out of the claimant’s medical and rehabilitation benefits. Since these changes have gone into effect, they have resulted in a decrease in demand for IMEs in Ontario, which has negatively impacted our Canadian business. At this time, we believe that the Ontario IME industry has absorbed most of the impact from the legislation and the market has largely stabilized.

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

In May 2012, the United Kingdom passed the Legal Aid, Sentencing and Punishment of Offenders Act 2012 (“LASPO”).   LASPO imposed requirements and restrictions regarding personal injury and automobile insurance claims and the legal processes and procedures around them. While LAPSO does not regulate us directly, the legislation imposes restrictions on solicitor firms, claims management companies and other entities with which we do business, which could consequently affect our operations within the United Kingdom. To date, we have not experienced any significant changes in the manner in which our clients undertake business relations with us as a result of LASPO.

In October 2014, the United Kingdom government made changes to the Civil Procedure Rules (which govern civil litigation in England and Wales) (“CPR”). These changes introduced fixed fees for medical reports used in personal injury claims where the claimant is the occupant of a motor vehicle and the significant injury suffered by the claimant is a soft tissue injury (“Fixed Fee Report”). The fees chargeable by us following the introduction of the new fixed fee regime in respect of the relevant medical reports are lower than those that had been customarily charged by us prior to October 2014. It is expected that, in April 2015, the United Kingdom government will make additional changes to the CPR resulting in solicitors being required to source Fixed Fee Reports from a portal to be known as “Medco”, operated on behalf of the Ministry of Justice. At this time, we do not know how Medco will propose medical experts or medical reporting agencies to solicitors in order for them to seek a medical report and, accordingly, we cannot yet predict the full effect of the changes to the CPR and the introduction of the Medco portal, and whether this will have an effect on, or present additional opportunities for, our business.

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

Employees

As of February 20, 2015, we had approximately 2,800 employees, approximately 2,500 of whom were full-time employees. None of our employees are represented by a union or collective bargaining agreement. We believe our relationship with our employees to be positive, which is a key component of our operating strategy.

Our employees are required to participate in various training sessions each year. Our ongoing training and executive learning programs are modeled after the practices of companies that we believe have reputations for service excellence.

Independent Contractors

We also have a medical panel consisting of credentialed physicians and other medical providers. Our member panel costs are variable, as members of our medical panel are mostly independent contractors, allowing us to effectively maintain and manage our operating margins.

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

We are a relatively new company with an approximate seven-year history. Our operations are subject to all risks inherent in the establishment of a recently formed business. Our success may be limited by problems, fluctuations in expenses, difficulties and delays frequently encountered with new businesses as well as competition in the IME industry. While we have been able to generate revenues, we may not be able to increase the amount of revenues we generate, and we may continue to incur net losses as we continue to grow. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our state of development. Further, we may not be able to successfully implement any of our plans in a timely or effective manner which would negatively impact our ability to generate or increase revenues as well as our results of operations and financial condition.

We may be unable to successfully integrate completed acquisitions and such acquisitions may fail to achieve the financial results we expected.

Since July 2008, we have acquired 50 IME services businesses. These acquisitions have involved, and could continue to involve, the integration of a separate company that previously operated independently and had different systems, processes and cultures, into our existing operations. While we expect to continue to evaluate potential strategic acquisitions that might augment our existing services, we may be unable to successfully integrate businesses we acquire, including our recently completed acquisitions, and such acquisitions may fail to achieve the financial results we expected. Integrating completed acquisitions into our existing operations, particularly larger acquisitions, involves numerous risks, including loss of clients, diversion of our management’s attention, failure to retain key personnel, and failure of the acquired business to be financially successful. In addition, we cannot be certain of the extent of any unknown or contingent liabilities of any acquired business, including liabilities for failure to comply with applicable laws. We may incur material liabilities for past activities of acquired businesses. Also, depending on the location of the acquired business, we may be required to comply with laws and regulations that may differ from those of the jurisdictions in which our operations are currently conducted. Our inability to successfully integrate businesses we acquire, or if such businesses do not achieve the financial results we expect, may increase our costs and have a material adverse impact on our financial condition and results of operations.

We may not be successful in implementing our growth strategy, including acquiring companies that complement our business, which would adversely impact our growth and profitability.

Our growth strategy is, in part, dependent on acquiring and integrating the operations of companies in the IME industry. Since our inception, we have acquired 50 IME services businesses, including a provider of software solutions to the IME industry. To continue this strategic growth, we will need to continue to identify appropriate businesses to acquire and successfully undertake the acquisition of these businesses on reasonable terms. Although we expect to continue to evaluate acquisitions, we may not be successful in pursuing acquisition opportunities and implementing our growth strategy if, without limitation:

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

We have significant operations in select foreign markets. Managing a global organization is difficult, time consuming, and expensive. Conducting international operations subjects us to risks that could be different than those faced by us in the United States. These risks include: lack of familiarity with and unexpected changes in foreign regulatory requirements; longer accounts receivable payment cycles and difficulties in collecting accounts receivable; difficulties in managing and staffing international operations; fluctuations in currency exchange rates; potentially adverse tax consequences, including foreign value added tax systems, and restrictions on the repatriation of earnings; the burdens of complying with a wide variety of foreign laws and legal standards; increased financial accounting and reporting burdens and complexities; and political, social, and economic instability abroad. Operating in international markets also requires significant management attention and financial resources. The investment and additional resources required to operate and manage growth in other countries may not produce desired levels of revenue or profitability.

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

Unintended consequences of health reform legislation in the U.S. may adversely affect our business.

The healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the U.S., comprehensive programs under PPACA being implemented that seek to, among other things, increase access to healthcare for the uninsured and control the escalation of healthcare expenditures within the economy. While we do not believe the PPACA has had or will have a direct negative impact on our business, the legislation is still in the early stages of implementation and may have unintended consequences or indirectly impact our business. Also, in some instances our clients are health insurers that will be subject to limitations on their administrative expenses and new federal review of “unreasonable” rate increases which could impact the prices they are willing to pay for our services. If the legislation or related regulations cause such unintended consequences or indirect impact, it could have a material adverse effect on our business, financial condition and results of operations.

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

Our operations depend upon our relationships with our clients. Our clients are primarily insurance companies, law firms, TPAs, government agencies and state funds. We do not have formal written agreements with many of our clients and to the extent we do, such agreements do not generally restrict our clients from terminating or deciding not to renew our contracts. If clients attempt to introduce unfavorable terms or limit the services and products we provide them, our revenues could be negatively impacted. In addition, the termination of business by any of our clients, particularly our national account clients, could have a material adverse effect on our operations. There is no guarantee that we will be able to grow or retain our existing clients, particularly after acquisitions, or develop relationships with new clients, particularly national account clients.

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

The market price of our common stock may be volatile due to a number of factors including, without limitation, those listed in “Risk Factors” and the following, many of which are beyond our control:

●	quarterly variations in our results of operations;

●	results of operations that vary from the expectations of securities analysts and investors;

●	the failure of securities analysts to publish research about us or to make changes in their financial estimates;

●	results of operations that vary from those of our competitors;

●	changes in expectations as to our future financial performance and growth, including financial estimates by securities analysts and investors;

●	announcements by us, our competitors or our vendors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;

●	announcements by third parties or governmental entities of significant claims or proceedings against us;

●	new laws and governmental regulations applicable to the IME industry;

●	a default under agreements covering our existing or future indebtedness;

●	changes in currency exchange rates;

●	future sales of our common stock by us, directors, executives and significant stockholders; and

●	changes in economic and political conditions

Furthermore, from time to time the stock market experiences extreme volatility that particularly affects the market price of the stock of many smaller companies and that, in some cases, is unrelated or disproportionate to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. Further, securities class action suits have been filed against companies following periods of market volatility in the price of their securities. If such an action is instituted against us, we may incur substantial costs and diversion of management attention and resources, which would seriously harm our business, financial condition and results of operations, regardless of the outcome of such litigation.

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

Under the Company’s Amended and Restated 2008 Stock Incentive Plan, as amended, the Company granted, and in the future intends to grant, awards of stock options to purchase common stock and other awards to our officers, directors, employees and consultants. As of February 20, 2015, approximately 4.6 million shares of our common stock were subject to issuance upon exercise of outstanding stock options, approximately 850,000 shares were subject to vesting and payout under outstanding restricted stock units, and approximately 399,000 shares were subject to vesting and payout under outstanding restricted share awards. Also, as of February 20, 2015, approximately 15,000 shares of our common stock were subject to issuance upon exercise of outstanding warrants.

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

As of February 20, 2015, our officers, directors and principal stockholders (greater than 5% stockholders) collectively beneficially own approximately 40.19% of our common stock. As a result, these stockholders may be able to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our Company or its assets, and may have interests that are different from yours and may vote in a way with which you disagree and which may be adverse to your interests. In addition, this concentration of ownership may have the effect of preventing, discouraging or deferring a change of control, which could depress the market price of our common stock.

Transactions engaged in by our principal stockholders, our officers or directors involving our common stock may have an adverse effect on the price of our stock.

As described above, as of February 20, 2015, our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 40.19% of our common stock. Subsequent sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our corporate headquarters at 3280 Peachtree Road, N.E., Suite 2625, Atlanta, GA 30305 (approximately 18,500 square feet). We also lease office space for our corporate office in New York, New York (approximately 3,100 square feet), as well as lease space for our 65 service centers in the U.S., Canada the United Kingdom and Australia. The lease for our corporate headquarters in Atlanta, Georgia expires on October 1, 2020. The lease for our corporate office in New York expires on June 30, 2019. We expect to be able to renew each of our leases or to lease comparable facilities on terms commercially acceptable to us at each of our leased locations throughout the U.S., Canada, the United Kingdom and Australia. In addition, we own an office facility located in Sarasota, Florida.

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

	2013		2014
Quarter	High	Low	High	Low
First	$17.81	$13.32	$37.40	$28.16
Second	$21.50	$16.70	$38.61	$27.79
Third	$26.43	$20.90	$36.30	$30.07
Fourth	$30.50	$24.88	$42.49	$31.96

Stockholders

The number of record holders of our common stock as of February 20, 2015 was approximately 50 (excluding individual participants in nominee security position listings).

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

Unregistered sales of equity securities sold during 2014

The Company issued shares of common stock upon the exercise of outstanding warrants at an exercise price of $6.63 per share on the dates set forth below. The warrants were issued on May 7, 2010.

Date	Number of Shares
March 11, 2014	56,888
March 13, 2014	12,567
April 15, 2014	2,484
April 24, 2014	81,323
May 7, 2014	42,536
September 5, 2014	6,177
September 17, 2014	2,409

With respect to each issuance, the Company claims exemption from registration of the shares under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

Repurchases of Securities

There were no repurchases of common stock during the fourth quarter of 2014.

Equity Compensation

The following table provides information as of December 31, 2014 with respect to the shares of our common stock that may be issued under our existing equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance(2)
Equity compensation plans approved by security holders(1)	5,846,380	$14.84	2,909,659
Equity compensation plans not approved by security holders	—	—	—
Total	5,846,380	$14.84	2,909,659

(1) Includes our Amended and Restated 2008 Stock Incentive Plan, as amended.

(2) Number of securities available for future issuance represents securities available under the Amended and Restated 2008 Stock Incentive Plan, as amended.

Performance Graph

The following performance graph compares the cumulative total shareholder return on an investment of $100 in our common stock on December 31, 2010 until December 31, 2014 with the total return of the Russell 3000 Index on which we are listed, and the S&P 600 Health Care Index on which we are listed.

* $100 invested on October 28, 2010 in stock or index including reinvestment of dividends.

	10/28/2010	12/31/2010	12/30/2011	12/30/2012	12/31/2013	12/31/2014
ExamWorks Group, Inc.	100.00	115.50	59.25	$87.44	186.69	259.94
Russell 3000 Index	100.00	107.06	106.08	$120.90	158.32	174.86
S&P 600 Healthcare Index	100.00	110.55	125.45	$146.38	228.43	254.31

The stock performance included in this graph is not necessarily indicative of future stock performance.

Item 6. Selected Financial Data

The following tables set forth, for the periods and as of the dates indicated, our summary consolidated financial data. The summary consolidated statement of operations data for the year ended December 31, 2010 and 2011 is derived from previously audited financial statements, not included in this report.  The summary consolidated balance sheet data as of 2010, 2011 and 2012 is derived from previously audited financial statements, not included in this report. The summary consolidated statement of operations data for the years in the three-year period ended December 31, 2014 and the summary consolidated balance sheet data as of December 31, 2013 and 2014 are derived from our audited consolidated financial statements. Historical results are not indicative of the results to be expected in the future.

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

Consolidated Statement of	For the years ended December 31,
Operations Data:(1)	2010	2011	2012	2013	2014

(In thousands, except per share data)

Revenues	$163,511	$397,860	$521,237	$616,016	$775,615

Costs and expenses:

Costs of revenues	103,606	262,242	344,051	405,329	497,038
Selling, general and administrative expenses	37,689	84,133	113,510	133,870	171,197
Depreciation and amortization	19,505	47,439	58,551	62,748	60,280
Total costs and expenses	160,800	393,814	516,112	601,947	728,515
Income from operations	2,711	4,046	5,125	14,069	47,100
Interest and other expenses, net	11,233	16,461	28,051	29,641	32,171
Income (loss) before income taxes	(8,522)	(12,415)	(22,926)	(15,572)	14,929
Provision (benefit) for income taxes	(2,484)	(4,082)	(7,987)	(5,356)	4,435

Net income (loss)	$(6,038)	$(8,333)	$(14,939)	$(10,216)	$10,494

Net income (loss) per share attributable to common stockholders
Basic	$(0.33)	$(0.25)	$(0.44)	$(0.29)	$0.27
Diluted	$(0.33)	$(0.25)	$(0.44)	$(0.29)	$0.25

Weighted average number of common shares outstanding
Basic	18,500	33,975	34,141	35,315	38,656
Diluted	18,500	33,975	34,141	35,315	41,232

Other Financial Data:

Adjusted EBITDA(2)	$30,321	$63,304	$79,789	$97,461	$132,140

	As of December 31,
	2010	2011	2012	2013	2014

	(In thousands)
Consolidated Balance Sheet Data:(1)
Cash and cash equivalents	$33,624	$8,416	$8,627	$12,829	$9,751
Current assets	74,580	159,797	159,889	190,250	231,958
Total assets	249,062	627,039	740,501	732,513	930,144
Current portion of working capital facilities	—	—	5,983	—	40,396
Current portion of subordinated unsecured notes payable	2,312	1,932	275	318	—
Current liabilities	37,580	90,113	110,126	116,134	179,899
Senior unsecured notes	—	250,000	250,000	250,000	250,000
Revolving line of credit and working capital facilities, less current portion	4,998	44,063	128,402	82,970	143,853
Long-term subordinated unsecured notes payable, less current portion	2,546	717	300	—	—
Total liabilities	48,822	389,115	496,353	459,642	585,269
Total stockholders’ equity	$200,240	$237,924	$244,148	$272,871	$344,875

(1)          The significant changes in balances impacting comparability are the result of business combinations. See further discussion in Note 3 of the Notes to Consolidated Financial Statements.

(2)           Adjusted EBITDA is a non-GAAP measure that is described and reconciled from net income (loss) below and is not a substitute for the GAAP equivalent. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, acquisition related transaction costs, stock based compensation expenses, and other expenses. We believe that Adjusted EBITDA is an important measure of our operating performance because it allows management, lenders, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of changes to our capitalization structure, acquisition related costs, income tax status, and other items of a non-operational nature that affect comparability. The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP measure, for each of the periods indicated. See also “ Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Adjusted EBITDA. ”

	For the years ended December 31,
	2010	2011	2012	2013	2014

		(In thousands)
Reconciliation to Adjusted EBITDA:
Net income (loss)	$(6,038)	$(8,333)	$(14,939)	$(10,216)	$10,494
Share-based compensation expense (i)	1,816	7,834	13,756	17,157	20,024
Depreciation and amortization expense	19,505	47,439	58,551	62,748	60,280
Acquisition-related transaction costs	6,101	3,107	1,655	2,134	3,535
Other expenses (ii)	188	878	702	1,353	1,201
Interest and other expenses, net	11,233	16,461	28,051	29,641	32,171
Provision (benefit) for income taxes	(2,484)	(4,082)	(7,987)	(5,356)	4,435
Adjusted EBITDA	$30,321	$63,304	$79,789	$97,461	$132,140

(i)

For the year ended December 31, 2010, all share-based compensation expense is included in SGA expenses. Share-based compensation expense of $2.0 million, $3.0 million, $2.9 million and $2.0 million is included in costs of revenues for the year ended December 31, 2011, 2012, 2013 and 2014, respectively, and the remainder is included in SGA expenses.

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

Our Business

We are a leading provider of IMEs, peer and bill reviews, Medicare compliance, case management and other related services, which include legal support services, administrative support services and medical record retrieval services. We were incorporated as a Delaware corporation on April 27, 2007. From July 14, 2008 through the date of this filing, we have acquired 50 IME services businesses, including a leading provider of software solutions to the IME industry. We currently operate out of 65 service centers servicing all 50 U.S. states, Canada, the United Kingdom and Australia. We conduct our business through four geographic segments: the United States, Canada, the United Kingdom and Australia.

We provide our services to property and casualty insurance carriers, law firms, third-party claim administrators, government agencies, and state funds that use independent services to confirm the veracity of claims by sick or injured individuals and to facilitate the delivery and quality of cost-effective care for workers’ compensation, automotive, personal injury liability and disability insurance coverage. We help our clients manage costs and enhance their risk management processes by verifying the validity, nature, cause and extent of claims, identifying fraud and providing fast, efficient and quality IME services.

We provide our clients with the local presence, expertise and broad geographic coverage they increasingly require. Our size and geographic reach give our clients access to our medical panel of credentialed physicians and other medical providers and our proprietary information technology infrastructure that has been specifically designed to streamline the complex process of coordinating referrals, scheduling appointments, complying with regulations and client reporting. Our primary service is to provide IMEs that give our clients authoritative and accurate answers to questions regarding the nature and permanency of medical conditions or personal injury, their cause and appropriate treatment. Additionally, we provide peer and bill reviews, which consist of medical opinions by members of our medical panel without conducting physical exams, and the review of physician and hospital bills to examine medical care rendered and its conformity to accepted standards of care. Further, we provide Medicare compliance services, including Medicare set-aside and reporting services that help mitigate costs and promote compliance, and case management services, which include managing the medical and vocational cases of injured workers to facilitate timely recovery and/or return to work. Prior to the MES acquisition in February 2011, we marketed our services primarily under the ExamWorks brand.  Initially with the MES acquisition and subsequently with the Premex and MedHealth acquisitions, we began to market our services under several brands, including but not limited to, ExamWorks, MES, Premex and MedHealth.

We operate in a highly fragmented industry and have completed numerous acquisitions. A key component of our business strategy is growth through acquisitions that expand our geographic coverage, provide new or complementary lines of business, expand our portfolio of services, and increase our market share. For example, our acquisition of MedHealth in August 2012 enabled us to enter the Australian market and, expand our range of clients and services, and increase our international market presence.  Another central feature of our business strategy is to grow our business organically by selling additional services to existing clients, cross-selling into additional insurance lines of business and expanding our geographic footprint with existing clients. For example, our acquisitions of Gould & Lamb, ASN and MedAllocators in 2014 enabled us to expand our presence in the Medicare compliance and case management markets, and expand our range of services to new and existing clients. To date, we have completed the following 50 acquisitions:

Acquisition Date	Name
January 2, 2015	•	ReliableRS
August 22, 2014	•	Expert Medical Opinions
June 6, 2014	•	Ability Services Network and MedAllocators
May 30, 2014	•	Solomon Associates
February 14, 2014	•	Assess Medical
February 3, 2014	•	Gould & Lamb
January 16, 2014	•	Newton Medical Group
January 13, 2014	•	Cheselden
December 20, 2013	•	Evaluation Resource Group
December 10, 2013	•	AGS Risk Limited
December 19, 2012	•	PMG
August 31, 2012	•	MedHealth
July 12, 2012	•	Makos
October 27, 2011	•	Bronshvag
October 24, 2011	•	Matrix Health Management
October 3, 2011	•	Capital Vocational Specialists
	•	North York Rehabilitation Centre
September 28, 2011	•	MLS Group of Companies
	•	Medicolegal Services
May 10, 2011	•	Premex Group
February 28, 2011	•	MES Group
February 18, 2011	•	National IME Centres
December 20, 2010	•	Royal Medical Consultants
October 1, 2010	•	BMEGateway
September 7, 2010	•	UK Independent Medical Services
September 1, 2010	•	Health Cost Management
August 6, 2010	•	Verity Medical
	•	Exigere
June 30, 2010	•	SOMA Medical Assessments
	•	Direct IME
	•	Network Medical Review
	•	Independent Medical Services
	•	401 Diagnostics
March 26, 2010	•	Metro Medical Services
March 15, 2010	•	American Medical Bill Review
	•	Medical Evaluations

December 31, 2009	•	Abeton
	•	Medical Assurance Group
	•	MedNet I.M.S.
	•	Qualmed
	•	IME Operations of Physicians' Practice
August 14, 2009	•	The Evaluation Group
August 4, 2009	•	Benchmark Medical Consultants
July 7, 2009	•	IME Software Solutions
May 21, 2009	•	Florida Medical Specialists
	•	Marquis Medical Administrators
April 17, 2009	•	Ricwel
July 14, 2008	•	CFO Medical Services
	•	Crossland Medical Review Services
	•	Southwest Medical

Sources of Revenues and Expenses

Revenues

We derive revenue primarily from fees charged for independent medical examinations, peer and bill reviews, Medicare compliance, case management and other related services, which include litigation support services, administrative support services and medical record retrieval services. Revenues are recognized at the time services have been performed and, if applicable, at the time the report is shipped to the end user. We expect revenue to continue to increase through acquisition and organic growth.  Our revenue is derived from services performed in different geographic areas.

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

Results of Operations

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands except per share data):

	For the years ended December 31,
	2012	2013	2014

Revenues	$521,237	$616,016	$775,615
Costs and expenses:
Costs of revenues	344,051	405,329	497,038
Selling, general and administrative expenses	113,510	133,870	171,197
Depreciation and amortization	58,551	62,748	60,280
Total costs and expenses	516,112	601,947	728,515
Income from operations	5,125	14,069	47,100
Interest and other expenses, net	28,051	29,641	32,171
Income (loss) before income taxes	(22,926)	(15,572)	14,929
Provision (benefit) for income taxes	(7,987)	(5,356)	4,435
Net income (loss)	$(14,939)	$(10,216)	$10,494

Per share data
Net income (loss) per share:
Basic	$(0.44)	$(0.29)	$0.27
Diluted	$(0.44)	$(0.29)	$0.25

Weighted average number of common shares outstanding:
Basic	34,141	35,315	38,656
Diluted	34,141	35,315	41,232

Other Financial Data:
Adjusted EBITDA(1)	$79,789	$97,461	$132,140

(1)	Adjusted EBITDA is a non-GAAP measure that is described and reconciled to net income (loss) in the next section and is not a substitute for the GAAP equivalent.

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

The following table presents a reconciliation to Adjusted EBITDA from net income (loss), the most comparable GAAP measure, for each of the periods indicated (in thousands):

	For the years ended December 31,
	2012	2013	2014
Reconciliation to Adjusted EBITDA:
Net income (loss)	$(14,939)	$(10,216)	$10,494
Share-based compensation expense (i)	13,756	17,157	20,024
Depreciation and amortization	58,551	62,748	60,280
Acquisition-related transaction costs	1,655	2,134	3,535
Other expenses (ii)	702	1,353	1,201
Interest and other expenses, net	28,051	29,641	32,171
Provision (benefit) for income taxes	(7,987)	(5,356)	4,435
Adjusted EBITDA	$79,789	$97,461	$132,140

(i)

Share-based compensation expense of $3.0 million, $2.9 million and $2.0 million is included in costs of revenues for the year ended December 31, 2012, 2013 and 2014, respectively, and the remainder is included in SGA expenses.

(ii)	Other expenses consist principally of integration related expenses, such as facility termination, severance and relocation costs, associated with our acquisition strategy.

Comparison of the Years Ended December 31, 2014 and 2013

As stated previously, our revenues consist primarily of fees charged for IME services performed. What we are able to charge per IME service performed depends on many factors related to the type of request for IME service that we receive from the client. Those factors include, among others, the line of business (e.g., worker’s compensation, automotive or liability claim), product group (e.g., IME or peer review), geographic location of claimant and the medical panel provider we are able to use and his or her specialty. These factors impact the revenue generated by each IME service request differently and are largely out of our control.  As a result, our management team focuses its efforts on increasing and identifying the volume of IME service requests received and completed and not necessarily their type. Changes in revenue that we cannot attribute to increases or decreases in volume we attribute to changes in sales mix. Our largest cost is payments made to members of our medical panel. For majority of our revenues, these costs are variable as most of the medical panel members are independent contractors, allowing us to maintain and manage our costs of revenues more effectively.

Revenues. Revenues were $775.6 million for the year ended December 31, 2014 compared to $616.0 million for the year ended December 31, 2013, an increase of $159.6 million, or 26%. Of the increase in revenues compared to 2013, $71.3 million, or 12%, was attributable to acquisitions completed in 2013 and 2014 and $88.3 million, or 14%, was due to growth in our existing businesses.

●

U.S. segment revenues were $468.4 million for the year ended December 31, 2014 compared to $374.8 million for the year ended December 31, 2013, an increase of $93.6 million, or 25%. Of the increase in U.S. revenues compared to 2013, $53.6 million, or 14%, was attributable to acquisitions completed in 2013 and 2014 and $40.0 million, or 11%, was due to growth in our existing businesses, of which approximately 65% related to increases in our IME and other related services product group. Of the 11% growth in our existing businesses, approximately 90% of the growth was due to increased service volumes and the balance was due to a change in sales mix.

●

Canada segment revenues were $32.9 million for the year ended December 31, 2014 compared to $31.1 million for the year ended December 31, 2013, an increase of $1.8 million, or 6%. Excluding the impact of currency, the existing Canada businesses grew 13%. The constant currency growth in Canada revenues compared to 2013 was due to increased IME service volumes.

●

U.K. segment revenues were $189.8 million for the year ended December 31, 2014 compared to $143.4 million for the year ended December 31, 2013, an increase of $46.3 million, or 32%. Of the increase in U.K. revenues compared to 2013, $6.7 million, or 5%, was attributable to acquisitions completed in 2013 and 2014 and $39.6 million, or 27%, was due to growth in our existing businesses. Excluding the impact of currency, the existing U.K. businesses grew 21%. The constant currency growth in U.K. revenues compared to 2013 was primarily due to increased IME service volumes, offset by an unfavorable change in sales mix.

●

Australia segment revenues were $84.6 million for the year ended December 31, 2014 compared to $66.7 million for the year ended December 31, 2013, an increase of $17.9 million, or 27%. Of the increase in Australia revenues compared to 2013, $11.0 million, or 17%, was attributable to an acquisition completed in 2014 and $6.9 million, or 10%, was due to growth in our existing businesses. Excluding the impact of currency, the existing Australia business grew 18%. The constant currency growth in Australian revenues compared to 2013 was equally due to increased IME service volumes and a favorable change in sales mix.

Costs of revenues. Costs of revenues were $497.0 million for the year ended December 31, 2014 compared to $405.3 million for the year ended December 31, 2013, an increase of $91.7 million, or 23%. Of the increase in costs of revenues compared to 2013, $34.5 million, or 9%, was attributable to acquisitions completed in 2013 and 2014 and $57.2 million, or 14%, was related to our existing businesses and primarily attributable to increased fees paid to members of our medical panel as these costs are variable in nature and, to a lesser extent, an increase in other direct costs. Costs of revenues as a percentage of revenues was 64.1% for the year ended December 31, 2014, an improvement over the 65.8% for the year ended December 31, 2013.

Selling, general and administrative. SGA expenses were $171.2 million for the year ended December 31, 2014 compared to $133.9 million for the year ended December 31, 2013, an increase of $37.3 million, or 28%. Of the increase in SGA expenses compared to 2013, $23.3 million, or 17%, was attributable to acquisitions completed in 2013 and 2014 and $14.0 million, or 11%, was related to our existing businesses primarily attributable to $7.6 million in increased personnel expenses, including share-based compensation increases of $3.7 million, and the remainder resulting primarily from increases in referral commissions in our U.K. business and increases in facility costs. In addition, acquisition-related transaction costs and other expenses increased $1.2 million primarily associated with increased acquisition activity in 2014.

Depreciation and amortization. D&A expenses were $60.3 million for the year ended December 31, 2014 compared to $62.7 million for the year ended December 31, 2013, a decrease of $2.4 million, or 4%. D&A attributable to our existing businesses as historic finite-lived intangible and tangible assets became fully amortized decreased $18.3 million, offset by an increase of $15.9 million of D&A attributable to acquisitions completed in 2013 and 2014.

Interest and other expenses, net. Interest and other expenses, net were $32.2 million for the year ended December 31, 2014 compared to $29.6 million for the year ended December 31, 2013, an increase of $2.5 million, or 9%. Interest and other expenses, net, increased primarily due to increased interest expenses related to additional borrowings on our Senior Secured Revolving Credit Facility to fund acquisitions.

Provision (benefit) for income taxes. Provision for income taxes was $4.4 million for the year ended December 31, 2014 compared with an income tax benefit of $5.4 million for the year ended December 31, 2013, a decreased benefit of $9.8 million or 183%. Our effective income tax rate was approximately 30% and 34% for the years ended December 31, 2014 and 2013, respectively. The tax rates in the 2014 and 2013 periods were impacted primarily by elections made for certain foreign acquisitions, foreign rate differentials and non-deductible items.

Net income (loss). For the foregoing reasons, net income was $10.5 million for the year ended December 31, 2014 compared to a net loss of $10.2 million for the year ended December 31, 2013.

Adjusted EBITDA. Adjusted EBITDA was $132.1 million for the year ended December 31, 2014 compared to $97.5 million for the year ended December 31, 2013, an increase of $34.6 million, or 36%. The increase in Adjusted EBITDA was primarily due to the 26% increase in revenues and the positive operating leverage resulting from this increased revenue. Adjusted EBITDA is also described as Segment Profit elsewhere in this Report.

●

U.S. segment Adjusted EBITDA was $76.1 million for the year ended December 31, 2014 compared to $46.9 million for the year ended December 31, 2013, an increase of $29.1 million, or 62%. The increase in Adjusted EBITDA was due to the 25% increase in U.S. segment revenues and a 20% increase in costs of revenues and SGA expenses primarily due to increased fees paid to members of our medical panel as these costs are variable in nature and increased personnel expense to support the growth in our business, excluding share-based compensation.

●

Canada segment Adjusted EBITDA was $4.7 million for the year ended December 31, 2014 compared to $5.1 million for the year ended December 31, 2013, a decrease of $464,000, or 9%. The decrease in Adjusted EBITDA was due to the 6% increase in Canada segment revenues, offset by a 9% increase in costs of revenues and SGA expenses primarily due to increased fees paid to members of our medical panel as these costs are variable in nature.

●

U.K. segment Adjusted EBITDA was $32.9 million for the year ended December 31, 2014 compared to $29.4 million for the year ended December 31, 2013, an increase of $3.5 million, or 12%. The increase in Adjusted EBITDA was due to the 32% increase in U.K. segment revenues, offset by a 38% increase in costs of revenues and SGA expenses primarily due to increased fees paid to members of our medical panel as these costs are variable in nature and increased personnel expense to support the growth in our business.

●

Australia segment Adjusted EBITDA was $18.5 million for the year ended December 31, 2014 compared to $16.0 million for the year ended December 31, 2013, an increase of $2.5 million, or 16%. The increase in Adjusted EBITDA was due to the 27% increase in Australia segment revenues, offset by a 30% increase in costs of revenues and SGA expenses primarily due to increased fees paid to members of our medical panel as these costs are variable in nature.

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

●

U.S. segment revenues were $374.8 million for the year ended December 31, 2013 compared to $340.2 million for the year ended December 31, 2012, an increase of $34.6 million, or 10%. Of the increase in U.S. revenues compared to 2012, $11.5 million, or 3%, was attributable to acquisitions completed in 2012 and 2013 and $23.1 million, or 7%, was due to growth in our existing businesses, of which approximately 80% related to increases in our IME and other related services product group. Of the 7% growth in our existing businesses, approximately 15% of the growth was due to increased service volumes and the balance was due to a change in sales mix.

●

Canada segment revenues were $31.1 million for the year ended December 31, 2013 compared to $27.6 million for the year ended December 31, 2012, an increase of $3.5 million, or 13%. Of the increase in Canada revenues compared to 2012, $615,000, or 2%, was attributable to acquisitions completed in 2012 and $2.9 million, or 11%, was due to growth in our existing business primarily due to a favorable change in sales mix and an immaterial change in IME services volumes.

●

U.K. segment revenues were $143.4 million for the year ended December 31, 2013 compared to $131.3 million for the year ended December 31, 2012, an increase of $12.1 million, or 9%. Of the increase in U.K. revenues compared to 2012, $300,000, was attributable to acquisitions completed in 2013 and $11.8 million, or 9%, was due to growth in our existing businesses primarily due to a favorable change in sales mix and an immaterial change in IME services volumes.

●

Australia segment revenues were $66.7 million for the year ended December 31, 2013 compared to $22.2 million for the year ended December 31, 2012, an increase of $44.5 million, or 200%. The increase in Australia revenues compared to 2012 was due to the acquisition of MedHealth in August 2012.

Costs of revenues. Costs of revenues were $405.3 million for the year ended December 31, 2013 compared to $344.1 million for the year ended December 31, 2012, an increase of $61.2 million, or 18%. Of the increase in costs of revenues compared to 2012, $36.8 million, or 11%, was attributable to acquisitions completed in 2012 and 2013 and $24.4 million, or 7%, was related to our existing businesses primarily attributable to increased fees paid to members of our medical panel as these costs are variable in nature and, to a lesser extent, an increase in other direct costs. Costs of revenues as a percentage of revenues was 65.8% for the year ended December 31, 2013, a 0.2% improvement over the 66.0% for the year ended December 31, 2012.

Selling, general and administrative. SGA expenses were $133.9 million for the year ended December 31, 2013 compared to $113.5 million for the year ended December 31, 2012, an increase of $20.4 million, or 18%. Of the increase in SGA expenses compared to 2012, $8.2 million, or 7%, was attributable to acquisitions completed in 2012 and 2013 and $12.2 million, or 11%, was related to our existing businesses primarily attributable to $10.1 million in increased personnel expenses, including share-based compensation which increased $3.5 million related to equity grants primarily to new employees that joined the Company in late 2012 and 2013, and the remainder resulting primarily from increases in computer related expenses and rent. In addition, acquisition-related transaction costs and other expenses increased $1.1 million primarily associated with increased acquisition activity in early 2014.

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

Adjusted EBITDA. Adjusted EBITDA was $97.5 million for the year ended December 31, 2013 compared to $79.8 million for the year ended December 31, 2012, an increase of $17.7 million, or 22%. The increase in Adjusted EBITDA was primarily due to the 18% increase in revenues and the positive operating leverage resulting from it. Adjusted EBITDA is also described as Segment Profit elsewhere in this Report.

●

U.S. segment Adjusted EBITDA was $46.9 million for the year ended December 31, 2013 compared to $44.5 million for the year ended December 31, 2012, an increase of $2.4 million, or 5%. The increase in Adjusted EBITDA was due to the 10% increase in U.S. segment revenues, offset by an 11% increase in costs of revenues and SGA expenses primarily due to increased fees paid to members of our medical panel as these costs are variable in nature and increased personnel expense to support the growth in our business, excluding share-based compensation.

●

Canada segment Adjusted EBITDA was $5.1 million for the year ended December 31, 2013 compared to $4.9 million for the year ended December 31, 2012, an increase of $195,000, or 4%. The increase in Adjusted EBITDA was due to the 13% increase in Canada segment revenues, offset by a 15% increase in costs of revenues and SGA expenses primarily due to increased fees paid to members of our medical panel as these costs are variable in nature.

●

U.K. segment Adjusted EBITDA was $29.4 million for the year ended December 31, 2013 compared to $24.8 million for the year ended December 31, 2012, an increase of $4.6 million, or 19%. The increase in Adjusted EBITDA was due to the 9% increase in U.K. segment revenues and the 7% increase in costs of revenues and SGA expenses primarily due to increased fees paid to members of our medical panel as these costs are variable in nature and increased personnel expense to support the growth in our business.

●

Australia segment Adjusted EBITDA was $16.0 million for the year ended December 31, 2013 compared to $5.5 million for the year ended December 31, 2012, an increase of $10.5 million, or 189%. The increase in Australia Adjusted EBITDA compared to 2012 was due to the acquisition of MedHealth in August 2012.

Selected Quarterly Financial Data (Unaudited)

	March	June	September	December
2014 - Quarter Ended	31	30	30	31
(In thousands, except per share data)
Revenues	$173,028	$196,445	$204,078	$202,064
Costs and expenses:
Costs of revenues	111,035	124,851	130,597	130,555
Selling, general and administrative expenses	40,528	42,590	43,534	44,545
Depreciation and amortization	14,342	14,858	15,705	15,375
Total costs and expenses	165,905	182,299	189,836	190,475
Income from operations	7,123	14,146	14,242	11,589
Interest and other expenses, net	7,577	8,095	8,355	8,144
Income (loss) before income taxes	(454)	6,051	5,887	3,445
Provision (benefit) for income taxes	(165)	2,519	2,472	(391)
Net income (loss)	$(289)	$3,532	$3,415	$3,836

Per share data
Net income (loss) per share:
Basic	$(0.01)	$0.09	$0.09	$0.10
Diluted	$(0.01)	$0.09	$0.08	$0.09

Weighted average number of common shares outstanding:
Basic	37,089	38,452	39,251	39,827
Diluted	37,089	40,940	41,647	42,216

Other Financial Data:
Adjusted EBITDA(1)	$28,010	$34,579	$36,083	$33,468

	March	June	September	December
2013 - Quarter Ended	31	30	30	31
(In thousands, except per share data)
Revenues	$148,703	$156,148	$152,354	$158,811
Costs and expenses:
Costs of revenues	97,384	102,118	100,831	104,996
Selling, general and administrative expenses	33,257	34,076	31,620	34,917
Depreciation and amortization	16,326	15,822	15,910	14,690
Total costs and expenses	146,967	152,016	148,361	154,603
Income from operations	1,736	4,132	3,993	4,208
Interest and other expenses, net	7,530	7,700	7,316	7,095
Loss before income taxes	(5,794)	(3,568)	(3,323)	(2,887)
Benefit for income taxes	(2,202)	(785)	(1,072)	(1,297)
Net loss	$(3,592)	$(2,783)	$(2,251)	$(1,590)

Per share data
Net loss per share — basic and diluted	$(0.10)	$(0.08)	$(0.06)	$(0.04)

Weighted average number of common shares outstanding — basic and diluted	34,086	34,074	34,116	34,287

Other Financial Data:
Adjusted EBITDA(1)	$23,005	$25,006	$23,885	$25,565

(1) Adjusted EBITDA is a non-GAAP measure that is described and reconciled to net income (loss) below and is not a substitute for the GAAP equivalent. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, acquisition–related transaction costs, share-based compensation expenses and other expenses. We believe that Adjusted EBITDA is an important measure of our operating performance because it allows management, lenders, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of changes to our capitalization structure, acquisition–related costs, income tax status, and other items of a non-operational nature that affect our comparability. The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP measure, for each of the periods indicated. See also “Results of Operations – Adjusted EBITDA.”

	March	June	September	December
2014 - Quarter Ended	31	30	30	31
(In thousands)
Net income (loss)	$(289)	$3,532	$3,415	$3,836
Share-based compensation expense (i)	5,353	4,627	4,680	5,364
Depreciation and amortization expense	14,342	14,858	15,705	15,375
Acquisition-related transaction costs	1,192	762	871	710
Other expenses(ii)	—	186	585	430
Interest and other expenses, net	7,577	8,095	8,355	8,144
Provision (benefit) for income taxes	(165)	2,519	2,472	(391)
Adjusted EBITDA:	$28,010	$34,579	$36,083	$33,468

	March	June	September	December
2013 - Quarter Ended	31	30	30	31
(In thousands)
Net loss	$(3,592)	$(2,783)	$(2,251)	$(1,590)
Share-based compensation expense (i)	4,131	4,283	3,820	4,923
Depreciation and amortization expense	16,326	15,822	15,910	14,690
Acquisition-related transaction costs	449	458	186	1,041
Other expenses (ii)	363	311	(24)	703
Interest and other expenses, net	7,530	7,700	7,316	7,095
Benefit for income taxes	(2,202)	(785)	(1,072)	(1,297)
Adjusted EBITDA:	$23,005	$25,006	$23,885	$25,565

(i)

For the quarters ended March 31, June 30, September 30, and December 31, 2014, share-based compensation expense of approximately $694,000, $492,000, $444,000 and $421,000, respectively is included in costs of revenues, and the remainder is included in SGA expenses. For the quarters ended March 31, June 30, September 30, and December 31, 2013, share-based compensation expense of approximately $728,000, $719,000, $748,000 and $692,000, respectively is included in costs of revenues, and the remainder is included in SGA expenses.

(ii)	Other expenses consist principally of integration related expenses, such as facility termination, severance and relocation costs, associated with our acquisition strategy.

Liquidity and Capital Resources

Our principal capital requirements are to fund operations and acquisitions. Since our initial public offering ("IPO") in November 2010, we have funded our capital needs from cash flow generated from operations, borrowings under the Senior Secured Revolving Credit Facility and working capital facilities and the private offering of the Senior Unsecured Notes, as defined below.  In a few instances, we have also funded our acquisition program with equity issuances to sellers. We expect that cash and cash equivalents, availability under our existing credit and working capital facilities and cash flow from operations will be sufficient to support our operations, planned capital expenditures and acquisitions for at least the next 12 months.

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

Share Repurchase Program

In August 2011, we announced that the Board of Directors authorized the implementation of a share repurchase program to repurchase up to $20.0 million of outstanding shares of our common stock. The program calls for the repurchases to be made at management’s discretion in the open market or privately negotiated transactions, subject to cash requirements for other purposes, and other relevant factors, such as trading price, trading volume, general market and business conditions, and our compliance with certain covenants under our contractual obligations. There is no guarantee as to the exact number of shares, if any, that we may repurchase, and the Board of Directors may suspend or discontinue the repurchase program at any time. For the year ended December 31, 2011, we repurchased approximately 1,009,000 shares of common stock under the share repurchase program. These shares were repurchased at an average cost of $9.34 per share for a total cost of $9.4 million. For the year ended December 31, 2012, we repurchased approximately 39,000 shares of common stock under the share repurchase program. These shares were repurchased at an average cost of $9.91 per share for a total cost of $387,000. For the year ended December 31, 2011 and 2012, we reissued approximately 203,000 and 6,000 shares from treasury, respectively to fund acquisitions completed in each of those years. There were no share repurchases or re-issuances for the years ended December 31, 2013 and 2014.

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

The Senior Secured Revolving Credit Facility contains restrictive covenants, including among other things financial covenants requiring us to not exceed a maximum consolidated senior secured leverage coverage ratio, a maximum total consolidated leverage ratio and to maintain a minimum consolidated fixed charge coverage ratio. The Senior Secured Revolving Credit Facility also restricts our ability (subject to certain exceptions) to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and make other payments in respect of capital stock, make certain investments, sell assets, change our lines of business, enter into transactions with affiliates and other corporate actions.  As of December 31, 2014, the Company was in compliance with the financial covenants in the Senior Secured Revolving Credit Facility.

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

As of December 31, 2014, we had $143.9 million outstanding under the Senior Secured Revolving Credit Facility, bearing interest at a rate of LIBOR plus 3.00%, resulting in $118.6 million of undrawn commitments.

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

On June 28, 2013, UKIM entered into an amendment to extend the term of the existing UKIM SFA by 24 months from June 28, 2013, to amend the discount margin to 2.4% over Base Rate (0.5% rate on December 31, 2014) and to provide that payments by UKIM for certain non-working capital purposes are permitted under the UKIM SFA. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of December 31, 2014, UKIM had $7.7 million outstanding under the working capital facility, resulting in approximately $86,000 in availability.

On May 12, 2011, our indirect 100% owned subsidiary Premex entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays provides Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on December 31, 2014) and serves to finance Premex’s unpaid account receivables.  The working capital facility had a minimum term of 36 months.

On June 28, 2013, Premex entered into an amendment to extend the term of the existing Premex SFA by 24 months from June 28, 2013, and to provide that payments by Premex for certain non-working capital purposes are permitted under the Premex SFA. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of December 31, 2014, Premex had $32.7 million outstanding under the working capital facility, resulting in approximately $8.5 million in availability.

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

Cash Flow Summary

Cash and cash equivalents were $9.8 million at December 31, 2014 as compared with $12.8 million at December 31, 2013 and $8.6 million at December 31, 2012.

Our cash flows from operating, investing and financing activities, as reported in our Consolidated Financial Statements included elsewhere in this report, are summarized as follows (in thousands):

	For the years ended December 31,
	2012	2013	2014
Net cash provided by operating activities	$24,777	$36,355	$45,199
Net cash used in investing activities	(114,384)	(10,154)	(198,163)
Net cash provided by (used in) financing activities	89,724	(21,072)	150,478
Exchange rate impact on cash and cash equivalents	94	(927)	(592)
Net increase (decrease) in cash and cash equivalents	$211	$4,202	$(3,078)

Operating Activities. Net cash provided by operating activities was $45.2 million for the year ended December 31, 2014 as compared with net cash provided by operating activities of $36.4 million for the year ended December 31, 2013.  Net cash provided by operating activities for 2014 consisted of our net income of $10.5 million and net non-cash charges of $59.4 million (principally including $60.3 million in depreciation and amortization and $20.0 million in share-based compensation, offset by a net decrease in deferred income taxes of $19.5 million) offset by a net increase in working capital of approximately $24.7 million in 2014. The increase in working capital primarily consisted of increases in accounts receivable in our U.K. business and prepaid expenses and other current assets, offset by increased accounts payable and accrued expenses.

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

Investing Activities. Net cash used in investing activities was $198.2 million for the year ended December 31, 2014 as compared to net cash used in operating activities of $10.2 million for the year ended December 31, 2013.  The increased use was due primarily to increased acquisition activity and purchases of building, equipment and leasehold improvements in 2014.

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

Net cash used in investing activities was $114.4 million for the year ended December 31, 2012 and was due primarily to $109.0 million in cash paid for acquisitions and purchases of equipment and leasehold improvements of $5.8 million.

Financing Activities. Net cash provided by financing activities was $150.5 million for the year ended December 31, 2014 as compared to net cash used in financing activities of $21.1 million for the year ended December 31, 2013.  This 2014 cash provision was primarily attributable to borrowings under our Senior Secured Revolving Credit Facility of $299.3 million, proceeds from the exercise of options and warrants of $42.4 million, the excess tax benefit related to share-based compensation of $9.3 million and net borrowings under our working capital facilities of $4.9 million, offset by repayments under our Senior Secured Revolving Credit Facility of $200.4 million and repayments of contingent earnout obligations of $4.4 million.

Net cash used in financing activities was $21.1 million for the year ended December 31, 2013 as compared to net cash provided by financing activities of $89.7 million for the year ended December 31, 2012.  This 2013 cash used was primarily attributable to borrowings under our Senior Secured Revolving Credit Facility of $142.5 million, proceeds from the exercise of options and warrants of $24.3 million, the excess tax benefit related to share-based compensation of $6.6 million and net borrowings under our working capital facilities of $2.8 million, offset by repayments under our Senior Secured Revolving Credit Facility of $196.7 million.

Net cash provided by financing activities was $89.7 million for the year ended December 31, 2012. The 2012 provision of cash was primarily attributable to borrowings under our Senior Secured Revolving Credit Facility of $170.6 million and the excess tax benefit related to share-based compensation of $2.9 million, offset by repayments under our Senior Secured Revolving Credit Facility of $76.0 million and net repayments under our working capital facilities of $6.3 million.

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

Contractual Obligations and Commitments

Our contractual cash payment obligations as of December 31, 2014 are set forth below:

	Payments due by year ending December 31,
	Total	2015	2016	2017	2018	2019	Thereafter
	(In thousands)
Amounts outstanding under senior unsecured notes payable	$250,000	$—	$—	$—	$—	$250,000	$—

Amounts outstanding under senior secured revolving credit facility	143,853	—	143,853	—	—	—	—

Operating leases	51,688	13,249	11,143	9,452	7,772	5,186	4,886

Amounts outstanding under working capital facilities	40,396	40,396	—	—	—	—	—

Total:	$485,937	$53,645	$154,996	$9,452	$7,772	$255,186	$4,886

As of December 31, 2014, we leased our office spaces for our corporate locations in Atlanta, Georgia and New York, New York and also for our 65 service centers in various cities under non-cancelable lease agreements. We own an office facility in Sarasota, Florida.

We have certain contractual obligations including various debt agreements with requirements to make interest payments. Amounts outstanding under the Senior Unsecured Notes are subject to a fixed interest rate of 9.0% and interest is expected to be $22.5 million annually with semi-annual payments that began in January 2012 and end in July 2019.  Additionally, certain amounts are subject to the level of borrowings in future periods and the interest rate for the applicable periods, and therefore the amounts of these payments are not determinable. Based upon amounts outstanding at December 31, 2014 and applicable interest rates currently ranging between 2.9% and 5.5%, interest amounts are expected to be approximately $5.7 million for the year ended December 31, 2015 and approximately $2.5 million for the year ended December 31, 2016.

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

Revenue Recognition

Revenue related to IMEs, peer reviews, bill reviews, administrative support services and Medicare compliance is recognized at the time services have been performed and the report is shipped to the end user. We believe that recognizing revenue at the time the report is shipped is appropriate because we meet the following four criteria in accordance with ASC 605-10-S25,  Revenue Recognition: Overall , (i) persuasive evidence that arrangement exists, (ii) shipment has occurred, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured. We report revenues net of any sales, use and value added taxes.

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

Certain agreements with customers in the U.K. include provisions whereby collection of the amounts billed are contingent on the favorable outcome of the claim.  We have deemed these provisions to preclude revenue recognition at the time of performance, as collectability is not reasonably assured and the cash payments are contingent, and is deferring these revenues, net of estimated costs, until the case has been settled, the contingency has been resolved and the cash has been collected.   As of December 31, 2013 and 2014, we had $5.4 million and $4.4 million, respectively, in U.K. net deferred revenues associated with such agreements.

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

We assume, that on average, all accounts receivable will be collected within one year and thus classify these as current assets; however, there are certain receivables, principally in the U.K., that have aged longer than one year as of December 31, 2013 and 2014, and we have recorded an estimate for those receivables that will not be collected within one year as long-term in the Consolidated Balance Sheets.

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

We performed our annual impairment review of goodwill in October 2014 and reviewed subsequent events through December 31, 2014 and determined that the fair value of our reporting units substantially exceed their carrying value, and goodwill was not impaired as of year end. Further, we believe that there have been no facts or circumstances through the date of this filing that indicate an impairment of goodwill exists.

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

We are no longer subject to U.S. federal income or state tax return examinations by tax authorities before 2010 and 2009, respectively. We operate in multiple taxing jurisdictions and face audits from various tax authorities. We remain subject to examination until the statute of limitations expires for the respective tax jurisdiction. We do not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next twelve months. We record interest and penalties related to unrecognized tax benefits in income tax expense.

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

Our expected volatility assumptions are based upon our peer group median implied volatility for 2012 stock option grants, and are based upon the weighted average of our peer group median implied volatility, our mean reversion volatility and the median of our peer group’s most recent historical volatilities for 2013 and 2014 stock option grants. Expected life assumptions are based upon the “simplified” method for those options issued from 2012 to 2014, which were determined to be issued approximately at-the-money. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The following table summarizes the number of stock options granted and outstanding as of December 31, 2014 for the quarterly periods from January 1, 2012 through December 31, 2014, the per share exercise price of the stock options and estimated per share weighted average fair value of stock options:

Quarter ending	Number of shares subject to options granted and outstanding	Weighted average per share exercise price of options	Weighted average per share fair value of options (1)
March 31, 2012	1,333,411	$9.50	$4.23
June 30, 2012	77,781	$12.13	$5.47
September 30, 2012	30,209	$12.59	$5.77
December 31, 2012	18,802	$14.13	$6.54
March 31, 2013	188,199	$14.24	$6.63
June 30, 2013	36,494	$18.00	$8.39
September 30, 2013	51,664	$24.28	$11.52
December 31, 2013	57,033	$26.23	$12.61
March 31, 2014	413,490	$31.46	$15.46
June 30, 2014	5,000	$34.43	$16.58
September 30, 2014	129,150	$35.75	$17.21
December 31, 2014	32,500	$35.66	$17.17

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

Our financial liabilities, which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy as of December 31, 2013 and 2014 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2013
Financial instruments:
Contingent consideration	$—	$—	$(4,834)	$(4,834)
Foreign currency derivative asset	—	61	—	61
Foreign currency derivative liability	—	(683)	—	(683)

As of December 31, 2014
Financial instruments:
Contingent consideration	$—	$—	$(6,587)	$(6,587)
Foreign currency derivative asset	—	272	—	272

 The contingent consideration relates to earnout provisions recorded in conjunction with certain acquisitions completed in 2009, 2013 and 2014 (see Note 3). Of the total increase in fair value of the contingent consideration of $1.8 million in 2014, $6.9 million was added as the result of a 2014 acquisition and, $405,000 was recorded in interest and other expenses, net in the Consolidated Statements of Comprehensive Income (Loss) due to changes in the fair value of the contingent consideration. These increases were offset by $4.7 million settled as cash consideration to satisfy installments related to 2009 and 2014 acquisitions, a purchase accounting adjustment to a 2013 acquisition in the amount of $373,000 for the change in the fair value of the contingent consideration, and approximately $110,000 of the change in value relates to the release of a restriction associated with shares previously issued related to a 2009 acquisition. The remaining change is due to currency fluctuations.

The fair value of the foreign currency derivative was determined using observable market inputs such as foreign currency exchange rates and considers nonperformance risk of we and that of our counterparties.

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

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”) which amends accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists. This new guidance requires entities, if certain criteria are met, to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. We adopted the provisions of this ASU in the first quarter of 2014 and adoption did not have a significant impact on our financial position, results of operations and cash flows.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations: Pushdown Accounting” (“ASU 2014-17”) which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period as a change in accounting principle in accordance with ASC Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 also requires an acquired entity that elects the option to apply pushdown accounting in its separate financial statements to disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. We have adopted the amendments in ASU 2014-17, effective November 18, 2014, as the amendments in the update are effective upon issuance. The adoption of ASU 2014-12 did not have a material impact on our financial position, results of operations and cash flows.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertanties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-05”) which define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Currently, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. This going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. This ASU provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern and the related footnote disclosures. The amendments are effective for the year ending December 31, 2016, and for interim periods beginning the first quarter of 2017, with early application permitted. We plan to adopt the provisions for the year ending December 31, 2016 and will provide such disclosures as required if there are conditions and events that raise substantial doubt about its ability to continue as a going concern. We currently do not expect the adoption to have a material impact on our consolidated financial statements.

There were various other accounting standards and interpretations issued during 2012, 2013 and 2014 we have not yet been required to adopt, none of which are expected to have a material impact on our financial position, results of operations and cash flows.

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

Interest Rate Risk. As of December 31, 2014, we had cash and cash equivalents totaling approximately $9.8 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $389,000 were held in the U.S. Therefore, the U.S. amounts were insured under standard FDIC insurance coverage for deposit accounts up to $250,000, per depositor and account ownership category, at each separately insured depository institution.

Our outstanding debts of $40.4 million and $143.9 million at December 31, 2014 related to indebtedness under our working capital facilities and Senior Secured Revolving Credit Facility, respectively, contain floating interest rates. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase in our variable rate debt would result in a decrease of approximately $1.8 million in our annual pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at December 31, 2014.

Foreign Exchange Risk. As of December 31, 2014, we have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. dollar, namely, the Canadian dollar, the Pound Sterling and the Australian dollar. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently hedge our exposure to foreign currency exchange rate fluctuations related to the Canadian dollar given that the net difference between foreign currency denominated revenue and expenses is immaterial. In the future, however, we may hedge such exposure to foreign currency exchange rate fluctuations in this currency.

Beginning in the second quarter of 2013, in order to protect against foreign currency exposure in our Australian operations, we entered into forward foreign currency contracts as a hedge of AUD $60.0 million of our net investment in Australia. Beginning in the third quarter of 2013, we also entered into forward foreign currency contracts as a hedge of £40.0 million of our net investment in the U.K. We settled certain of its hedge positions during the 2013 and 2014 years and received $1.4 million and $4.0 million, respectively, in net proceeds. This amount was classified in accumulated other comprehensive income in our Consolidated Balance Sheet (see Note 2), offsetting the currency translation adjustment of the related net investment that is also recorded in accumulated other comprehensive loss, and is reported net of the effect of income taxes. As of December 31, 2014, we had a net asset of $272,000 recorded in other current assets with the offsetting net unrealized gain being recorded in accumulated other comprehensive loss in our Consolidated Balance Sheets associated with open forward foreign currency contracts which matured in January of 2015.

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

As of December 31, 2014 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

The management of ExamWorks is responsible for establishing and maintaining adequate internal control over financial reporting, as such is defined in Rules 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. The Company’s internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

ExamWorks’ management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, using the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (“COSO 1992”). The objective of this assessment is to determine whether the Company’s internal control over financial reporting was effective as of December 31, 2014. ExamWorks’ management has concluded that, as of December 31, 2014, its internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles.

During 2014, the Company acquired Newton Medical Group (“Newton”), Cheselden, G&L Intermediate Holdings (“Gould & Lamb”), Assess Medical Group Pty Ltd (“Assess”), Solomon Associates (“Solomon”), Ability Services Network (“ASN”) and Expert Medical Opinions (“EMO”). Refer to Note 3 of the Notes to consolidated financial statements for additional information regarding these acquisitions. As permitted by related SEC Staff interpretive guidance for newly acquired businesses, the Company excluded the Cheselden, Gould & Lamb, Assess, ASN and EMO acquisitions from management’s annual assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. These acquisitions constituted 19.6% of total assets as of December 31, 2014 and 6.7% of revenues for the year then ended. These businesses will be included in future evaluations of the effectiveness of the Company’s internal controls and procedures when these systems have been implemented in 2015.

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

2.8*

Stock Purchase Agreement dated as of June 6, 2014, by and among ExamWorks, Inc. and the shareholders of Ability Services Network, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 9, 2014).

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

10.7

Form of Indemnification Agreement between ExamWorks, Inc. and its officers and directors (filed as Exhibit 10.7 to Amendment No. 3 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2010 and incorporated by reference herein).

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

10.23

Sales Finance Agreement by and between UK Independent Medical Services Ltd and Barclays Bank PLC, dated September 29, 2010 (filed as Exhibit 10.23 to Form 10-K filed with the Securities and Exchange Commission on March 6, 2014 and incorporated by reference herein).

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

SCHEDULE II

EXAMWORKS GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

 (In thousands)

	Beginning Balance	Charged to Costs and Expenses	Deductions	Acquisitions	Ending Balance
Year ended December 31, 2012 Allowance for doubtful accounts	$2,662	$2,852	$(1,370)	$215	$4,359

Year ended December 31, 2013 Allowance for doubtful accounts	4,359	4,751	(1,656)	(246)	7,208

Year ended December 31, 2014 Allowance for doubtful accounts	$7,208	$5,727	$(3,004)	$—	$9,931

All financial statement schedules not listed are omitted because they are inapplicable or the requested information is shown in the financial statements of the Registrant or in the related notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2014 to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of March 2015.

EXAMWORKS GROUP, INC.

By:	/s/ J. Miguel Fernandez de Castro
J. Miguel Fernandez de Castro
Senior Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Perlman	Chairman of the Board and Director	March 2, 2015
Richard E. Perlman

/s/ James K. Price	Chief Executive Officer and	March 2, 2015
James K. Price	Director (Principal Executive Officer)

/s/ J. Miguel Fernandez de Castro	Chief Financial Officer and Senior Executive	March 2, 2015
J. Miguel Fernandez de Castro	Vice President (Principal Financial and
Accounting Officer)

/s/ Peter B. Bach	Director	March 2, 2015
Peter B. Bach

/s/ Peter M. Graham	Director	March 2, 2015
Peter M. Graham

/s/ J. Thomas Presby	Director	March 2, 2015
J. Thomas Presby

/s/ William A. Shutzer	Director	March 2, 2015
William A. Shutzer

/s/ David B. Zenoff	Director	March 2, 2015
David B. Zenoff

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ExamWorks Group, Inc.:

We have audited the accompanying consolidated balance sheets of ExamWorks Group, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule included in Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ExamWorks Group, Inc. and subsidiaries as of December 31, 2013 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ExamWorks Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia
March 2, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ExamWorks Group, Inc.:

We have audited ExamWorks Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ExamWorks Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ExamWorks Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

ExamWorks Group, Inc. acquired Cheselden, G&L Intermediate Holdings, Assess Medical Group Pty Ltd, Ability Services Network and Expert Medical Opinions during 2014, and management excluded from its assessment of the effectiveness of ExamWorks Group, Inc.’s internal control over financial reporting as of December 31, 2014, Cheselden, G&L Intermediate Holdings, Assess Medical Group Pty Ltd, Ability Services Network and Expert Medical Opinions’ internal control over financial reporting associated with 19.6% of total assets and 6.7% of total revenues included in the consolidated financial statements of ExamWorks Group, Inc. and subsidiaries as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of ExamWorks Group, Inc. also excluded an evaluation of the internal control over financial reporting of Cheselden, G&L Intermediate Holdings, Assess Medical Group Pty Ltd, Ability Services Network and Expert Medical Opinions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ExamWorks Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Atlanta, Georgia
March 2, 2015

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2013	2014
Assets
Current assets:
Cash and cash equivalents	$12,829	$9,751
Accounts receivable, net	169,905	203,189
Prepaid expenses	5,785	13,805
Deferred tax assets	433	3,776
Other current assets	1,298	1,437
Total current assets	190,250	231,958
Property, equipment and leasehold improvements, net	10,950	15,726
Goodwill	369,312	495,679
Intangible assets, net	94,864	102,583
Long-term accounts receivable, less current portion	35,952	46,401
Deferred tax assets, noncurrent	21,491	29,682
Deferred financing costs, net	8,193	6,169
Other assets	1,501	1,946
Total assets	$732,513	$930,144
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$52,672	$57,033
Accrued expenses	38,448	53,978
Accrued interest expense	10,431	10,667
Deferred revenue	5,795	6,402
Subordinated unsecured notes payable	318	—
Current portion of contingent earnout obligation	2,032	4,473
Current portion of working capital facilities	—	40,396
Other current liabilities	6,438	6,950
Total current liabilities	116,134	179,899
Senior unsecured notes payable	250,000	250,000
Senior secured revolving credit facility and working capital facilities, less current portion	82,970	143,853
Long-term contingent earnout obligation, less current portion	2,373	2,114
Other long-term liabilities	8,165	9,403
Total liabilities	459,642	585,269
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; Authorized 50,000 shares; no shares issued and outstanding at December 31, 2013 and December 31, 2014	—	—
Common stock, $0.0001 par value; Authorized 250,000 shares; issued and outstanding 36,928 and 40,371 shares at December 31, 2013 and December 31, 2014, respectively	4	4
Additional paid-in capital	333,996	403,945
Accumulated other comprehensive loss	(5,937)	(14,376)
Accumulated deficit	(46,704)	(36,210)
Treasury stock, at cost; Outstanding 905 shares at December 31, 2013 and December 31, 2014	(8,488)	(8,488)
Total stockholders’ equity	272,871	344,875
Total liabilities and stockholders' equity	$732,513	$930,144

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share amounts)

	For the years ended December 31,
	2012	2013	2014

Revenues	$521,237	$616,016	$775,615
Costs and expenses:
Costs of revenues	344,051	405,329	497,038
Selling, general and administrative expenses	113,510	133,870	171,197
Depreciation and amortization	58,551	62,748	60,280
Total costs and expenses	516,112	601,947	728,515
Income from operations	5,125	14,069	47,100
Interest and other expenses, net:
Interest expense, net	27,968	29,531	31,977
Other (income) expense, net	(226)	211	194
Gain on interest rate swap	(225)	(101)	—
Realized foreign currency loss	534	—	—
Total interest and other expenses, net	28,051	29,641	32,171
Income (loss) before income taxes	(22,926)	(15,572)	14,929
Provision (benefit) for income taxes	(7,987)	(5,356)	4,435
Net income (loss)	$(14,939)	$(10,216)	$10,494

Comprehensive Income (Loss):
Net income (loss)	$(14,939)	$(10,216)	$10,494
Foreign currency translation adjustments, net of tax	4,612	(9,120)	(8,439)
Total comprehensive income (loss)	$(10,327)	$(19,336)	$2,055

Per share data:
Net income (loss) per share:
Basic	$(0.44)	$(0.29)	$0.27
Diluted	$(0.44)	$(0.29)	$0.25

Weighted average number of common shares outstanding:
Basic	34,141	35,315	38,656
Diluted	34,141	35,315	41,232

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Series A convertible preferred stock		Common stock		Treasury stock	Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Amount	capital	income (loss)	deficit	equity
Balances at December 31, 2011	—	—	34,091	3	(7,263)	268,162	(1,429)	(21,549)	237,924
Issuance of common stock for the exercise of options and warrants	—	—	303	—	—	2,258	—	—	2,258
Issuance of common stock, from treasury for acquisitions	—	—	6	—	58	27	—	—	85
Issuance of common stock for services	—	—	47	—	—	—	—	—	—
Shares recovered relating to acquisitions	—	—	(67)	—	(896)	—	—	—	(896)
Share-based compensation	—	—	—	—	—	12,649	—	—	12,649
Excess tax benefit on share-based compensation	—	—	—	—	—	2,853	—	—	2,853
Net loss	—	—	—	—	—	—	—	(14,939)	(14,939)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	4,612	—	4,612
Stock repurchases under stock repurchase programs	—	—	(39)	—	(387)	—	—	—	(387)
Other	—	—	—	—	—	(11)	—	—	(11)
Balances at December 31, 2012	—	$—	34,341	$3	$(8,488)	$285,938	$3,183	$(36,488)	$244,148
Issuance of common stock for the exercise of options and warrants	—	—	2,297	1	—	24,261	—	—	24,262
Issuance of common stock for services	—	—	290	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	17,187	—	—	17,187
Excess tax benefit on share-based compensation	—	—	—	—	—	6,610	—	—	6,610
Net loss	—	—	—	—	—	—	—	(10,216)	(10,216)
Other comprehensive loss:	—	—		—	—		—
Foreign currency translation adjustments	—	—	—	—	—	—	(9,120)	—	(9,120)
Balances at December 31, 2013	—	$—	36,928	$4	$(8,488)	$333,996	$(5,937)	$(46,704)	$272,871
Issuance of common stock for the exercise of options and warrants	—	—	3,008	—	—	42,437	—	—	42,437
Issuance of common stock for services	—	—	435	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	18,225	—	—	18,225
Excess tax benefit on share-based compensation	—	—	—	—	—	9,287	—	—	9,287
Net income	—	—	—	—	—	—	—	10,494	10,494
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	—	(8,439)	—	(8,439)
Balances at December 31, 2014	—	$—	40,371	$4	$(8,488)	$403,945	$(14,376)	$(36,210)	$344,875

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2012	2013	2014
Operating activities:
Net income (loss)	$(14,939)	$(10,216)	$10,494
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on interest rate swap	(225)	(101)	—
Depreciation and amortization	58,551	62,748	60,280
Amortization of deferred rent	(82)	(370)	(112)
Share-based compensation	13,756	17,157	20,024
Excess tax benefit related to share-based compensation	(2,853)	(6,610)	(9,287)
Provision for doubtful accounts	2,852	4,751	5,727
Amortization of deferred financing costs	2,190	2,191	2,317
Deferred income taxes	(21,201)	(18,021)	(19,546)
Other	(31)	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(24,666)	(31,112)	(49,437)
Prepaid expenses and other current assets	(64)	(552)	(7,505)
Accounts payable and accrued expenses	8,300	15,625	31,642
Accrued interest expense	671	(487)	236
Deferred revenue and customer deposits	2,425	1,676	226
Other liabilities	93	(324)	140
Net cash provided by operating activities	24,777	36,355	45,199
Investing activities:
Cash paid for acquisitions, net	(108,970)	(3,318)	(187,402)
Purchases of building, equipment and leasehold improvements, net	(5,841)	(6,544)	(10,894)
Working capital and other settlements for acquisitions	427	(569)	(2,331)
Proceeds from foreign currency net investment hedges	—	1,421	4,006
Other	—	(1,144)	(1,542)
Net cash used in investing activities	(114,384)	(10,154)	(198,163)
Financing activities:
Borrowings under senior secured revolving credit facility	170,640	142,473	299,255
Proceeds from the exercise of options and warrants	2,258	24,261	42,437
Excess tax benefit related to share-based compensation	2,853	6,610	9,287
Net borrowings (repayments) under working capital facilities	(6,279)	2,772	4,939
Purchases of stock for treasury	(387)	—	—
Payment of deferred financing costs	(1,074)	(172)	(263)
Repayment of subordinated unsecured notes payable	(2,193)	(270)	(333)
Repayment of contingent earnout obligation	—	—	(4,362)
Repayments under senior secured revolving credit facility	(76,000)	(196,746)	(200,429)
Other	(94)	—	(53)
Net cash provided by (used in) financing activities	89,724	(21,072)	150,478
Exchange rate impact on cash and cash equivalents	94	(927)	(592)
Net increase (decrease) in cash and cash equivalents	211	4,202	(3,078)
Cash and cash equivalents, beginning of year	8,416	8,627	12,829
Cash and cash equivalents, end of year	$8,627	$12,829	$9,751

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for acquisitions	$85	$—	$—

Supplemental disclosures of cash flow information:
Cash paid for interest	$25,214	$27,495	$28,876
Cash paid for income taxes	8,913	8,967	3,510

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2013 and 2014

(1)               Nature of Operations and Basis of Presentation

ExamWorks Group, Inc. (“ExamWorks” or the “Company”) is a leading provider of independent medical examinations (“IMEs”), peer and bill reviews, Medicare compliance, case management and other related services (“IME services” or the “IME industry”). ExamWorks, Inc. was incorporated as a Delaware corporation on April 27, 2007. Since 2008 through the date of this filing, ExamWorks completed 50 acquisitions. As of December 31, 2014, ExamWorks, Inc. operated out of 65 service centers serving all 50 United States, Canada, the United Kingdom and Australia.

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

(c)               Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2013 and 2014.

(d)               Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts owed to the Company for services provided in the normal course of business and are reported net of allowance for doubtful accounts, which amounted to $7.2 million and $9.9 million as of December 31, 2013 and 2014, respectively. Generally, no collateral is received from customers and additions to the allowance are based on ongoing credit evaluations of customers with general credit experience being within the range of management’s expectations. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off.  The Company assumes, that on average, all accounts receivable will be collected within one year and thus classifies these as current assets; however there are certain receivables, principally in the U.K., that have aged longer than one year as of December 31, 2013 and 2014, and the Company has recorded an estimate for those receivables that will not be collected within one year as long-term in the Consolidated Balance Sheets.

(e)               Concentrations of Credit Risk

The Company routinely assesses the financial strength of its customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. For the years ended December 31, 2012, 2013 and 2014, no individual customer accounted for more than 10% of revenues. At December 31, 2013 there was an individual customer that accounted for approximately 11% of the accounts receivable balance. At December 31, 2014, there was an individual customer that accounted for approximately 14% of the accounts receivable balance.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2013 and 2014

As of December 31, 2014, the Company had cash and cash equivalents totaling approximately $9.8 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $389,000 were held in the U.S. The U.S. amounts were insured under standard FDIC insurance coverage for deposit accounts up to $250,000, per depositor and account ownership category, at each separately insured depository institution.

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

(g)               Long-Lived Assets

In accordance with Impairment or Disposal of Long-Lived Assets, Subsections of Financial Accounting Standards Board (“FASB”) ASC Subtopic 360-10 (“ASC 360”),  Property, Plant, and Equipment — Overall , long-lived assets, such as equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models (using market participant assumptions), quoted market values and third-party independent appraisals, as considered necessary. At December 31, 2013 and 2014, no impairment was noted.

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

The Company performed its annual impairment review of goodwill in October of 2013 and 2014 and it was determined that the carrying amount of goodwill was not impaired as the fair value of the reporting units substantially exceeded their carrying values and there have been no subsequent developments that would indicate impairment exists as of December 31, 2014. The goodwill impairment review will continue to be performed annually or more frequently if facts and circumstances warrant a review.

ASC 350 also requires that intangible assets with definite lives be amortized over their estimated useful lives. Currently, customer relationships, trade names, covenants not-to-compete and technology are amortized using the straight-line method over estimated useful lives.

(i)                Deferred Financing Costs

In November 2010, the Company entered in to a senior secured revolving credit facility with Bank of America N.A. (“Senior Secured Revolving Credit Facility”) (see Note 10) and has incurred deferred financing costs of $8.3 million, of which $654,000, $56,000 and $263,000 were incurred in the years ended December 31, 2012, 2013 and 2014, respectively.  In July 2011, the Company reduced the aggregate revolving commitments under the Senior Secured Revolving Credit Facility by $37.5 million for a maximum commitment of $262.5 million.  In conjunction with this reduction, the Company recognized debt extinguishment costs of approximately $621,000 in July 2011 for the unamortized portion of the loan costs which were recorded as other interest expense in accordance with ASC topic 470,  Debt  (“ASC 470”).

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2013 and 2014

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

The Company amortized $2.2 million for each of the years ended December 31, 2012, and 2013, and $2.3 million for the year ended December 31, 2014, respectively, to interest expense.

(j)                Deferred Rents

The Company entered into various leases for offices that have certain escalation clauses or other features which require rental expense to be recognized on a straight-line basis over the life of the lease. As of December 31, 2013, and 2014, the deferred rent balance was $2.0 million and $2.6 million, respectively, and is included in other current and long-term liabilities in the accompanying Consolidated Balance Sheets.

(k)               Revenue Recognition

Revenue related to IMEs, peer reviews, bill reviews, administrative support services and Medicare compliance is recognized at the time services have been performed and the report is shipped to the end user. The Company believes that recognizing revenue at the time the report is shipped is appropriate because the Company’s revenue policies meet the following four criteria in accordance with ASC 605-10-S25,  Revenue Recognition: Overall,  (i) persuasive evidence that arrangement exists, (ii) shipment has occurred, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured. The Company reports revenues net of any sales, use and value added taxes.

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

Certain agreements with customers in the U.K. include provisions whereby collection of the amounts billed are contingent on the favorable outcome of the claim.  The Company has deemed these provisions to preclude revenue recognition at the time of performance, as collectability is not reasonably assured and the cash payments are contingent, and is deferring these revenues, net of estimated costs, until the case has been settled, the contingency has been resolved and the cash has been collected.   As of December 31, 2013 and 2014, the Company had $5.4 million and $4.4 million, respectively, in U.K. net deferred revenues associated with such agreements.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2013 and 2014

(n)               Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred and amounted to $2.9 million for each of the years ended December 31, 2012 and 2013, and $3.4 million for the year ended December 31, 2014, respectively, and are included in selling, general and administrative ("SGA") expenses in the accompanying Consolidated Statements of Comprehensive Income (Loss).

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

(q)               Income (Loss) Per Common Share

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

For the years ended December 31, 2012 and 2013, the potentially dilutive securities include options, warrants, shares of restricted stock with a service restriction not yet satisfied and RSUs exercisable into 10.0 million and 8.4 million shares of common stock, respectively. For the years ended December 31, 2012 and 2013, all of the potentially dilutive securities were excluded from the calculation of shares applicable to loss per share, because their inclusion would have been anti-dilutive.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2013 and 2014

The following table sets forth basic and diluted net income per share computational data for the year ended December 31, 2014 (amounts in thousands):

Year ended December 31, 2014
Net income	$10,494

Weighted average basic shares outstanding:
Common stock	38,656

Weighted average diluted shares outstanding:
Common stock	38,656
Dilutive securities	2,576
Total	41,232

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

The Company’s expected volatility assumptions are based upon the Company’s peer group median implied volatility for 2012 stock option grants, and are based upon the weighted average of the Company’s peer group median implied volatility, the Company’s mean reversion volatility and the median of the Company’s peer group’s most recent historical volatilities for 2013 and 2014 stock option grants. Expected life assumptions are based upon the “simplified” method as for those options issued from 2012 to 2014, which were determined to be issued approximately at-the-money. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The assumptions utilized for stock option grants during 2012, 2013 and 2014 were as follows:

	2012			2013			2014
Volatility	45.86	–	48.36%	48.37	–	49.10%	48.59	–	49.27%
Expected life (years)		6.00			6.00			6.00
Risk-free interest rate	0.83	–	1.15%	0.97	–	1.73%	1.81	–	2.08%
Dividend yield		—			—			—
Fair value	$4.23	–	6.54	$6.63	–	12.61	$14.71	–	17.26

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

December 31, 2012, 2013 and 2014

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

In 2014, the Company issued approximately 630,000 stock option awards to employees.  The weighted average fair value of each stock option was $15.98 per option and the aggregate fair value was $10.1 million.  All of these awards vest over a three-year period, with the exception of approximately 43,000 awards which vest over a four-year period.  Additionally, all these options could vest earlier in the event of a change in control or merger or other acquisition.  Share-based compensation expense related to stock option awards was $8.2 million for the year ended December 31, 2014, of which $2.0 million was included in costs of revenues and $6.2 million was recorded in SGA expenses.

At December 31, 2013 and 2014, the unrecognized compensation expense related to stock option awards was $10.0 million and $8.9 million, respectively, with a remaining weighted average life of 1.4 years and 1.7 years, respectively.

A summary of option activity for the years ended December 31, 2012, 2013 and 2014 follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2011	7,371,304	$12.48
Options granted	2,933,701	10.28
Options forfeited	(552,228)	15.28
Options exercised	(289,120)	8.46
Outstanding at December 31, 2012	9,463,657	$11.76
Options granted	621,100	18.16
Options forfeited	(520,139)	15.38
Options exercised	(2,229,873)	10.85
Outstanding at December 31, 2013	7,334,745	$12.33
Options granted	629,775	32.72
Options forfeited	(204,348)	20.42
Options exercised	(2,794,225)	15.20
Outstanding at December 31, 2014	4,965.947	$12.96	6.6	$142,193

Exercisable at December 31, 2014	3,676,807	$9.95	6.0	$116,347
Expected to vest after December 31, 2014	1,095,769	$21.54	8.3	$21,969

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable. Options expected to vest are unvested shares net of expected forfeitures. The total intrinsic value of stock options exercised was approximately $1.3 million, $26.7 million and $54.3 million during the years ended December 31, 2012, 2013 and 2014, respectively. There were approximately 4.2 million options exercisable as of December 31, 2012 with a per share weighted average exercise price of $9.62 per option and approximately 4.7 million options exercisable as of December 31, 2013 with a weighted average exercise price of $11.29 per option.

Restricted Stock and Restricted Stock Units

The Company has granted members of the Board of Directors, certain employees and outside consultants, time lapse restricted stock and RSUs which vest after a stipulated number of years from the grant date depending on the terms of the issue. The fair value of shares of restricted stock and RSUs is determined based upon the market price of the underlying common stock as of the date of grant. Time lapse restricted shares issued and RSUs vest over one, two and three-year periods. The agreements under which the restricted stock and RSUs are issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the stock plans have been satisfied. The restriction on a majority of these awards could expire earlier than the stipulated time frame in the event of a change in control or merger or other acquisition. Share-based compensation expense related to shares of restricted stock and RSUs was $662,000, $4.0 million and $8.5 million for the years ended December 31, 2012, 2013 and 2014, respectively, all of which is included in SGA expenses.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2013 and 2014

The following is a summary of restricted share and RSU activity for the years ended December 31, 2012, 2013 and 2014:

	Number of awards	Weighted average grant date fair value
Non-vested awards at December 31, 2011	42,423	$13.55
Awards granted	187,270	13.73
Awards vested	(40,281)	13.74
Awards forfeited	—	—
Non-vested awards at December 31, 2012	189,412	$13.68
Awards granted	668,885	15.78
Awards vested	(77,513)	13.30
Awards forfeited	(26,570)	14.06
Non-vested awards at December 31, 2013	754,214	$15.57
Awards granted	573,818	34.08
Awards vested	(376,753)	17.39
Awards forfeited	(70,846)	33.00
Non-vested awards at December 31, 2014	880,433	$25.46

The total fair value of vested RSUs and shares of restricted stock during the years ended December 31, 2012, 2013 and 2014 was $553,000, $1.0 million and $6.6 million, respectively. At December 31, 2013 and 2014, total unrecognized compensation costs related to non-vested restricted shares and RSUs was $7.5 million and $15.6 million, respectively which is expected to be recognized over a weighted average period of 1.9 years and 1.6 years, respectively.

During the years ended December 31, 2012 and 2013, the Company recorded share-based compensation expense of $1.1 million in each year, and during the year ended December 31, 2014, the Company recorded share-based compensation expense of $3.3 million, respectively, related to annual incentive compensation plans, all of which was recorded in SGA expenses. The 2012 obligation was settled in February 2013 via the issuance of approximately 75,000 restricted stock units, and the 2013 obligation was settled in February 2014 via the issuance of approximately 83,000 shares of restricted stock. The 2014 obligation is recorded as accrued expenses in the accompanying Consolidated Balance Sheets.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2013 and 2014

The Company’s financial assets and (liabilities), which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy at December 31, 2013 and 2014, and are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2013
Financial instruments:
Contingent consideration	$—	$—	$(4,834)	$(4,834)
Foreign currency derivative asset	—	61	—	61
Foreign currency derivative liability	—	(683)	—	(683)

As of December 31, 2014
Financial instruments:
Contingent consideration	$—	$—	$(6,587)	$(6,587)
Foreign currency derivative asset	—	272	—	272

 The contingent consideration relates to earnout provisions recorded in conjunction with certain acquisitions completed in 2009, 2013 and 2014 (see Note 3). Of the total increase in fair value of the contingent consideration of $1.8 million in 2014, $6.9 million was added as the result of a 2014 acquisition and, $405,000 was recorded in interest and other expenses, net in the Consolidated Statements of Comprehensive Income (Loss) due to changes in the fair value of the contingent consideration. These increases were offset by $4.7 million settled as cash consideration to satisfy installments related to 2009 and 2014 acquisitions, a purchase accounting adjustment to a 2013 acquisition in the amount of $373,000 for the change in the fair value of the contingent consideration, and approximately $110,000 of the change in value relates to the release of a restriction associated with shares previously issued related to a 2009 acquisition. The remaining change is due to currency fluctuations.

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

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Foreign Currency Translation	Net investment hedge - foreign exchange contract	Net investment hedge - Australian denominated debt	Total
Balance at December 31, 2012	$3,356	$—	$(173)	$3,183
Change during 2013:
Before-tax amount	(14,706)	799	626	(13,281)
Tax (expense) benefit	4,725	(316)	(248)	4,161
Total activity in 2013	(9,981)	483	378	(9,120)
Balance at December 31, 2013	$(6,625)	$483	$205	$(5,937)
Change during 2014:
Before-tax amount	(16,923)	4,900	—	(12,023)
Tax (expense) benefit	5,522	(1,938)	—	3,584
Total activity in 2014	(11,401)	2,962	—	(8,439)
Balance at December 31, 2014	$(18,026)	$3,445	$205	$(14,376)

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2013 and 2014

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

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”) which amends accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists. This new guidance requires entities, if certain criteria are met, to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The Company adopted the provisions of this ASU in the first quarter of 2014 and adoption did not have a significant impact on its financial position, results of operations and cash flows.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations: Pushdown Accounting” (“ASU 2014-17”) which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period as a change in accounting principle in accordance with ASC Topic 250, “Accounting Changes and Error Corrections”. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 also requires an acquired entity that elects the option to apply pushdown accounting in its separate financial statements to disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. The Company has adopted the amendments in ASU 2014-17, effective November 18, 2014, as the amendments in the update are effective upon issuance. The adoption of ASU 2014-12 did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertanties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-05”) which define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Currently, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. This going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. This ASU provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern and the related footnote disclosures. The amendments are effective for the year ending December 31, 2016, and for interim periods beginning the first quarter of 2017, with early application permitted. The Company plans to adopt the provisions for the year ending December 31, 2016 and will provide such disclosures as required if there are conditions and events that raise substantial doubt about its ability to continue as a going concern. The Company currently does not expect the adoption to have a material impact on its consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2013 and 2014

There were various other accounting standards and interpretations issued during 2012, 2013 and 2014 the Company has not yet been required to adopt, none of which are expected to have a material impact on its financial position, results of operations and cash flows.

  (3)             Acquisitions

ExamWorks operates in a highly fragmented industry and has completed 50 acquisitions since July 14, 2008 through the date of this filing. A key component of ExamWorks’ acquisition strategy is growth through acquisitions that expand its geographic coverage, that provide new or complementary lines of business, expand its portfolio of services and that increase its market share.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2013 and 2014

The final allocation of consideration for these acquisitions is summarized as follows (in thousands):

	Preliminary purchase price allocation December 31, 2012	Adjustments/ reclassifications	Final purchase price allocation December 31, 2013
Equipment and leasehold improvements	850	—	850
Customer relationships	44,413	—	44,413
Tradename	11,901	—	11,901
Covenants not to compete	313	—	313
Technology	666	—	666
Goodwill	60,373	5,606	65,979
Net deferred tax liability associated with step-up in book basis	(9,610)	(5,836)	(15,446)
Assets acquired and liabilities assumed, net	269	580	849
Totals	109,175	350	109,525

In 2013, the Company finalized the purchase price allocation and recorded adjustments to working capital resulting in an increase in total consideration paid of $350,000. Additionally, the Company recorded adjustments relating to the final estimated tax values associated with foreign tax limitations. Goodwill of $59.1 million and other intangible assets of $50.2 million are expected to be deductible for U.S. federal income tax purposes, a portion of which are subject to the provisions of IRC Section 901(m) which contain foreign tax credit limitations.

(b)               2013 Acquisitions

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

Company name	Form of acquisition	Date of acquisition
AGS Risk Limited (United Kingdom)	Substantially all of the assets and assumed certain liabilities	December 10, 2013
Evaluation Resource Group (United States)	Substantially all of the assets and assumed certain liabilities	December 20, 2013

The final allocation of consideration for these acquisitions is summarized as follows (in thousands):

	Preliminary purchase price allocation December 31, 2013	Adjustments/ reclassifications	Final purchase price allocation December 31, 2014
Equipment and leasehold improvements	130	—	130
Customer relationships	3,141	—	3,141
Tradename	710	—	710
Goodwill	3,024	(309)	2,715
Assets acquired and liabilities assumed, net	688	(64)	624
Totals	7,693	(373)	7,320

In 2014, the Company finalized the purchase price allocation and recorded adjustments to contingent consideration resulting in a decrease in total consideration paid of $373,000. Goodwill of $2.8 million and other intangible assets of $3.9 million are expected to be deductible for U.S. federal income tax purposes.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2013 and 2014

(c)                2014 Acquisitions

In 2014, the Company completed the following individually insignificant acquisitions, as defined in SEC Regulation S-X Rule 3-05, with an aggregate purchase price of $194.7 million, comprised of $188.9 million cash consideration less cash acquired of $1.1 million, and $6.9 million of contingent consideration. In conjunction with these 2014 acquisitions, the Company incurred transaction costs of $1.6 million, of which $569,000 and $1.0 million was incurred in the years ended December 31, 2013 and 2014, respectively. These amounts are reported in SGA expenses in the Company’s accompanying Consolidated Statements of Comprehensive Income (Loss). These acquisitions enhanced and expanded the presence of the service offerings of the Company.

Company name	Form of acquisition	Date of acquisition
Newton Medical Group (United States)	Substantially all of the assets and assumed certain liabilities	January 13, 2014
Cheselden (United Kingdom)	100% of the outstanding share capital	January 16, 2014
G&L Intermediate Holdings (“Gould & Lamb”) (United States)	100% of the outstanding common stock	February 3, 2014
Assess Medical Group Pty Ltd (Australia)	100% of the outstanding common stock	February 14, 2014
Solomon Associates (United States)	Substantially all of the assets and assumed certain liabilities	May 30, 2014
Ability Services Network (United States)	100% of the outstanding common stock	June 6, 2014
Expert Medical Opinions (United States)	Substantially all of the assets and assumed certain liabilities	August 22, 2014

The preliminary allocation of consideration for these acquisitions is summarized as follows (in thousands):

Preliminary purchase price allocation December 31, 2014
Equipment and leasehold improvements	$886
Customer relationships	50,216
Tradename	10,342
Covenants not to compete	590
Technology	1,870
Goodwill	136,034
Net deferred tax liability associated with step-up in book basis	(9,041)
Assets acquired and liabilities assumed, net	3,785
Total	$194,682

Goodwill of $116.5 million and other intangible assets of $36.7 million are expected to be deductible for U.S. federal income tax purposes, a portion of which are subject to the provisions of IRC Section 901(m) which contain foreign tax credit limitations. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. The 2014 acquisitions contributed $63.9 million in revenues and $2.0 million in operating losses, respectively, for the year ended December 31, 2014.

(d)               Pro forma Financial Information

The following unaudited pro forma results of operations for the years ended December 31, 2013 and 2014 assumes that the 2013 acquisitions were completed on January 1, 2012 and the 2014 acquisitions were completed on January 1, 2013.

For the years ended December 31, 2013 and 2014, the pro forma results include adjustments to reflect interest expense of $(3.3) million and $103,000, respectively, associated with the termination of prior debt instruments and funding of the acquisitions assuming that acquisition related debt was incurred as referenced above.  In addition, incremental depreciation and amortization expense was recorded as if the acquisitions had occurred on the dates referenced above and amounted to $17.7 million and $3.4 million for the years ended December 31, 2013 and 2014, respectively.  Finally, adjustments of $7.3 million and $5.6 million were made to reduce SGA expenses for the years ended December 31, 2013 and 2014, respectively, principally related to certain salary and other personal  expenses attributable to the previous owners and employees of the acquired businesses.  These adjustments represent contractual reductions and are considered to be non-recurring and are not expected to have a continuing impact on the operations of the Company.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2013 and 2014

	Years ended December 31,
	2013	2014
	(In thousands, except per share data)
Pro forma revenues	$707,064	$798,337
Pro forma net income (loss)	(10,144)	10,900

Pro forma net income (loss) per share - basic	$(0.29)	$0.28
Pro forma net income (loss) per share - diluted	$(0.29)	$0.26

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective as of January 1 of the respective years or of future operations of the Company.

(4)               Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements at December 31, 2013 and 2014, consist of the following (in thousands):

	Estimated useful lives			December 31,
	(years)			2013	2014
Building		15		$600	$2,553
Computer and office equipment		3		19,551	19,160
Furniture and fixtures	3	to	5	3,364	4,274
Leasehold improvements		Lease term		3,251	4,836
				26,766	30,824
Less accumulated depreciation and amortization				15,816	15,098
Totals				$10,950	$15,726

Depreciation expense was $5.5 million, $5.7 million and $6.5 million for the years ended December 31, 2012, 2013 and 2014, respectively.

 (5)              Goodwill and Intangible Assets

Goodwill by segment at December 31, 2013 and 2014 consists of the following (in thousands) (1):

	United		United
	States	Canada	Kingdom	Australia	Total
Balance at December 31, 2012	$266,521	$21,041	$36,118	$46,463	$370,143
Goodwill acquired during the year	350	—	2,674	—	3,024
Adjustments to prior year acquisitions	6,199	—	—	(592)	5,607
Effect of foreign currency translation	—	(1,762)	801	(8,501)	(9,462)
Balance at December 31, 2013	273,070	19,279	39,593	37,370	369,312
Goodwill acquired during the year	128,426	—	1,640	5,968	136,034
Adjustments to prior year acquisitions	64	—	(324)	—	(260)
Effect of foreign currency translation	—	(2,101)	(2,555)	(4,751)	(9,407)
Balance at December 31, 2014	$401,560	$17,178	$38,354	$38,587	$495,679

(1)	Goodwill recorded in connection with certain tax benefits to be realized in the Company’s U.S. income tax returns has been reflected in the United States segment.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2013 and 2014

Intangible assets at December 31, 2013 and 2014, consist of the following (in thousands):

				December 31, 2013
	Estimated useful lives (months)			Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	40	to	60	$201,395	$(132,153)	$69,242
Tradenames	45	to	84	59,813	(36,164)	23,649
Covenants not to compete		36		4,714	(2,986)	1,728
Technology	24	to	40	7,507	(7,262)	245
Totals				$273,429	$(178,565)	$94,864

				December 31, 2014
	Estimated useful lives (months)			Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	40	to	60	$244,211	$(167,943)	$76,268
Tradenames	45	to	84	68,264	(45,901)	22,363
Covenants not to compete		36		6,761	(4,116)	2,645
Technology	24	to	40	9,188	(7,881)	1,307
Totals				$328,424	$(225,841)	$102,583

The aggregate intangible amortization expense was $53.0 million, and $57.0 million and $53.8 million for the years ended December 31, 2012, 2013 and 2014, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Amount
Years ended December 31:
2015	$46,827
2016	33,363
2017	20,625
2018	1,382
2019	386
Total	$102,583

(6)               Accrued Expenses

Accrued expenses at December 31, 2013 and 2014 consist of the following (in thousands):

	December 31,
	2013	2014
Accrued compensation and benefits	$9,056	$15,041
Accrued selling and professional fees	4,317	4,202
Accrued income, value added and other taxes	17,164	26,576
Accrued medical panel fees	3,460	4,391
Other accrued expenses	4,451	3,768
Totals	$38,448	$53,978

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2013 and 2014

(7)               Stockholders’ Equity

(a) 2012 Transactions

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

(b) 2013 Transactions

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

(c) 2014 Transactions

During the year ended December 31, 2014, the Company issued approximately 2.8 million shares of common stock to settle stock options exercised during the year.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2013 and 2014

During the year ended December 31, 2014, the Company issued approximately 204,000 shares of common stock to settle warrants exercised during the period.

During the year ended December 31, 2014, the Company issued approximately 98,000 shares of restricted stock with a fair value of $3.0 million to certain officers and employees for services to be provided during the next three years. The Company is recording the expense related to these awards in SGA expenses over the requisite service period.

During the year ended December 31, 2014, the Company issued approximately 16,000 shares of restricted stock with a fair value of $555,000 to members of the Board of Directors as compensation for services to be provided during the next year. The Company records the expenses related to these awards in SGA expenses over the requisite service period.

During the year ended December 31, 2014, the Company issued approximately 238,000 shares of common stock to settle vested restricted stock units whose restrictions were lifted during the year. The Company recorded the expense related to these awards in SGA expenses over the requisite service period.

During the year ended December 31, 2014, the Company issued approximately 83,000 shares of restricted stock to certain officers and employees in settlement of its 2013 incentive compensation plan liability. The restriction on 50% of these shares was lifted on June 1, 2014 and the remaining restriction will be lifted on June 1, 2015. The Company is recording the remaining expenses related to these awards in SGA expenses over the remaining service period.

Repurchased shares of the Company’s common stock are held as treasury shares until they are reissued or retired. When the Company reissues treasury stock, if the value of the transaction is greater than the average price paid to acquire the shares, an increase in additional paid-in capital is recorded. Conversely, if the value of the transaction is less than the average price paid to acquire the shares, a decrease is recorded to additional paid-in capital to the extent of increases previously recorded for similar transactions, and a decrease is recorded in retained earnings for any remaining amount. During the year ended December 31, 2014, the Company did not repurchase any shares under the share repurchase program. As of December 31, 2014, the Company has approximately 905,000 shares of common stock held as treasury shares with an average value of $9.38 per share, and the ability to repurchase an additional $10.2 million in shares of its common stock.

 (8)              Related Party Transactions

The previous and existing revolving credit facilities contain a provision requiring the Company to use a third party to perform financial due diligence for acquisitions exceeding a certain size. With the approval of the senior lender, the Company engaged RedRidge Finance Group (“RedRidge”) to assist it with financial due diligence and incurred $238,000, $298,000 and $426,000 in fees, respectively, pertaining to acquisition-related work performed during the years ended December 31, 2012, 2013 and 2014, respectively. P&P Investment, LLC (“P&P”), a company owned by Richard Perlman and James Price, the Chairman and Chief Executive Officer, respectively, of the Company, are minority owners of RedRidge. P&P, Mr. Perlman and Mr. Price had historically waived any right P&P had to any portion of the diligence fees paid by the Company to RedRidge. This waiver terminated as of August 1, 2013.

In June 2010, the Company entered into a lease agreement with Compass Partners ("Compass") for corporate office space located at 655 Madison Avenue, 23rd Floor, New York, NY. Compass is an entity owned and controlled by Richard Perlman, the Company's Executive Chairman. Pursuant to the lease, which ran from April 1, 2010 through June 30, 2014 and continuing on a month to month basis thereafter, the Company paid Compass a rental fee of $10,080 per month in 2010, which fee was subject to increase commencing January 1, 2011 based on a proportionate pass through of base rent increases and increases for property taxes and building operating expenses. For the year ended December 31, 2012, 2013 and 2014, the Company made rental and related payments to Compass of $124,000, $151,000 and $97,000, respectively. As of November 15, 2014, the Company no longer leases space from Compass.

(9)               Commitments and Contingencies

(a)               Lease Commitments

The Company and its subsidiaries lease office space and office related equipment under noncancelable operating leases with various expiration dates from 2014 through 2023.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2013 and 2014

Future minimum lease payments under the operating leases in each of the years subsequent to December 31, 2014 are as follows (in thousands):

Amount
Years ended December 31:
2015	$13,249
2016	11,143
2017	9,452
2018	7,772
2019	5,186
Thereafter	4,886
Total	$51,688

Related rent expense was $9.7 million, $12.5 million and $17.0 million for the years ended December 31, 2012, 2013 and 2014, respectively.

(b)               Employee Benefit Plans

The Company and certain of its subsidiaries each sponsor separate voluntary defined contribution pension plans. The plans cover employees that meet specific age and length of service requirements. The Company and certain of its subsidiaries have various matching and vesting arrangements within their individual plans. For the years ended December 31, 2012, 2013 and 2014, the Company recorded $529,000, $571,000 and $970,000 respectively, in compensation expense related to these plans.

(10)             Long-Term Debt

	December 31,
	2013	2014
	(in thousands)
Senior Unsecured Notes Payable (a)	$250,000	$250,000
Senior Secured Revolving Credit Facility, Bank of America, N.A. (b)	45,027	143,853
Working capital facilities, Barclays (c)	37,943	40,396
Various subordinated unsecured notes payable; maturing at various dates from 2011 through 2014 (d)	318	—
	333,288	434,249
Less current portion	318	40,396
	$332,970	$393,853

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

December 31, 2012, 2013 and 2014

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2013 and 2014

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

As of December 31, 2014, the Company had $143.9 million outstanding under the Senior Secured Revolving Credit Facility, bearing interest at a rate of LIBOR plus 3.00%, resulting in $118.6 million of undrawn commitments.

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

On June 28, 2013, UKIM entered into an amendment to extend the term of the existing UKIM SFA by 24 months from June 28, 2013, to amend the discount margin to 2.4% over Base Rate (0.5% rate on December 31, 2014) and to provide that payments by UKIM for certain non-working capital purposes are permitted under the UKIM SFA. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of December 31, 2014, UKIM had $7.7 million outstanding under the working capital facility, resulting in approximately $86,000 in availability.

On May 12, 2011, the Company’s indirect 100% owned subsidiary Premex entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays provides Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on December 31, 2014) and serves to finance Premex’s unpaid account receivables.  The working capital facility had a minimum term of 36 months.

On June 28, 2013, Premex entered into an amendment to extend the term of the existing Premex SFA by 24 months from June 28, 2013, and to provide that payments by Premex for certain non-working capital purposes are permitted under the Premex SFA. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of December 31, 2014, Premex had $32.7 million outstanding under the working capital facility, resulting in approximately $8.5 million in availability.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2013 and 2014

(d)               During 2009 and 2010, the Company issued seller debt in the form of subordinated unsecured notes payable with an estimated fair value of approximately $6.9 million relating to certain acquisitions. These notes were unsecured and subordinated to the Senior Secured Revolving Credit Facility and the Senior Unsecured Notes issued in July 2011. Five notes payable totaling $4.4 million bore interest at 6%, and were payable quarterly with amounts ranging between $50,000 and $76,000, with maturity dates ranging from August 2011 through March 2013. The remaining balance of the notes payable, $2.5 million, were noninterest bearing and payable annually with amounts ranging between $250,000 and $750,000, maturing in 2014. The Company made principal payments totaling $333,000 during the year ended December 31, 2014, fully settling its obligations under these instruments.

As of December 31, 2014, future maturities of long-term debt were as follows (in thousands):

Amount
Years ended December 31:
2015	$40,396
2016	143,853
2017	—
2018	—
2019	250,000
Thereafter	—
Total	$434,249

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

In August 2008, in order to protect against interest rate exposure on its variable-rate debt, the Company entered into an interest rate swap to fix the interest rate applicable to certain of its variable-rate debt. The agreement swapped one-month LIBOR for a fixed interest rate of 4.36% with a notional amount of $4.8 million as of December 31, 2012. The interest rate swap agreement matured on July 15, 2013. The Company did not meet the criteria for hedge accounting under ASC 815, thus the difference between its amortized cost and its fair value resulted in an unrealized gain at December 31, 2012, and 2013 of $225,000 and $101,000 respectively, and such amount was reported in interest and other expenses, net on the accompanying Consolidated Statements of Comprehensive Income (Loss).

Beginning in the second quarter of 2013, in order to protect against foreign currency exposure in its Australian operations, the Company entered into forward foreign currency contracts as a hedge of AUD $60.0 million of its net investment in Australia. Beginning in the third quarter of 2013, the Company also entered into forward foreign currency contracts as a hedge of £40.0 million of its net investment in the U.K. The Company settled certain of its hedge positions during the 2013 and 2014 years and received $1.4 million and $4.0 million, respectively in net proceeds. This amount was classified in accumulated other comprehensive income in the Company’s Consolidated Balance Sheet (see Note 2), offsetting the currency translation adjustment of the related net investment that is also recorded in accumulated other comprehensive loss, and is reported net of the effect of income taxes. As of December 31, 2014, the Company had a net asset of $272,000 recorded in other current assets with the offsetting net unrealized gain being recorded in accumulated other comprehensive loss in its Consolidated Balance Sheets associated with open forward foreign currency contracts which matured in January of 2015.

The Company does not enter into derivative transactions for speculative purposes.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2013 and 2014

(12)           Income Taxes

The components of the expense (benefit) for income taxes for the years ended December 31, 2012, 2013 and 2014 were as follows (in thousands):

	December 31,
	2012	2013	2014
Current:
Federal	$6,719	$5,145	$16,081
State	2,547	1,340	2,131
Foreign	3,949	6,180	5,769
	13,215	12,665	23,981
Deferred:
Federal	(13,285)	(10,026)	(13,175)
State	(2,857)	(2,156)	(1,291)
Foreign	(5,059)	(5,839)	(5,080)
Total	(21,201)	(18,021)	(19,546)
Expense (Benefit) for income taxes	$(7,987)	$(5,356)	$4,435

Deferred taxes result from temporary differences between the bases of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The sources of the temporary differences and their effect on deferred tax assets and liabilities as of December 31, 2013 and 2014 were as follows (in thousands):

	December 31,
	2013		2014
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets:
Allowance for doubtful accounts	$2,784	$—	$3,607	$—
Basis difference of intangible assets	—	6,220	—	7,623
Net operating loss carryforwards	—	489	—	2,334
Share-based compensation	—	10,930	—	10,462
Foreign currency translation	—	4,221	—	7,805
Tax credits	—	—	—	683
Other deferred tax assets	476	991	816	1,087
Total deferred tax assets	3,260	22,851	4,423	29,994
Deferred tax liabilities:
Basis difference of property and equipment	—	(1,194)	—	(227)
Cash to accrual adjustments	(2,426)	(166)	(166)	—
Other deferred tax liabilities	(401)	—	(481)	(85)
Total deferred tax liabilities	(2,827)	(1,360)	(647)	(312)
Net deferred tax assets	$433	$21,491	$3,776	$29,682

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2013 and 2014

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense (benefit) for the years ended December 31, 2012, 2013 and 2014 were as follows (in thousands):

	December 31,
	2012	2013	2014
Expected tax expense (benefit)	$(8,024)	$(5,450)	$5,225
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	(770)	(694)	712
Non-deductible items	274	240	896
Foreign tax rates	551	433	(2,587)
Other	(18)	115	189
Income tax expense (benefit)	$(7,987)	$(5,356)	$4,435

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

For the year ended December 31, 2013, the Company generated $30.2 million of U.S. federal taxable income and utilized $1.4 million in acquired NOLs from the 2012 year.  Additionally, during the year ended December 31, 2013, the Company generated an additional $3.6 million in foreign tax credits related to income taxes payable at certain of its businesses located in the U.K. and Australia and utilized $3.3 million in foreign tax credits to offset its current tax liability.  Additionally, in 2013 the Company utilized $19.2 million of option related tax benefits, reducing its income taxes payable by $7.6 million, for excess tax benefits, which was recorded to additional paid in capital.

For the year ended December 31, 2014, the Company generated an estimated $41.2 million of U.S. federal taxable income and utilized $1.5 million of acquired net operating losses.  Additionally, during the year ended December 31, 2014, the Company generated an additional estimated $6.0 million in foreign tax credits related to income taxes payable at certain of its businesses located in the U.K. and Australia all of which were used to offset its current tax liability.  Additionally, in 2014 the Company utilized $39.5 million of option related tax benefits, reducing its income taxes payable by $15.6 million, for excess tax benefits, $9.3 million of  which was recorded to additional paid in capital and the remainder, $6.3 million is in a suspended APIC pool. As of December 31, 2014, the Company had $11.3 million in state NOLs, which expire between 2028 and 2033, and $3.3 million in foreign NOLs, which expire between 2029 and 2031, to offset future taxable income. The Company completed an analysis of projected future taxable income and determined that all deferred tax assets, including net operating loss carryforwards and tax credit carryforwards are more likely than not to be realized in the foreseeable future.

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities does not include certain deferred tax assets as of December 31, 2014 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $6.3 million if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2013 and 2014

The following table summarizes the activity related to the unrecognized tax benefits for the years ended December 31, 2013 and 2014 (in thousands):

Balance at January 1, 2013	$327
Increase to prior year tax positions	28
Increase to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—
Decrease related to settlements	—
Balance at December 31, 2013	355
Increase to prior year tax positions	1,238
Increase to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—
Decrease related to settlements	—
Balance at December 31, 2014	$1,593

The Company is no longer subject to U.S. federal income or state tax return examinations by tax authorities for tax years before 2010 and 2009, respectively. The Company operates in multiple taxing jurisdictions and faces audits from various tax authorities. The Company remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. The Company does not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next 12 months.

Undistributed earnings of the Company’s foreign subsidiaries are considered indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been recorded. The Company has not, nor does it anticipate the need to repatriate cash to the U.S. to satisfy domestic liquidity needs in the ordinary course of business, or to satisfy domestic debt service requirements. Deferred taxes are provided for earnings outside the United States when those earnings are not considered indefinitely reinvested.

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

Information relating to the Company’s product groups (IMEs, peer review, bill review, Medicare compliance, case management and other related services) is as follows (in thousands):

Revenues:	For the years ended December 31,
	2012	2013	2014
IME and other related services (1)	$476,847	$567,070	$674,229
Peer and bill reviews, Medicare compliance and case management services (1)	44,390	48,946	101,386
Total revenues	$521,237	$616,016	$775,615

(1) Includes the results of certain of the Company’s service centers acquired whose revenues are generated substantially through the indicated product group. Outside of this presentation, other product groups are not tracked within the Company’s financial systems. Additionally, other related services are not separately captured within the Company’s financial systems and have been included with IME services in the above presentation as separate presentation is not practicable.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2013 and 2014

Information relating to the Company’s geographic segments is as follows (in thousands)(1)(2):

	United		United
	States	Canada	Kingdom	Australia	Total
2012
Revenues	$340,200	$27,595	$131,278	$22,164	$521,237
Segment profit	44,515	4,942	24,810	5,522	79,789
Depreciation and amortization expense	34,338	8,381	12,341	3,491	58,551
Capital expenditures	(5,071)	(164)	(564)	(42)	(5,841)
Total assets (3)	398,163	42,223	196,365	103,750	740,501
Long-lived assets (3)	337,831	34,919	99,140	94,291	566,181

2013
Revenues	$374,817	$31,131	$143,418	$66,650	$616,016
Segment profit	46,934	5,137	29,439	15,951	97,461
Depreciation and amortization expense	31,787	9,518	11,566	9,877	62,748
Capital expenditures	(3,197)	(19)	(1,781)	(1,547)	(6,544)
Total assets (3)	396,635	30,061	221,681	84,136	732,513
Long-lived assets (3)	315,748	23,056	100,796	72,979	512,579

2014
Revenues	$468,419	$32,889	$189,755	$84,552	$775,615
Segment profit	76,065	4,673	32,921	18,481	132,140
Depreciation and amortization expense	34,302	2,824	12,048	11,106	60,280
Capital expenditures	(7,687)	(37)	(1,254)	(1,916)	(10,894)
Total assets (3)	577,974	25,807	239,260	87,103	930,144
Long-lived assets (3)	473,800	18,178	96,635	73,721	662,334

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

A reconciliation of segment profit to consolidated income from operations is as follows (in thousands):

	2012	2013	2014
Segment Profit	$79,789	$97,461	$132,140
Depreciation and amortization	(58,551)	(62,748)	(60,280)
Share-based compensation expense	(13,756)	(17,157)	(20,024)
Acquisition related transaction costs	(1,655)	(2,134)	(3,535)
Other expenses	(702)	(1,353)	(1,201)
Income from operations	$5,125	$14,069	$47,100

(14)             Condensed Consolidating Financial Information of Guarantor Subsidiaries

The Company has outstanding certain indebtedness that is guaranteed by all of its U.S. subsidiaries. However, the indebtedness is not guaranteed by the Company’s foreign subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis, and are full and unconditional. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of December 31, 2013 and 2014, and for the three years ended December 31, 2014 is presented below. The Company (issuer of the Senior Unsecured Notes) was formed in June 2010 to implement a holding company organizational structure. As a result, all operating activities are conducted through the Company’s 100% owned  subsidiaries. On August 31, 2012, the Company acquired 100% of the outstanding common stock of MedHealth Holdings Pty Limited ("MedHealth"), an Australian entity. In connection with this acquisition, the Company formed a new Delaware holding company, ExamWorks AP, Inc. (“ExamWorks AP”). ExamWorks AP was added to the Indenture as a guarantor of the Senior Unsecured Notes and is a direct subsidiary of the Company.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2013 and 2014

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2013 and 2014

Condensed Consolidating Statement of Operations

for the year ended December 31, 2014

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals

Revenues	$468,419	$307,196	$—	$—	$775,615
Costs and expenses:
Costs of revenues	308,962	188,076	—	—	497,038
Selling, general and administrative expenses	92,213	78,984	—	—	171,197
Depreciation and amortization	34,302	25,978	—	—	60,280
Total costs and expenses	435,477	293,038	—	—	728,515
Income from operations	32,942	14,158	—	—	47,100
Interest and other expenses, net	24,909	7,262	—	—	32,171
Income before income taxes	8,033	6,896	—	—	14,929
Provision (benefit) for income taxes	(2,151)	6,586	—	—	4,435
Net income before earnings of consolidated subsidiaries	$10,184	$310	$—	$—	$10,494
Net income (loss) of consolidated subsidiaries	310	—	310	(620)	—
Net income (loss)	$10,494	$310	$310	$(620)	$10,494

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2013 and 2014

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2013 and 2014

Condensed Consolidating Balance Sheet as of December 31, 2014

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$388	$9,363	$—	$—	$9,751
Accounts receivable, net	55,684	147,505	—	—	203,189
Intercompany receivable	42,002	—	10,667	(52,669)	—
Prepaid expenses	8,248	5,557	—	—	13,805
Deferred tax assets	3,780	—	—	(4)	3,776
Other current assets	272	1,165	—	—	1,437
Total current assets	110,374	163,590	10,667	(52,673)	231,958
Property, equipment and leasehold improvements, net	10,394	5,332	—	—	15,726
Investment in subsidiaries	217,344	—	591,435	(808,779)	—
Intercompany notes receivable	174,464	—	174,464	(348,928)	—
Goodwill	387,104	108,575	—	—	495,679
Intangible assets, net	64,530	38,053	—	—	102,583
Long-term accounts receivable, less current portion	—	46,401	—	—	46,401
Deferred tax assets, noncurrent	22,505	7,177	—	—	29,682
Deferred financing costs, net	6,140	29	—	—	6,169
Other assets	663	1,283	—	—	1,946
Total assets	$993,518	$370,440	$776,566	$(1,210,380)	$930,144
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$20,163	$36,870	$—	$—	$57,033
Intercompany payable	10,667	42,002	—	(52,669)	—
Accrued expenses	23,904	30,074	—	—	53,978
Accrued interest expense	—	—	10,667	—	10,667
Deferred revenue	244	6,158	—	—	6,402
Deferred tax liability	—	4	—	(4)	—
Current portion of contingent earnout obligation	—	4,473	—	—	4,473
Current portion of working capital facilities	—	40,396	—	—	40,396
Other current liabilities	2,363	4,587	—	—	6,950
Total current liabilities	57,341	164,564	10,667	(52,673)	179,899
Senior unsecured notes payable	—	—	250,000	—	250,000
Senior secured revolving credit facility and working capital facilities, less current portion	—	—	143,853	—	143,853
Intercompany notes payable	174,464	174,464	—	(348,928)	—
Long-term contingent earnout obligation, less current portion	—	2,114	—	—	2,114
Other long-term liabilities	1,795	7,608	—	—	9,403
Total liabilities	233,600	348,750	404,520	(401,601)	585,269
Commitments and contingencies
Stockholders’ equity (deficit)	759,918	21,690	372,046	(808,779)	344,875
Total liabilities and stockholders' equity (deficit)	$993,518	$370,440	$776,566	$(1,210,380)	$930,144

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2013 and 2014

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

December 31, 2012, 2013 and 2014

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2013 and 2014

 Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2014

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals

Net cash provided by operating activities	$33,096	$12,103	$—	$—	$45,199
Investing activities:
Cash paid for acquisitions, net	(177,864)	(9,538)	—	—	(187,402)
Purchases of equipment and leasehold improvements, net	(7,687)	(3,207)	—	—	(10,894)
Working capital and other settlements for acquisitions	(477)	(1,854)	—	—	(2,331)
Proceeds from foreign currency net investment hedge	4,006	—	—	—	4,006
Other	(1,347)	(195)	—	—	(1,542)
Net cash used in investing activities	(183,369)	(14,794)	—	—	(198,163)
Financing activities:
Borrowings under senior secured revolving credit facility	—	—	299,255	—	299,255
Proceeds from the exercise of options and warrants	—	—	42,437	—	42,437
Excess tax benefit related to share-based compensation	—	—	9,287	—	9,287
Net borrowings under working capital facilities	—	4,939	—	—	4,939
Payment of deferred financing costs		—	(263)	—	(263)
Repayment of subordinated unsecured notes payable	(333)	—	—	—	(333)
Payment of contingent earnout obligation	—	(4,362)	—	—	(4,362)
Repayment under senior secured revolving credit facility	—	—	(200,429)	—	(200,429)
Intercompany notes and investments and other	150,234	—	(150,287)	—	(53)
Net cash provided by (used in) financing activities	149,901	577	—	—	150,478
Exchange rate impact on cash and cash equivalents	—	(592)	—	—	(592)
Net increase (decrease) in cash and cash equivalents	(372)	(2,706)	—	—	(3,078)
Cash and cash equivalents, beginning of year	760	12,069	—	—	12,829
Cash and cash equivalents, end of year	$388	$9,363	$—	$—	$9,751