Form 10-Q
period 2015-03-31
ExamWorks Group, Inc.
filed 2015-05-08
CIK 1498021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2015.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-34930

EXAMWORKS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2909425
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of May 1, 2015, ExamWorks Group, Inc. had 41,339,000 shares of Common Stock outstanding.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

March 31, 2015

FORM 10-Q QUARTERLY REPORT

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	December 31,	March 31,
	2014	2015
Assets
Current assets:
Cash and cash equivalents	$9,751	$20,282
Accounts receivable, net	203,189	205,759
Prepaid expenses	13,805	12,588
Deferred tax assets	3,776	4,039
Other current assets	1,437	2,071
Total current assets	231,958	244,739
Property, equipment and leasehold improvements, net	15,726	16,055
Goodwill	495,679	490,007
Intangible assets, net	102,583	91,628
Long-term accounts receivable, less current portion	46,401	47,743
Deferred tax assets, noncurrent	29,682	45,737
Deferred financing costs, net	6,169	5,704
Other assets	1,946	2,149
Total assets	$930,144	$943,762
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,033	$57,437
Accrued expenses	53,978	52,445
Accrued interest expense	10,667	5,027
Deferred revenue	6,402	5,426
Current portion of contingent earnout obligation	4,473	4,393
Current portion of working capital facilities	40,396	—
Other current liabilities	6,950	7,235
Total current liabilities	179,899	131,963
Senior unsecured notes payable	250,000	250,000
Senior secured revolving credit facility and working capital facilities, less current portion	143,853	178,447
Long-term contingent earnout obligation, less current portion	2,114	—
Deferred tax liability, noncurrent	—	10,580
Other long-term liabilities	9,403	11,619
Total liabilities	585,269	582,609
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; Authorized 50,000 shares; no shares issued and outstanding at December 31, 2014 and March 31, 2015	—	—
Common stock, $0.0001 par value; Authorized 250,000 shares; issued and outstanding 40,371 and 41,280 shares at December 31, 2014 and March 31, 2015, respectively	4	4
Additional paid-in capital	403,945	424,076
Accumulated other comprehensive loss	(14,376)	(20,253)
Accumulated deficit	(36,210)	(34,186)
Treasury stock, at cost; Outstanding 905 shares at December 31, 2014 and March 31, 2015	(8,488)	(8,488)
Total stockholders’ equity	344,875	361,153
Total liabilities and stockholders' equity	$930,144	$943,762

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended March 31,
	2014	2015

Revenues	$173,028	$196,316
Costs and expenses:
Costs of revenues	111,035	128,176
Selling, general and administrative expenses	40,528	42,152
Depreciation and amortization	14,342	14,848
Total costs and expenses	165,905	185,176
Income from operations	7,123	11,140
Interest and other expenses, net:
Interest expense, net	7,577	8,004
Total interest and other expenses, net	7,577	8,004
Income (loss) before income taxes	(454)	3,136
Provision (benefit) for income taxes	(165)	1,112
Net income (loss)	$(289)	$2,024

Comprehensive Loss:
Net income (loss)	$(289)	$2,024
Foreign currency translation adjustments, net of tax	(825)	(5,877)
Total comprehensive loss	$(1,114)	$(3,853)

Per share data:
Net income (loss) per share:
Basic	$(0.01)	$0.05
Diluted	$(0.01)	$0.05

Weighted average number of common shares outstanding:
Basic	37,089	40,418
Diluted	37,089	42,680

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2014	2015
Operating activities:
Net income (loss)	$(289)	$2,024
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,342	14,848
Amortization of deferred rent	(44)	138
Share-based compensation	5,353	6,136
Excess tax benefit related to share-based compensation	(6,190)	(2,086)
Provision for doubtful accounts	1,359	1,918
Amortization of deferred financing costs	571	587
Deferred income taxes	(2,228)	(1,759)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(12,501)	(14,763)
Prepaid expenses and other current assets	(1,715)	1,010
Accounts payable and accrued expenses	9,612	4,668
Accrued interest expense	(5,457)	(5,640)
Deferred revenue and customer deposits	442	(133)
Other liabilities	(50)	(784)
Net cash provided by operating activities	3,205	6,164
Investing activities:
Cash paid for acquisitions, net	(97,153)	(2,299)
Purchases of building, equipment and leasehold improvements, net	(712)	(2,229)
Working capital and other settlements for acquisitions	(1,142)	(91)
Proceeds from (cash paid for) foreign currency net investment hedges	(3,356)	4,812
Other	(839)	(1,250)
Net cash used in investing activities	(103,202)	(1,057)
Financing activities:
Borrowings under senior secured revolving credit facility	121,012	25,478
Proceeds from the exercise of options and warrants	14,637	8,855
Excess tax benefit related to share-based compensation	6,190	2,086
Net borrowings (repayments) under working capital facilities	4,123	(132)
Payment of deferred financing costs	(225)	—
Repayment of subordinated unsecured notes payable	(333)	—
Repayment of contingent earnout obligation	—	(1,023)
Repayments under senior secured revolving credit facility	(50,000)	(29,331)
Net cash provided by financing activities	95,404	5,933
Exchange rate impact on cash and cash equivalents	268	(509)
Net increase (decrease) in cash and cash equivalents	(4,325)	10,531
Cash and cash equivalents, beginning of period	12,829	9,751
Cash and cash equivalents, end of period	$8,504	$20,282

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,488	$12,979
Cash paid for (refund from) income taxes	(1,042)	2,703

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Nature of Operations and Basis of Presentation

ExamWorks Group, Inc. (“ExamWorks” or the “Company”) is a leading provider of independent medical examinations (“IMEs”), peer and bill reviews, Medicare compliance services, case management services and other related services (“IME services” or the “IME industry”). ExamWorks, Inc. was incorporated as a Delaware corporation on April 27, 2007. Since 2008 through the date of this filing, ExamWorks completed 51 acquisitions. As of March 31, 2015, ExamWorks, Inc. operated out of 65 service centers serving all 50 U.S. states, Canada, the United Kingdom and Australia.

The consolidated financial statements of the Company as of March 31, 2015 and for the periods ended March 31, 2014 and 2015 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the Company's most recent fiscal year. The Company's December 31, 2014 Consolidated Balance Sheet was derived from audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, (the “Form 10-K”), but does not include all disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

(c)              Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2014 and March 31, 2015.

(d)              Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts owed to the Company for services provided in the normal course of business and are reported net of allowance for doubtful accounts, which amounted to $9.9 million and $10.3 million as of December 31, 2014 and March 31, 2015, respectively. Generally, no collateral is received from customers and additions to the allowance are based on ongoing credit evaluations of customers with general credit experience being within the range of management’s expectations. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off.  The Company assumes, that on average, all accounts receivable will be collected within one year and thus classifies these as current assets; however there are certain receivables, primarily in the U.K., that have aged longer than one year as of December 31, 2014 and March 31, 2015, and the Company has recorded an estimate for those receivables that will not be collected within one year as long-term in the Consolidated Balance Sheets.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(e)               Concentrations of Credit Risk

The Company routinely assesses the financial strength of its customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. For the three months ended March 31, 2014 and 2015, no individual customer accounted for more than 10% of revenues. At December 31, 2014 and March 31, 2015 there was one individual customer that accounted for approximately 14% and 16%, respectively, of the accounts receivable balance.

As of March 31, 2015, the Company had cash and cash equivalents totaling approximately $20.3 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $9.2 million were held in the U.S. The U.S. amounts were insured under standard FDIC insurance coverage for deposit accounts up to $250,000, per depositor and account ownership category, at each separately insured depository institution.

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

(g)               Long-Lived Assets

In accordance with Impairment or Disposal of Long-Lived Assets, Subsections of Financial Accounting Standards Board (“FASB”) ASC Subtopic 360-10 (“ASC 360”),  Property, Plant, and Equipment — Overall, long-lived assets, such as equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models (using market participant assumptions), quoted market values and third-party independent appraisals, as considered necessary. At December 31, 2014 and March 31, 2015, no impairment was noted.

(h)              Goodwill and Other Intangible Assets

Goodwill is an asset representing the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is reviewed for impairment at least annually in accordance with the provisions of FASB ASC Topic 350,  Intangibles — Goodwill and Other  (“ASC 350”). The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting units are compared with their carrying values (including goodwill). If the fair value of a reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis (using market participant assumptions). If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

The Company performed its annual impairment review of goodwill in October of 2014 and it was determined that the carrying amount of goodwill was not impaired as the fair value of the reporting units substantially exceeded their carrying values and there have been no subsequent developments that would indicate impairment exists as of March 31, 2015. The goodwill impairment review will continue to be performed annually and more frequently if facts and circumstances warrant a review.

ASC 350 also requires that intangible assets with definite lives be amortized over their estimated useful lives. Currently, customer relationships, trade names, covenants not-to-compete and technology are amortized using the straight-line method over estimated useful lives.

(i)                Deferred Financing Costs

In November 2010, the Company entered into a senior secured revolving credit facility with Bank of America N.A. (“Senior Secured Revolving Credit Facility”) (see Note 10) and has incurred deferred financing costs of $8.3 million, of which $225,000 were incurred in the three months ended March 31, 2014. The Company did not make payments related to these financing costs in the three months ended March 31, 2015.  In July 2011, the Company closed a private offering of $250 million in aggregate principal amount of 9.0% senior notes due 2019 (the “Initial Notes”). In June 2012, in accordance with the registration rights granted to the original purchasers of the Initial Notes, the Company completed an exchange offer of the privately placed Initial Notes for new 9.0% Senior Notes due 2019 (the “Exchange Notes,” and together with the Initial Notes, the “Senior Unsecured Notes”) registered with the SEC with substantially identical terms to the Initial Notes. The Company has incurred deferred financing costs of $7.1 million associated therewith, none of which were incurred in the three months ended March 31, 2014 and 2015.

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

The Company amortized $571,000 and $587,000 for the three months ended March 31, 2014 and 2015, respectively, to interest expense.

(j)                Revenue Recognition

Revenue related to IMEs, peer reviews, bill reviews, administrative support services and Medicare compliance services is recognized at the time services have been performed and the report is shipped to the end user. The Company believes that recognizing revenue at the time the report is shipped is appropriate because the Company’s revenue policies meet the following four criteria in accordance with ASC 605-10-S25,  Revenue Recognition: Overall,  (i) persuasive evidence that arrangement exists, (ii) shipment has occurred, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured. The Company reports revenues net of any sales, use and value added taxes.

Revenue related to other IME services, including litigation support services, medical record retrieval services and case management services, where no report is generated, is recognized at the time the service is performed. The Company believes that recognizing revenue at the time the service is performed is appropriate because the Company’s revenue policies meet the following four criteria in accordance with ASC 605-10-S25, (i) persuasive evidence that arrangement exists, (ii) services have been rendered, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured.

Certain agreements with customers in the U.K. include provisions whereby collection of the amounts billed are contingent on the favorable outcome of the claim.  The Company has deemed these provisions to preclude revenue recognition at the time of performance, as collectability is not reasonably assured and the cash payments are contingent, and is deferring these revenues, net of estimated costs, until the case has been settled, the contingency has been resolved and the cash has been collected.   As of December 31, 2014 and March 31, 2015, the Company had $4.4 million and $3.8 million, respectively, in U.K. net deferred revenues associated with such agreements.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the three months ended March 31, 2014, the potentially dilutive securities include options, warrants, shares of restricted stock with a service restriction not yet satisfied and RSUs exercisable into 7.8 million shares of common stock. For the three months ended March 31, 2014, all of the potentially dilutive securities were excluded from the calculation of shares applicable to loss per share, because their inclusion would have been anti-dilutive.

The following table sets forth basic and diluted net income per share computational data for the three months ended March 31, 2015 (amounts in thousands):

Three Months Ended March 31, 2015
Net income	$2,024

Weighted average basic shares outstanding:
Common stock	40,418

Weighted average diluted shares outstanding:
Common stock	40,418
Dilutive securities	2,262
Total	42,680

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

Stock Options

The fair value of stock option grants is determined using the Black-Scholes valuation model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in the Company’s stock options. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of its share-based awards. The Company’s expected volatility assumptions are based upon the weighted average of the Company’s implied volatility, the Company’s mean reversion volatility and the median of the Company’s peer group’s most recent historical volatilities for 2015 stock option grants. Expected life assumptions are based upon the “simplified” method for those options issued in 2015, which were determined to be issued approximately at-the-money. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The assumptions utilized for stock option grants during the three months ended March 31, 2015 were as follows:

2015
Volatility	48.59%
Expected life (years)	6.00
Risk-free interest rate	2.01%
Dividend yield	—
Fair value	$19.37

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In the three months ended March 31, 2015, the Company issued approximately 30,000 stock option awards to employees.  The weighted average fair value of each stock option was $19.37 per option and the aggregate fair value was $581,000.  All of these awards vest over a three-year period.  Additionally, a majority of these options could vest earlier in the event of a change in control or merger or other acquisition.  Share-based compensation expense related to stock option awards was $2.8 million and $1.9 million for the three months ended March 31, 2014 and 2015, respectively, of which $694,000 and $469,000, respectively, was included in costs of revenues, and $2.1 million and $1.4 million, respectively, was recorded in selling, general and administrative (“SGA”) expenses.

At March 31, 2015, the unrecognized compensation expense related to stock option awards was $8.1 million, with a remaining weighted average life of 1.7 years.

A summary of option activity for the three months ended March 31, 2015 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2014	4,965,947	$12.96
Options granted	30,000	40.22
Options forfeited	(15,000)	25.44
Options exercised	(630,820)	14.04
Outstanding at March 31, 2015	4,350,127	$12.95

Exercisable at March 31, 2015	3,745,257	$10.26	5.9	$117,454

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of stock options exercised was approximately $16.9 million during the three months ended March 31, 2015.

Restricted Stock and Restricted Stock Units

The Company has granted members of the Board of Directors, certain employees and outside consultants, time lapse restricted stock and RSUs which vest after a stipulated number of years from the grant date depending on the terms of the issue. The fair value of shares of restricted stock and RSUs is determined based upon the market price of the underlying common stock as of the date of grant. Time lapse restricted shares issued and RSUs vest over one to four-year periods. The agreements under which the restricted stock and RSUs are issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the stock plans have been satisfied. The restriction on a majority of these awards could expire earlier than the stipulated time frame in the event of a change in control or merger or other acquisition. Share-based compensation expense related to shares of restricted stock and RSUs was $2.0 million and $4.1 million for the three months ended March 31, 2014 and 2015, respectively, all of which is included in SGA expenses.

The following is a summary of restricted share and RSU activity for the three months ended March 31, 2015:

	Number of awards	Weighted average grant date fair value
Non-vested awards at December 31, 2014	880,433	$25.46
Awards granted	612,637	40.54
Awards vested	(176,848)	18.00
Awards forfeited	(7,880)	30.46
Non-vested awards at March 31, 2015	1,308,342	$33.50

The total fair value of vested RSUs and shares of restricted stock during the three months ended March 31, 2014 and 2015 was $2.0 million and $3.2 million, respectively. At March 31, 2015, total unrecognized compensation costs related to non-vested restricted shares and RSUs was $32.9 million which is expected to be recognized over a weighted average period of 2.0 years.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During the three months ended March 31, 2014 and 2015, the Company recorded share-based compensation expense of $539,000 and $130,000, respectively, related to annual incentive compensation plans established by the Compensation Committee of the Board of Directors, all of which was recorded in SGA expenses. The 2014 obligation was settled in March 2015 via the issuance of approximately 122,000 shares of restricted stock, and the 2015 plan year obligation is recorded as accrued expenses in the accompanying Consolidated Balance Sheets.  The 2015 incentive compensation plan contains a performance metric based on the Company’s 2015 financial performance and a subsequent time-based service requirement. If the performance metric is met, the associated liability will be settled in the first quarter of 2016 with the granting of an indeterminate number of restricted shares which will vest equally on June 1, 2016 and 2017.

  (o)            Fair Value Measurements

The Company’s financial assets and (liabilities), which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy at December 31, 2014 and March 31, 2015, and are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Financial instruments:
Contingent consideration	$—	$—	$(6,587)	$(6,587)
Foreign currency derivative asset	—	272	—	272

As of March 31, 2015
Financial instruments:
Contingent consideration	$—	$—	$(4,393)	$(4,393)
Foreign currency derivative liability	—	(159)	—	(159)
Foreign currency derivative asset	—	958	—	958

The contingent consideration relates to earnout provisions recorded in conjunction with certain acquisitions completed in 2013 and 2014 (see Note 3). Of the total decrease in fair value of the contingent consideration of $2.2 million in 2015, $1.0 million was settled as cash consideration to satisfy an installment related to a 2014 acquisition and the Company recorded $941,000 in adjustments to the fair value of the obligation related to milestones which were not achieved, or expected to be achieved, recorded to SGA expenses, offset by $66,000 recorded in interest and other expenses, net in the Consolidated Statements of Comprehensive Loss due to changes in the fair value of the contingent consideration and the remaining change is due to currency fluctuations.

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

	Foreign Currency Translation	Net investment hedge - foreign exchange contract	Net investment hedge - Australian denominated debt	Total
Balance at December 31, 2014	$(18,026)	$3,445	$205	$(14,376)
Change during 2015:
Before-tax amount	(13,310)	5,339	—	(7,971)
Tax (expense) benefit	4,207	(2,113)	—	2,094
Total activity in 2015	(9,103)	3,226	—	(5,877)
Balance at March 31, 2015	$(27,129)	$6,671	$205	$(20,253)

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(q)              Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, (Topic 205 and 360), “Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity” (“ASU 2014-08”) which amends the definition for what types of asset disposals are to be considered discontinued operations, and amends the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 also enhances the convergence of the FASB’s and the International Accounting Standard Board’s reporting requirements for discontinued operations. The amendments in this update are effective for fiscal periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company adopted the provisions of this standard effective January 1, 2015 and the adoption of these provisions did not have a material impact on its financial position, results of operations and cash flows.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertanties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-05”) which defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Currently, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. This going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. ASU 2014-05 provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern and the related footnote disclosures. The amendments are effective for the year ending December 31, 2016, and for interim periods beginning the first quarter of 2017, with early application permitted. The Company plans to adopt the provisions for the year ending December 31, 2016 and will provide such disclosures as required if there are conditions and events that raise substantial doubt about its ability to continue as a going concern. The Company currently does not expect the adoption to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. The amendments in this update are effective for fiscal periods beginning on or after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact of this standard on its financial position, results of operations and cash flows.

There were various other accounting standards and interpretations issued during 2014 and 2015 the Company has not yet been required to adopt, none of which are expected to have a material impact on its financial position, results of operations and cash flows.

(3)           Acquisitions

ExamWorks operates in a highly fragmented industry and as of March 31, 2015 has completed 50 acquisitions since July 14, 2008. A key component of ExamWorks’ acquisition strategy is growth through acquisitions that expand its geographic coverage, that provide new or complementary lines of business, expand its portfolio of services and that increase its market share.

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

(a)             2014 Acquisitions

In 2014, the Company completed the following individually insignificant acquisitions, as defined in SEC Regulation S-X Rule 3-05, with an aggregate purchase price of $194.8 million, comprised of $189.0 million cash consideration less cash acquired of $1.1 million, and $6.9 million of contingent consideration. In conjunction with these 2014 acquisitions, the Company incurred transaction costs of $1.6 million, of which $753,000 was incurred in the three months ended March 31, 2014. The Company did not incur any costs associated with the indicated acquisitions in the first quarter of 2015. These amounts are reported in SGA expenses in the Company’s accompanying Consolidated Statements of Comprehensive Loss. These acquisitions enhanced and expanded the presence of the service offerings of the Company.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Company name	Form of acquisition	Date of acquisition
Newton Medical Group (United States)	Substantially all of the assets and assumed certain liabilities	January 13, 2014
Cheselden (United Kingdom)	100% of the outstanding share capital	January 16, 2014
G&L Intermediate Holdings (“Gould & Lamb”) (United States)	100% of the outstanding common stock	February 3, 2014
Assess Medical Group Pty Ltd (Australia)	100% of the outstanding common stock	February 14, 2014
Solomon Associates (United States)	Substantially all of the assets and assumed certain liabilities	May 30, 2014
Ability Services Network (United States)	100% of the outstanding common stock	June 6, 2014
Expert Medical Opinions (United States)	Substantially all of the assets and assumed certain liabilities	August 22, 2014

The preliminary allocation of consideration for these acquisitions is summarized as follows (in thousands):

	Preliminary purchase price allocation December 31, 2014	Adjustments/ reclassifications	Preliminary purchase price allocation March 31, 2015
Equipment and leasehold improvements	886	—	886
Customer relationships	50,216	—	50,216
Tradenames	10,342	—	10,342
Covenants not to compete	590	—	590
Technology	1,870	—	1,870
Goodwill	136,034	468	136,502
Net deferred tax liability associated with step-up in book basis	(9,041)	—	(9,041)
Assets acquired and liabilities assumed, net	3,785	(377)	3,408
Totals	194,682	91	194,773

In 2015, the Company recorded adjustments to working capital resulting in an increase in total consideration paid of $91,000. Goodwill of $116.5 million and other intangible assets of $36.7 million are expected to be deductible for U.S. federal income tax purposes, a portion of which are subject to the provisions of IRC Section 901(m) which contain certain foreign tax credit limitations. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

(b)             2015 Acquisition

In 2015, the Company completed the following individually insignificant acquisition, as defined in SEC Regulation S-X Rule 3-05, with a purchase price of $2.3 million, comprised of $2.7 million cash consideration less cash acquired of $405,000. In conjunction with the 2015 acquisition, the Company incurred transaction costs of $52,000, none of which were incurred in the three months ended March 31, 2015. The Company did not incur any costs associated with the indicated acquisition in the first quarter of 2014. These amounts are reported in SGA expenses in the Company’s accompanying Consolidated Statements of Comprehensive Loss. This acquisition enhanced and expanded the presence of the service offerings of the Company.

Company name	Form of acquisition	Date of acquisition
ReliableRS (United States)	Substantially all of the assets and assumed certain liabilities	January 2, 2015

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The preliminary allocation of consideration for this acquisition is summarized as follows (in thousands):

Preliminary purchase price allocation March 31, 2015
Equipment and leasehold improvements	$22
Customer relationships	1,080
Tradename	270
Goodwill	807
Assets acquired and liabilities assumed, net	120
Total	$2,299

Goodwill of $807,000 and other intangible assets of $1.4 million are expected to be deductible for U.S. federal income tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. The 2015 acquisition contributed $616,000 in revenues and $19,000 in operating loss for the three months ended March 31, 2015.

(c)               Pro forma Financial Information

The following unaudited pro forma results of operations for the three months ended March 31, 2014 and 2015 assumes that the 2014 acquisitions were completed on January 1, 2013 and the 2015 acquisition was completed on January 1, 2014. ReliableRS was acquired on January 2, 2015, thus there are no differences between the reported and pro forma results of operations for the three months ended March 31, 2015.

For the three months ended March 31, 2014, the pro forma results include adjustments to reflect reduced interest and other expenses of $393,000, associated with the elimination of the pre-acquisition debt related to certain acquisitions.  In addition, incremental depreciation and amortization expense was recorded as if the acquisitions had occurred on the dates referenced above and amounted to $2.4 million for the three months ended March 31, 2014.  Finally, adjustments of $4.1 million were made to reduce SGA expenses for the three months ended March 31, 2014, principally related to certain salary and other personal expenses attributable to the previous owners of the acquired businesses.  These adjustments represent contractual reductions and are considered to be non-recurring and are not expected to have a continuing impact on the operations of the Company.

	Three months ended March 31,
	2014	2015
	(In thousands, except per share data)
Pro forma revenues	$187,788	$196,316
Pro forma net income (loss)	(326)	2,024

Pro forma income (loss) per share: Basic	$(0.01)	$0.05
Pro forma income (loss) per share: Diluted	$(0.01)	$0.05

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective as of January 1 of the respective years or of future operations of the Company.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)              Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements at December 31, 2014 and March 31, 2015, consist of the following (in thousands):

	Estimated useful lives	December 31,	March 31,
	(years)	2014	2015
Building	15	$2,553	$2,633
Computer and office equipment	3	19,160	17,126
Furniture and fixtures	3 to 5	4,274	4,425
Leasehold improvements	Lease term	4,836	4,776
		30,824	28,960
Less accumulated depreciation and amortization		15,098	12,905
Totals		$15,726	$16,055

Depreciation expense was $1.4 million and $1.7 million for the three months ended March 31, 2014 and 2015, respectively.

 (5)             Goodwill and Intangible Assets

Goodwill by segment at December 31, 2014 and March 31, 2015 consists of the following (in thousands) (1):

	United		United
	States	Canada	Kingdom	Australia	Total
Balance at December 31, 2014	$401,560	$17,178	$38,354	$38,587	$495,679
Goodwill acquired during the year	807	—	—	—	807
Adjustments to prior year acquisitions	468	—	—	—	468
Effect of foreign currency translation	—	(2,021)	(1,868)	(3,058)	(6,947)
Balance at March 31, 2015	$402,835	$15,157	$36,486	$35,529	$490,007

(1)	Goodwill recorded in connection with certain tax benefits to be realized in the Company’s U.S. income tax returns has been reflected in the United States segment.

   Intangible assets at December 31, 2014 and March 31, 2015, consist of the following (in thousands):

		December 31, 2014
	Estimated useful lives (months)	Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	40 to 60	$244,211	$(167,943)	$76,268
Tradenames	45 to 84	68,264	(45,901)	22,363
Covenants not to compete	36	6,761	(4,116)	2,645
Technology	24 to 40	9,188	(7,881)	1,307
Totals		$328,424	$(225,841)	$102,583

		March 31, 2015
	Estimated useful lives (months)	Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	40 to 60	$239,707	$(174,154)	$65,553
Tradenames	45 to 84	67,176	(47,146)	20,030
Covenants not to compete	36	9,487	(4,578)	4,909
Technology	24 to 40	9,048	(7,912)	1,136
Totals		$325,418	$(233,790)	$91,628

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The aggregate intangible amortization expense was $12.9 million and $13.1 million for the three months ended March 31, 2014 and 2015, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Amount
Nine months ended December 31, 2015	$33,846
Year ended December 31:
2016	33,633
2017	21,172
2018	2,094
2019	883
Total	$91,628

(6)             Accrued Expenses

Accrued expenses at December 31, 2014 and March 31, 2015 consist of the following (in thousands):

	December 31, 2014	March 31, 2015
Accrued compensation and benefits	$15,041	$14,416
Accrued selling and professional fees	4,202	3,892
Accrued income, value added and other taxes	26,576	26,954
Accrued medical panel fees	4,391	3,890
Other accrued expenses	3,768	3,293
Totals	$53,978	$52,445

(7)              Stockholders’ Equity

During the three months ended March 31, 2015, the Company issued approximately 622,000 shares of common stock to settle options exercised during the period.

During the three months ended March 31, 2015, the Company issued approximately 8,000 shares of common stock to settle warrants exercised during the period.

During the three months ended March 31, 2015, the Company issued approximately 91,000 shares of restricted stock with a fair value of $3.7 million to certain officers and employees for services to be provided during the next three years. The Company is recording the expenses related to these awards in SGA expenses over the requisite service period.

During the three months ended March 31, 2015, the Company issued approximately 67,000 shares of common stock to settle restricted stock units whose restrictions were lifted during the period.

During the three months ended March 31, 2015, the Company issued approximately 122,000 shares of restricted stock to certain officers and employees in settlement of its 2014 incentive compensation plan liability. The restriction on these shares will be lifted in 50% increments on June 1, 2015 and 2016. The Company is recording the remaining expenses related to these awards in SGA expenses over the remaining service period.

During the three months ended March 31, 2015, the Company did not repurchase any shares under the share repurchase program. As of March 31, 2015, the Company has approximately 905,000 shares of common stock held as treasury shares with an average value of $9.38 per share, and the ability to repurchase an additional $10.2 million in shares of its common stock.

(8)              Related Party Transactions

The Senior Secured Revolving Credit Facility contains a provision requiring the Company to use a third party to perform financial due diligence for acquisitions exceeding a certain size. With the approval of the senior lender, the Company engaged RedRidge Finance Group (“RedRidge”) to assist it with financial due diligence and incurred $176,000 and $118,000 in fees, pertaining to acquisition-related work performed during the three months ended March 31, 2014 and 2015, respectively. P&P Investment, LLC (“P&P”), a company owned by Richard Perlman and James Price, the Executive Chairman and Chief Executive Officer, respectively, of the Company, are minority owners and lenders of RedRidge.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)              Commitments and Contingencies

(a)              Lease Commitments

The Company and its subsidiaries lease office space and office related equipment under noncancelable operating leases with various expiration dates from 2015 through 2023.

Future minimum lease payments under the operating leases for the nine months ended December 31, 2015 and in each of the years subsequent to December 31, 2015 are as follows (in thousands):

Amount
Nine months ended December 31, 2015	$9,835
Year ended December 31:
2016	11,335
2017	9,747
2018	7,977
2019	5,423
Thereafter	5,043
Total	$49,360

Related rent expense was $3.5 million and $4.2 million for the three months ended March 31, 2014 and 2015, respectively.

(b)              Employee Benefit Plans

The Company and certain of its subsidiaries each sponsor separate voluntary defined contribution pension plans. The plans cover employees that meet specific age and length of service requirements. The Company and certain of its subsidiaries have various matching and vesting arrangements within their individual plans. For the three months ended March 31, 2014 and 2015, the Company recorded $228,000 and $370,000, respectively, in compensation expense related to these plans.

(10)            Long-Term Debt

Long-term debt at December 31, 2014 and March 31, 2015 consists of the following (amounts in thousands) (1).

	December 31,	March 31,
	2014	2015
	(in thousands)
Senior Unsecured Notes Payable (a)	$250,000	$250,000
Senior Secured Revolving Credit Facility, Bank of America, N.A. (b)	143,853	140,000
Working capital facilities, Barclays (c)	40,396	38,447
	434,249	428,447
Less current portion	40,396	—
	$393,853	$428,447

(1)     See Note 15, Subsequent Events, for a discussion of the issuance of the Company's 5.625% Senior Notes due 2023, the Amended and Restated Senior Secured Revolving Credit Facility and amendments to the Company's working capital facilities, all events that occurred subsequent to March 31, 2015.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

On May 6, 2011, the Company increased and fully exercised the accordion features of the Senior Secured Revolving Credit Facility.  The increase and exercise of the accordion feature increased the committed capacity of the Senior Secured Revolving Credit Facility by $55.0 million, from a total of $245.0 million to a total of $300.0 million.

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

As of March 31, 2015, the Company had $140.0 million outstanding under the Senior Secured Revolving Credit Facility, bearing interest at a rate of LIBOR plus 3.00%, resulting in $122.5 million of undrawn commitments.

(c)               On September 29, 2010, the Company’s indirect 100% owned subsidiary UK Independent Medical Services Limited (“UKIM”) entered into a Sales Finance Agreement (the “UKIM SFA”) with Barclays Bank PLC (“Barclays”), pursuant to which Barclays provides UKIM a working capital facility of up to £5,000,000, subject to the terms and conditions of the UKIM SFA. The working capital facility bore a discount margin of 2.5% over Base Rate and served to finance UKIM’s unpaid account receivables.  The working capital facility had a minimum term of 36 months.

On June 28, 2013, UKIM entered into an amendment to extend the term of the existing UKIM SFA by 24 months from June 28, 2013, to amend the discount margin to 2.4% over Base Rate (0.5% rate on March 31, 2015) and to provide that payments by UKIM for certain non-working capital purposes are permitted under the UKIM SFA. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of March 31, 2015, UKIM had $6.2 million outstanding under the working capital facility, resulting in approximately $1.2 million in availability.

On May 12, 2011, the Company’s indirect 100% owned subsidiary Premex Group Limited (“Premex”) entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays provides Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on March 31, 2015) and serves to finance Premex’s unpaid account receivables.  The working capital facility had a minimum term of 36 months.

On June 28, 2013, Premex entered into an amendment to extend the term of the existing Premex SFA by 24 months from June 28, 2013, and to provide that payments by Premex for certain non-working capital purposes are permitted under the Premex SFA. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of March 31, 2015, Premex had $32.2 million outstanding under the working capital facility, resulting in approximately $7.1 million in availability.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)          Financial Instruments

The FASB issued ASC Topic 815, Derivatives and Hedging (“ASC 815”) which establishes accounting and reporting standards for derivative instruments. ASC 815 requires an entity to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Derivatives that do not qualify as a hedge must be adjusted to fair value in earnings. If the derivative does qualify as a hedge under ASC 815, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a hedge’s change in fair value will be immediately recognized in earnings.

Beginning in the second quarter of 2013, in order to protect against foreign currency exposure in its Australian operations, the Company entered into forward foreign currency contracts as a hedge of AUD $60.0 million of its net investment in Australia. Beginning in the third quarter of 2013, the Company also entered into forward foreign currency contracts as a hedge of £40.0 million of its net investment in the U.K. The Company settled certain of its hedge positions during the 2015 year and received $4.8 million in net proceeds. This amount was classified in accumulated other comprehensive loss in the Company’s Consolidated Balance Sheet (see Note 2), offsetting the currency translation adjustment of the related net investment that is also recorded in accumulated other comprehensive loss, and is reported net of the effect of income taxes.

As of December 31, 2014, the Company had a net asset of $272,000 recorded in other current assets with the offsetting net unrealized gain being recorded in accumulated other comprehensive loss in its Consolidated Balance Sheets associated with open forward foreign currency contracts which matured in January of 2015. As of March 31, 2015, the Company had a gross asset and liability of $958,000 and $159,000, respectively recorded in other current assets and other current liabilities, respectively, with the offsetting net unrealized gain and loss being recorded in accumulated other comprehensive loss in its Consolidated Balance Sheets associated with open forward foreign currency contracts which matured in May of 2015.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the activity related to the unrecognized tax benefits for the three months ended March 31, 2015, (in thousands)

Balance at January 1, 2015	$1,593
Increase to prior year tax positions	11
Increase to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—
Decrease related to settlements	—
Balance at March 31, 2015	$1,604

The Company is no longer subject to U.S. federal income and state tax return examinations by tax authorities for tax years before 2010 and 2009, respectively. The Company operates in multiple taxing jurisdictions and faces audits from various tax authorities. The Company remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. The Company does not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next 12 months.

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

Information relating to the Company’s product groups (IMEs, peer review, bill review, Medicare compliance, case management and other related services) is as follows (in thousands):

Revenues:	For the three months ended March 31,
	2014	2015
IME and other related services (1)	$154,540	$167,345
Peer and bill reviews, Medicare compliance services and case management services (1)	18,488	28,971
Total revenues	$173,028	$196,316

(1) Includes the results of certain of the Company’s service centers acquired whose revenues are generated substantially through the indicated product group. Outside of this presentation, other product groups are not tracked within the Company’s financial systems. Additionally, other related services, which include any Medicare compliance services and case management services completed at the Company’s historic service centers in the periods presented, are not separately captured within the Company’s financial systems and have been included with IME services in the above presentation as separate presentation is not practicable. With the Company’s acquisition of Gould & Lamb in February of 2014 and Ability Services Network and Med Allocators in June of 2014, Medicare compliance services and case management services have been added to the presentation above. None of the individual services within the peer and bill reviews, Medicare compliance services and case management services category above represent more than 10% of consolidated revenues.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Information relating to the Company’s geographic segments is as follows (in thousands)(1)(2):

	United		United
	States	Canada	Kingdom	Australia	Total
Three months ended March 31, 2014
Revenues	$106,049	$7,507	$42,053	$17,419	$173,028
Segment profit	15,954	1,098	7,081	3,877	28,010
Depreciation and amortization expense	7,720	811	3,175	2,636	14,342
Capital expenditures	(402)	—	(290)	(20)	(712)
Total assets (3)	488,362	28,293	230,597	100,373	847,625
Long-lived assets (3)	403,354	21,169	105,373	88,856	618,752

Three months ended March 31, 2015
Revenues	$121,718	$7,949	$47,444	$19,205	$196,316
Segment profit	19,522	634	7,699	4,097	31,952
Depreciation and amortization expense	9,411	582	2,383	2,472	14,848
Capital expenditures	(1,670)	(114)	(189)	(256)	(2,229)
Total assets (3)	602,005	22,343	236,186	83,228	943,762
Long-lived assets (3)	471,040	15,613	92,703	68,227	647,583

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

A reconciliation of segment profit to consolidated income from operations is as follows (in thousands):

	For the three months ended March 31,
	2014	2015
Segment Profit	28,010	31,952
Depreciation and amortization	(14,342)	(14,848)
Share-based compensation expense	(5,353)	(6,136)
Acquisition related transaction costs	(1,192)	382
Other expenses	—	(210)
Income from operations	$7,123	$11,140

(14)           Condensed Consolidating Financial Information of Guarantor Subsidiaries

The Company has outstanding certain indebtedness that is guaranteed by all of its U.S. subsidiaries. However, the indebtedness is not guaranteed by the Company’s foreign subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis, and are full and unconditional. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of December 31, 2014 and March 31, 2015, and for the three months ended March 31, 2014 and 2015 is presented below. The Company (issuer of the Senior Unsecured Notes) was formed in June 2010 to implement a holding company organizational structure. As a result, all operating activities are conducted through the Company’s 100% owned subsidiaries.

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

Condensed Consolidating Statement of Operations

for the three months ended March 31, 2015

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals

Revenues	$121,718	$74,598	$—	$—	$196,316
Costs and expenses:
Costs of revenues	82,334	45,842	—	—	128,176
Selling, general and administrative expenses	23,014	19,138	—	—	42,152
Depreciation and amortization	9,411	5,437	—	—	14,848
Total costs and expenses	114,759	70,417	—	—	185,176
Income from operations	6,959	4,181	—	—	11,140
Interest and other expenses, net	6,409	1,595	—	—	8,004
Income before income taxes	550	2,586	—	—	3,136
Provision (benefit) for income taxes	(594)	1,706	—	—	1,112
Net income before earnings of consolidated subsidiaries	$1,144	$880	$—	$—	$2,024
Net income (loss) of consolidated subsidiaries	880	—	880	(1,760)	—
Net income (loss)	$2,024	$880	$880	$(1,760)	$2,024

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet as of March 31, 2015

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$9,202	$11,080	$—	$—	$20,282
Accounts receivable, net	57,518	148,241	—	—	205,759
Intercompany receivable	44,998	—	5,027	(50,025)	—
Prepaid expenses	7,991	4,597	—	—	12,588
Deferred tax assets	3,938	101	—	—	4,039
Other current assets	958	1,113	—	—	2,071
Total current assets	124,605	165,132	5,027	(50,025)	244,739
Property, equipment and leasehold improvements, net	11,118	4,937	—	—	16,055
Investment in subsidiaries	218,225	—	594,614	(812,839)	—
Intercompany notes receivable	174,385	—	174,385	(348,770)	—
Goodwill	388,379	101,628	—	—	490,007
Intangible assets, net	60,527	31,101	—	—	91,628
Long-term accounts receivable, less current portion	—	47,743	—	—	47,743
Deferred tax assets, noncurrent	38,661	7,076	—	—	45,737
Deferred financing costs, net	5,690	14	—	—	5,704
Other assets	695	1,454	—	—	2,149
Total assets	$1,022,285	$359,085	$774,026	$(1,211,634)	$943,762
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$21,126	$36,311	$—	$—	$57,437
Intercompany payable	5,027	44,998	—	(50,025)	—
Accrued expenses	23,343	29,102	—	—	52,445
Accrued interest expense	—	—	5,027	—	5,027
Deferred revenue	300	5,126	—	—	5,426
Current portion of contingent earnout obligation	—	4,393	—	—	4,393
Other current liabilities	2,634	4,601	—	—	7,235
Total current liabilities	52,430	124,531	5,027	(50,025)	131,963
Senior unsecured notes payable	—	—	250,000	—	250,000
Senior secured revolving credit facility and working capital facilities, less current portion	—	38,447	140,000	—	178,447
Intercompany notes payable	174,385	174,385	—	(348,770)	—
Deferred tax liability, noncurrent	10,580	—	—	—	10,580
Other long-term liabilities	3,364	8,255	—	—	11,619
Total liabilities	240,759	345,618	395,027	(398,795)	582,609
Commitments and contingencies
Stockholders’ equity (deficit)	781,526	13,467	378,999	(812,839)	361,153
Total liabilities and stockholders' equity (deficit)	$1,022,285	$359,085	$774,026	$(1,211,634)	$943,762

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2014

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals

Net cash provided by operating activities	$1,369	$1,836	$—	$—	$3,205
Investing activities:
Cash paid for acquisitions, net	(87,615)	(9,538)	—	—	(97,153)
Purchases of building, equipment and leasehold improvements, net	(402)	(310)	—	—	(712)
Working capital and other settlements for acquisitions	—	(1,142)	—	—	(1,142)
Cash paid for foreign currency net investment hedges	(3,356)	—	—	—	(3,356)
Other	(839)	—	—	—	(839)
Net cash used in investing activities	(92,212)	(10,990)	—	—	(103,202)
Financing activities:
Borrowings under senior secured revolving credit facility	—	—	121,012	—	121,012
Proceeds from the exercise of options and warrants	—	—	14,637	—	14,637
Excess tax benefit related to share-based compensation	—	—	6,190	—	6,190
Net borrowings under working capital facilities	—	4,123	—	—	4,123
Payment of deferred financing costs	—	—	(225)	—	(225)
Repayment of subordinated unsecured notes payable	(333)	—	—	—	(333)
Repayment under senior secured revolving credit facility	—	—	(50,000)	—	(50,000)
Intercompany notes and investments and other	91,614	—	(91,614)	—	—
Net cash provided by financing activities	91,281	4,123	—	—	95,404
Exchange rate impact on cash and cash equivalents	—	268	—	—	268
Net increase (decrease) in cash and cash equivalents	438	(4,763)	—	—	(4,325)
Cash and cash equivalents, beginning of period	760	12,069	—	—	12,829
Cash and cash equivalents, end of period	$1,198	$7,306	$—	$—	$8,504

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2015

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals

Net cash provided by operating activities	$2,226	$3,938	$—	$—	$6,164
Investing activities:
Cash paid for acquisitions, net	(2,299)	—	—	—	(2,299)
Purchases of building, equipment and leasehold improvements, net	(1,670)	(559)	—	—	(2,229)
Working capital and other settlements for acquisitions	(91)	—	—	—	(91)
Proceeds from foreign currency net investment hedges	4,812	—	—	—	4,812
Other	(1,250)	—	—	—	(1,250)
Net cash used in investing activities	(498)	(559)	—	—	(1,057)
Financing activities:
Borrowings under senior secured revolving credit facility	—	—	25,478	—	25,478
Proceeds from the exercise of options and warrants	—	—	8,855	—	8,855
Excess tax benefit related to share-based compensation	—	—	2,086	—	2,086
Net repayments under working capital facilities	—	(132)	—	—	(132)
Repayment of contingent earnout obligation	—	(1,023)	—	—	(1,023)
Repayment under senior secured revolving credit facility	—	—	(29,331)	—	(29,331)
Intercompany notes and investments and other	7,088	—	(7,088)	—	—
Net cash provided by financing activities	7,088	(1,155)	—	—	5,933
Exchange rate impact on cash and cash equivalents	—	(509)	—	—	(509)
Net increase (decrease) in cash and cash equivalents	8,816	1,715	—	—	10,531
Cash and cash equivalents, beginning of period	388	9,363	—	—	9,751
Cash and cash equivalents, end of period	$9,204	$11,078	$—	$—	$20,282

(15)           Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date of this filing and identified the following items:

5.625% Senior Notes due 2023

On April 16, 2015, the Company closed the public offering of $500.0 million in aggregate principal amount of 5.625% senior notes due 2023 (the “Notes”). The Notes were issued at a price of 100% of their principal amount. The Notes are senior obligations of ExamWorks and are guaranteed by certain of ExamWorks’ existing and future U.S. subsidiaries. A portion of the gross proceeds of $500.0 million were or will be used to repay all outstanding borrowings under the Senior Secured Revolving Credit Facility, to redeem all of the Senior Unsecured Notes, to pay related fees and expenses, and for general corporate purposes, including acquisitions.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Amended and Restated Senior Secured Revolving Credit Facility

Concurrently with the issuance of the Notes, on April 16, 2015, the Company amended and restated the terms of its Senior Secured Revolving Credit Facility in connection with the offering of the Notes pursuant to an amended and restated credit agreement (the “Amended and Restated Credit Facility”) dated April 16, 2015. The Amended and Restated Credit Facility provides for up to $300.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit). During the term of the Amended and Restated Credit Facility, the Company has the right, subject to compliance with the covenants specified in the Amended and Restated Credit Facility and the Notes, to increase the revolving extensions under the Amended and Restated Credit Facility to a maximum of $400.0 million. The term of the Senior Secured Revolving Credit Facility was extended for five years from the date of the amendment to April 2020.

Working Capital Facilities

On April 16, 2015, the Company amended both the working capital facility provided to UKIM by Barclays Bank PLC and the working capital facility provided to Premex by Barclays Bank PLC to, among other things, extend the term by a period of 36 months to April 2018. The amounts outstanding under these facilities have been reclassified from current to long-term as of March 31, 2015.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to “ExamWorks,” “the Company,” “we,” “our,” and “us” mean ExamWorks Group, Inc. and its consolidated subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Forward-looking statements convey current expectations or forecasts of future events for ExamWorks. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking. You can identify forward-looking statements by terminology such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” “can,” “continue,” or “may,” or the negative of these terms or other similar expressions that convey uncertainty of future events or outcomes. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A. of this Quarterly Report on Form 10-Q and elsewhere in this report, and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this report.

Our Business

We are a leading provider of independent medical examinations (“IMEs”), peer and bill reviews, Medicare compliance services, case management services and other related services, which include legal support services, administrative support services and medical record retrieval services. We were incorporated as a Delaware corporation on April 27, 2007. From July 14, 2008 through the date of this filing, we have acquired 51 IME services businesses, including a leading provider of software solutions to the IME industry. We currently operate out of 66 service centers servicing all 50 U.S. states, Canada, the United Kingdom and Australia. We conduct our business through four geographic segments: the United States, Canada, the United Kingdom and Australia.

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

We provide our clients with the local presence, expertise and broad geographic coverage they increasingly require. Our size and geographic reach give our clients access to our medical panel of credentialed physicians and other medical providers and our proprietary information technology infrastructure that has been specifically designed to streamline the complex process of coordinating referrals, scheduling appointments, complying with regulations and client reporting. Our primary service is to provide IMEs that give our clients authoritative and accurate answers to questions regarding the nature and permanency of medical conditions or personal injury, their cause and appropriate treatment. Additionally, we provide peer and bill reviews, which consist of medical opinions by members of our medical panel without conducting physical exams, and the review of physician and hospital bills to examine medical care rendered and its conformity to accepted standards of care. Prior to our acquisition of MES Group, Inc. (“MES”) in February 2011, we marketed our services primarily under the ExamWorks brand.  Initially with the MES acquisition and subsequently with the Premex Group Limited (“Premex”) and MedHealth Holdings Pty. Limited (“MedHealth”) acquisitions, we began to market our services under several brands, including but not limited to, ExamWorks, MES, Premex and MedHealth. Further, with the acquisition of Gould & Lamb in February 2014 and Ability Services Network and MedAllocators in June 2014, we expanded our presence in Medicare compliance services, including Medicare set-aside and reporting services, that help mitigate costs and promote compliance, and case management services, which include managing the medical and vocational cases of injured workers to facilitate timely recovery and/or return to work. These services are marketed under ExamWorks Clinical Solutions.

Significant Recent Developments

5.625% Senior Notes due 2023

On April 16, 2015, we closed a public offering of $500.0 million in aggregate principal amount of 5.625% senior notes due 2023 (the “Notes”). The Notes were issued at a price of 100% of their principal amount. The Notes are senior obligations of ExamWorks and are guaranteed by certain of ExamWorks’ existing and future U.S. subsidiaries. A portion of the gross proceeds of $500.0 million were or will be used to repay all outstanding borrowings under our Senior Secured Revolving Credit Facility (as defined below under Liquidity and Capital Resources – Credit Facilities), to redeem all of our Senior Unsecured Notes (as defined below under Liquidity and Capital Resources – Senior Unsecured Notes), to pay related fees and expenses, and for general corporate purposes, including acquisitions.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Amended and Restated Senior Secured Revolving Credit Facility

Concurrently with the issuance of the Notes, on April 16, 2015, we amended and restated the terms of our Senior Secured Revolving Credit Facility (as defined below) in connection with the offering of the Notes pursuant to an amended and restated credit agreement dated April 16, 2015 (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provides for up to $300.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit). During the term of the Amended and Restated Credit Facility, the Company has the right, subject to compliance with the covenants specified in the Amended and Restated Credit Facility and the Notes, to increase the revolving extensions under the Amended and Restated Credit Facility to a maximum of $400.0 million. The term of the Senior Secured Revolving Credit Facility was extended for five years from the date of the amendment to April 2020.

Working Capital Facilities

On April 16, 2015, we amended both the working capital facility provided to UK Independent Medical Services Limited (“UKIM”) by Barclays Bank PLC and the working capital facility provided to Premex by Barclays Bank PLC to, among other things, extend the term by a period of 36 months to April 2018.

Acquisitions

A key feature of our strategy is to grow our business organically by selling additional services to existing clients, cross-selling into additional insurance lines of business and expanding our geographic footprint with existing clients. Because we operate in a highly fragmented industry, and have completed numerous acquisitions, another component of our business strategy has historically been and continues to be growth through acquisitions that expand our geographic coverage, provide new or complementary lines of business, expand our portfolio of services, and increase our market share. For example, our acquisition of MedHealth in August 2012 enabled us to enter the Australian market and expand our range of clients and services, and increase our international market presence. Similarly, our acquisitions of Gould & Lamb in February 2014 and Ability Services Network and MedAllocators in June 2014 enabled us to expand our presence in the Medicare compliance services and case management services markets and offer a wider range of services to new and existing clients. To date, we have completed 51 acquisitions and below we include the acquisitions completed in 2014 and 2015:

Acquisition Date	Name
April 14, 2015	•	Landmark Exams & Maven Exams
January 2, 2015	•	ReliableRS
August 22, 2014	•	Expert Medical Opinions
June 6, 2014	•	Ability Services Network and MedAllocators
May 30, 2014	•	Solomon Associates
February 14, 2014	•	Assess Medical
February 3, 2014	•	Gould & Lamb
January 16, 2014	•	Newton Medical Group
January 13, 2014	•	Cheselden

Sources of Revenues and Expenses

Revenues

We derive revenue primarily from fees charged for independent medical examinations, peer and bill reviews, Medicare compliance services, case management services and other related services, which include litigation support services, administrative support services and medical record retrieval services. Revenues are recognized at the time services have been performed and, if applicable, at the time the report is shipped to the end user. We expect revenue to continue to increase through acquisition and organic growth.  Our revenue is derived from services performed in different geographic areas.

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

Results of Operations

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands, except per share data):

	For the three months ended March 31,
	2014	2015

Revenues	$173,028	$196,316
Costs and expenses:
Costs of revenues	111,035	128,176
Selling, general and administrative expenses	40,528	42,152
Depreciation and amortization	14,342	14,848
Total costs and expenses	165,905	185,176
Income from operations	7,123	11,140
Interest and other expenses, net	7,577	8,004
Income (loss) before income taxes	(454)	3,136
Provision (benefit) for income taxes	(165)	1,112
Net income (loss)	$(289)	$2,024
Per share data
Net income (loss) per share:
Basic	$(0.01)	$0.05
Diluted	$(0.01)	$0.05

Weighted average number of common shares outstanding:
Basic	37,089	40,418
Diluted	37,089	42,680

Other Financial Data:
Adjusted EBITDA(1)	$28,010	$31,952

(1)	Adjusted EBITDA is a non-GAAP measure that is described and reconciled to net income (loss) in the next section and is not a substitute for the GAAP equivalent.

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

The following table presents a reconciliation to Adjusted EBITDA from net income (loss), the most comparable GAAP measure, for each of the periods indicated (in thousands):

	For the three months ended March 31,
	2014	2015
Reconciliation to Adjusted EBITDA:
Net income (loss)	$(289)	$2,024
Share-based compensation expense (1)	5,353	6,136
Depreciation and amortization	14,342	14,848
Acquisition-related transaction costs	1,192	(382)
Other expenses (2)	—	210
Interest and other expenses, net	7,577	8,004
Provisions (benefit) for income taxes	(165)	1,112
Adjusted EBITDA	$28,010	$31,952

(1)

Share-based compensation expense of $694,000 and $469,000 is included in costs of revenues for the three months ended March 31, 2014 and 2015, respectively, and the remainder is included in SGA expenses.

(2)	Other expenses consist principally of integration related expenses, such as facility termination, severance and relocation costs, associated with our acquisition strategy.

Comparison of the Three Months Ended March 31, 2015 and 2014

As stated previously, our revenues consist primarily of fees charged for IME services performed. What we are able to charge per IME service performed depends on many factors relating to the type of IME services that our clients request. Those factors include, among others, (1) the line of business (e.g., worker’s compensation, automotive or liability claim), (2) product group (e.g., IME or peer review), (3) the geographic location of the claimant and (4) the medical panel provider we are able to use and his or her specialty. These factors impact the revenue generated by each IME service request differently and are largely out of our control.  As a result, our management team focuses its efforts on increasing the volume of IME service requests received and completed and not necessarily their type. Changes in revenue that we cannot attribute to increases or decreases in volume we attribute to changes in sales mix. Our largest cost is payments made to members of our medical panel. For the majority of our revenues, these costs are variable, as most of the medical panel members are independent contractors, allowing us to maintain and manage our costs of revenues more effectively.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Revenues. Revenues were $196.3 million for the three months ended March 31, 2015 compared to $173.0 million for the three months ended March 31, 2014, an increase of $23.3 million, or 13%. Of the increase in revenues compared to 2014, $11.4 million, or 6%, was attributable to acquisitions completed in 2014 and 2015 and $11.9 million, or 7%, was due to growth in our existing businesses.

●

U.S. segment revenues were $121.7 million for the three months ended March 31, 2015 compared to $106.0 million for the three months ended March 31, 2014, an increase of $15.7 million, or 15%. Of the increase in U.S. revenues compared to 2014, $9.8 million, or 9%, was attributable to acquisitions completed in 2014 and 2015 and $5.9 million, or 6%, was due to growth in our existing businesses, of which approximately 55% related to increases in our IME and related services product group. The growth in the existing businesses was due to an approximate 6% increase in service volumes, offset by a slight unfavorable change in sales mix.

●

Canada segment revenues were $8.0 million for the three months ended March 31, 2015 compared to $7.5 million for the three months ended March 31, 2014, an increase of $443,000, or 6%. Excluding the impact of currency, the existing Canada businesses grew 19%. The constant currency growth in Canada revenues compared to 2014 was equally attributable to increased IME service volumes and a favorable change in sales mix.

●

U.K. segment revenues were $47.4 million for the three months ended March 31, 2015 compared to $42.1 million for the three months ended March 31, 2014, an increase of $5.3 million, or 13%. Excluding the impact of currency, the existing U.K. businesses grew 23%. The constant currency growth in the existing businesses was due to increased IME service volumes.

●

Australia segment revenues were $19.2 million for the three months ended March 31, 2015 compared to $17.4 million for the three months ended March 31, 2014, an increase of $1.8 million, or 10%. Of the increase in Australia revenues compared to 2014, $1.6 million, or 9%, was attributable to an acquisition completed in 2014 and $216,000, or 1%, was due to growth in our existing business. Excluding the impact of currency, the existing Australian businesses grew 14%. The constant currency growth in the existing business was primarily due to increased IME service volumes, and to a lesser extent, a favorable change in sales mix.

Costs of revenues. Costs of revenues were $128.2 million for the three months ended March 31, 2015 compared to $111.0 million for the three months ended March 31, 2014, an increase of $17.2 million, or 15%. Of the increase in costs of revenues compared to 2014, $9.3 million, or 8%, was attributable to acquisitions completed in 2014 and 2015 and $7.9 million, or 7%, was related to our existing businesses primarily attributable to increased fees paid to members of our medical panel and, to a lesser extent, an increase in other direct costs. Costs of revenues as a percentage of revenues was 65.3% for the three months ended March 31, 2015, a 1.1% increase from the 64.2% for the three months ended March 31, 2014. The increase was due to a change in sales mix and the legislative impact on our U.K. business.

Selling, general and administrative. SGA expenses were $42.2 million for the three months ended March 31, 2015 compared to $40.5 million for the three months ended March 31, 2014, an increase of $1.7 million, or 4%. Of the increase in SGA expenses compared to 2014, $3.0 million, or 7%, was attributable to acquisitions completed in 2014 and 2015, offset by a decline of $1.4 million, or (3%), related to our existing businesses primarily attributable to $1.7 million in reduced acquisition related transaction costs.

Depreciation and amortization. D&A expenses were $14.8 million for the three months ended March 31, 2015 compared to $14.3 million for the three months ended March 31, 2014, an increase of $506,000, or 4%. Of the increase in D&A expenses compared to 2014, $2.7 million, or 19%, was attributable to acquisitions completed in 2014 and 2015, offset by a decrease in our existing businesses as historic finite-lived intangible and tangible assets became fully amortized.

Interest and other expenses, net. Interest and other expenses, net, were $8.0 million for the three months ended March 31, 2015 compared to $7.6 million for the three months ended March 31, 2014, an increase of $427,000. Interest and other expenses, net, increased primarily due to increased interest expenses related to additional borrowings on our Senior Secured Revolving Credit Facility to fund acquisitions.

Provision (benefit) for Income Taxes. Provision for income taxes was $1.1 million for the three months ended March 31, 2015 compared to a benefit for income taxes of $165,000 for the three months ended March 31, 2014, a decreased benefit of $1.3 million, or 774%. Our effective income tax rate was 35.5% and 36.3% for the three months ended March 31, 2015 and 2014, respectively. The tax rates in the 2015 and 2014 periods were impacted primarily by elections made for certain foreign acquisitions, foreign rate differentials and non-deductible items.

Net income (loss). For the foregoing reasons, net income was $2.0 million for the three months ended March 31, 2015 compared to a net loss of $289,000 for the three months ended March 31, 2014.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Adjusted EBITDA. Adjusted EBITDA was $32.0 million for the three months ended March 31, 2015 compared to $28.0 million for the three months ended March 31, 2014, an increase of $4.0 million, or 14%. The increase in Adjusted EBITDA was primarily due to the 13% increase in revenues and the positive operating leverage resulting from this increased revenue. Adjusted EBITDA is also described as Segment Profit elsewhere in this Report (See Note 13 within Notes to Consolidated Financial Statements).

●

U.S. segment Adjusted EBITDA was $19.5 million for the three months ended March 31, 2015 compared to $16.0 million for the three months ended March 31, 2014, an increase of $3.5 million, or 22%. The increase in Adjusted EBITDA was due to the 15% increase in U.S. segment revenues and a 13% increase in costs of revenues and SGA expenses primarily due to increased fees paid to members of our medical panel as these costs are variable in nature and increased personnel expense to support the growth in our business, excluding share-based compensation.

●

Canada segment Adjusted EBITDA was $634,000 for the three months ended March 31, 2015 compared to $1.1 million for the three months ended March 31, 2014, a decrease of $464,000, or 42%. The decrease in Adjusted EBITDA was due to the 6% increase in Canada segment revenues, offset by a 14% increase in costs of revenues and SGA expenses primarily due to increased fees paid to members of our medical panel as these costs are variable in nature.

●

U.K. segment Adjusted EBITDA was $7.7 million for the three months ended March 31, 2015 compared to $7.1 million for the three months ended March 31, 2014, an increase of $618,000, or 9%. The increase in Adjusted EBITDA was due to the 13% increase in U.K. segment revenues, offset by a 14% increase in costs of revenues and SGA expenses primarily due to increased fees paid to members of our medical panel as these costs are variable in nature and increased personnel expense to support the growth in our business. Adjusted EBITDA was also negatively impacted by a legislative change in the U.K., which impacted revenues and we are in the process of working through SGA reductions to offset this lost revenue.

●

Australia segment Adjusted EBITDA was $4.1 million for the three months ended March 31, 2015 compared to $3.9 million for the three months ended March 31, 2014, an increase of $220,000, or 6%. The increase in Adjusted EBITDA was due to the 10% increase in Australia segment revenues, offset by a 12% increase in costs of revenues and SGA expenses primarily due to increased fees paid to members of our medical panel as these costs are variable in nature.

Liquidity and Capital Resources

Our principal capital requirements are to fund operations and acquisitions. We fund our capital needs from cash flow generated from operations and borrowings under our Amended and Restated Credit Facility and working capital facilities. We have also funded our acquisition program with equity issuances to sellers. We expect that cash and cash equivalents, availability under our existing credit and working capital facilities, as amended and restated, and cash flow from operations will be sufficient to support our operations, planned capital expenditures and acquisitions for at least the next 12 months. See Significant Recent Developments for further discussion of the Notes, our Amended and Restated Credit Facility and the extension of our working capital facilities.

Although we believe that our current cash and cash equivalents following the issuance of the Notes, funds available under our Amended and Restated Credit Facility and working capital facilities will be sufficient to meet our working capital and acquisition plans for at least the next 12 months, we may need to raise additional funds through the issuance of equity or convertible debt securities or increase borrowings to fund acquisitions. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. Additional financing may not be available or, if available, such financing may not be obtained on terms favorable to our stockholders and us.

Information related to our credit facilities, Senior Unsecured Notes and cash flows as of March 31, 2015 follows below.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

The Senior Secured Revolving Credit Facility contains restrictive covenants, including among other things financial covenants requiring us to not exceed a maximum consolidated senior secured leverage coverage ratio, a maximum total consolidated leverage ratio and to maintain a minimum consolidated fixed charge coverage ratio. The Senior Secured Revolving Credit Facility also restricts our ability (subject to certain exceptions) to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and make other payments in respect of capital stock, make certain investments, sell assets, change our lines of business, enter into transactions with affiliates and other corporate actions.  As of March 31, 2015, the Company was in compliance with the financial covenants in the Senior Secured Revolving Credit Facility.

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

As of March 31, 2015, we had $140.0 million outstanding under the Senior Secured Revolving Credit Facility, bearing interest at a rate of LIBOR plus 3.00%, resulting in $122.5 million of undrawn commitments.

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

On June 28, 2013, UKIM entered into an amendment to extend the term of the existing UKIM SFA by 24 months from June 28, 2013, to amend the discount margin to 2.4% over Base Rate (0.5% rate on March 31, 2015) and to provide that payments by UKIM for certain non-working capital purposes are permitted under the UKIM SFA. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of March 31, 2015, UKIM had $6.2 million outstanding under the working capital facility, resulting in approximately $1.2 million in availability.

On May 12, 2011, our indirect 100% owned subsidiary Premex entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays provides Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on March 31, 2015) and serves to finance Premex’s unpaid account receivables.  The working capital facility had a minimum term of 36 months.

On June 28, 2013, Premex entered into an amendment to extend the term of the existing Premex SFA by 24 months from June 28, 2013, and to provide that payments by Premex for certain non-working capital purposes are permitted under the Premex SFA. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of March 31, 2015, Premex had $32.2 million outstanding under the working capital facility, resulting in approximately $7.1 million in availability.

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

Cash Flow Summary

Cash and cash equivalents were $20.3 million at March 31, 2015 as compared with $8.5 million at March 31, 2014.

Our cash flows from operating, investing and financing activities, as reported in our Consolidated Financial Statements included elsewhere in this report, are summarized as follows (in thousands):

	For the three months ended March 31,
	2014	2015
Net cash provided by operating activities	$3,205	$6,164
Net cash used in investing activities	(103,202)	(1,057)
Net cash provided by financing activities	95,404	5,933
Exchange rate impact on cash and cash equivalents	268	(509)
Net increase (decrease) in cash and cash equivalents	$(4,325)	$10,531

Operating Activities. Net cash provided by operating activities was $6.2 million for the three months ended March 31, 2015 compared with net cash provided by operating activities of $3.2 million for the three months ended March 31, 2014. Net cash provided by operating activities for 2015 consisted of net non-cash charges of $19.8 million (principally including $14.8 million in depreciation and amortization and $6.1 million in share-based compensation, offset by the excess tax benefit related to share-based compensation of $2.1 million) and our net income of $2.0 million, offset by a net increase in working capital of approximately $15.6 million. The 2015 increase in working capital primarily consisted of increases in accounts receivable in our U.K. business and decreased accrued interest expense, offset by increased accounts payable and accrued expenses.

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

Investing Activities. Net cash used in investing activities was $1.1 million for the three months ended March 31, 2015 as compared to net cash used in investing activities of $103.2 million for the three months ended March 31, 2014.  The 2015 use of cash was primarily attributable to decreased payments associated with acquisitions as compared to the comparable prior year period and purchases of fixed assets, offset by $4.8 million in proceeds related to our foreign currency net investment hedges.

Net cash used in investing activities for 2014 was primarily attributable to increased payments associated with acquisitions and related settlement activity and cash payments related to our foreign currency net investment hedges, offset by decreased purchases of fixed assets as compared to the comparable prior year period.

Financing Activities. Net cash provided by financing activities was $5.9 million for the three months ended March 31, 2015 as compared to net cash provided by financing activities of $95.4 million for the three months ended March 31, 2014.  The 2015 cash provided was primarily attributable to the proceeds from the exercise of options and warrants of $8.9 million and the excess tax benefit related to share-based compensation of $2.1 million, offset by net repayments under our Senior Secured Revolving Credit Facility of $3.9 million.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Net cash provided by financing activities for 2014 was primarily attributable to net borrowings under our Senior Secured Revolving Credit Facility of $71.0 million, the proceeds from the exercise of options and warrants of $14.6 million, excess tax benefit related to share-based compensation of $6.2 million and net borrowings under our U.K. facilities of $4.1 million.

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

Contractual Obligations and Commitments

Our contractual cash payment obligations as of March 31, 2015 are set forth below (in thousands) (1):

			Payments due by year ending December 31,
	Total	Period from April 1, 2015 to December 31, 2015	2016	2017	2018	2019	Thereafter
Amounts outstanding under senior unsecured notes payable	$250,000	$—	$—	$—	$—	$250,000	$—

Amounts outstanding under senior secured revolving credit facility	140,000	—	140,000	—	—	—	—

Operating leases	49,360	9,835	11,335	9,747	7,977	5,423	5,043

Amounts outstanding under working capital facilities	38,447	38,447	—	—	—	—	—

Totals	$477,807	$48,282	$151,335	$9,747	$7,977	$255,423	$5,043

(1)     See also Significant Recent Developments for further discussion of the Notes, our Amended and Restated Credit Facility and the extension of our working capital facilities.

As of March 31, 2015, we leased our office spaces for our corporate locations in Atlanta, Georgia and New York, New York and also for our 65 service centers in various cities under non-cancelable lease agreements. We own an office facility in Sarasota, Florida.

We have certain contractual obligations including various debt agreements with requirements to make interest payments. Amounts outstanding under the Senior Unsecured Notes are subject to a fixed interest rate of 9.0% and interest is expected to be $22.5 million annually with semi-annual payments that began in January 2012 and end in July 2019.  Additionally, certain amounts are subject to the level of borrowings in future periods and the interest rate for the applicable periods, and therefore the amounts of these payments are not determinable. Based upon amounts outstanding at March 31, 2015 and applicable interest rates currently ranging between 2.9% and 3.18%, interest amounts are expected to be approximately $3.6 million for the nine months ended December 31, 2015 and approximately $2.2 million for the year ended December 31, 2016.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

Revenue Recognition

Revenue related to IMEs, peer reviews, bill reviews, administrative support services and Medicare compliance services is recognized at the time services have been performed and the report is shipped to the end user. We believe that recognizing revenue at the time the report is shipped is appropriate because we meet the following four criteria in accordance with ASC 605-10-S25,  Revenue Recognition: Overall , (i) persuasive evidence that arrangement exists, (ii) shipment has occurred, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured. We report revenues net of any sales, use and value added taxes.

Revenue related to other IME services, including litigation support services, medical record retrieval services and case management services where no report is generated, is recognized at the time the service is performed. We believe that recognizing revenue at the time the service is performed is appropriate because we meet the following four criteria in accordance with ASC 605-10-S25, (i) persuasive evidence that arrangement exists, (ii) services have been rendered, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured.

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

We assume, that on average, all accounts receivable will be collected within one year and thus classify these as current assets; however, there are certain receivables, primarily in the U.K., that have aged longer than one year as of December 31, 2014 and March 31, 2015, and we have recorded an estimate for those receivables that will not be collected within one year as long-term in the Consolidated Balance Sheets contained elsewhere in this report.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Goodwill and Other Intangible Assets

Goodwill is an asset representing the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Based on the provisions of ASC 350, Intangibles—Goodwill and Other (“ASC 350”), goodwill and indefinite lived intangible assets are tested for impairment annually or more frequently if impairment indicators arise. We evaluate the carrying value of goodwill during the fourth quarter of each fiscal year and between annual valuations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting units below their carrying amount. Such circumstances include: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we compare the fair value of the reporting units to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting units is estimated using primarily the income, or discounted cash flows, approach. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated in a hypothetical analysis to all of the other assets and liabilities, including any unrecognized intangible assets, of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

Intangible assets, including client relationships, trade names, covenants not to compete and technology that have finite lives are amortized over their useful lives.

We performed our annual impairment review of goodwill in October 2014 and reviewed subsequent events through March 31, 2015 and determined that the fair value of our reporting units substantially exceed their carrying value, and goodwill was not impaired as of year end. Further, we believe that there have been no facts or circumstances through the date of this filing that indicate an impairment of goodwill exists.

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

We are no longer subject to U.S. federal income and state tax return examinations by tax authorities before 2010 and 2009, respectively. We operate in multiple taxing jurisdictions and face audits from various tax authorities. We remain subject to examination until the statute of limitations expires for the respective tax jurisdiction. We do not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next twelve months. We record interest and penalties related to unrecognized tax benefits in income tax expense.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Our expected volatility assumptions are based upon the weighted average of our implied volatility, our mean reversion volatility and the median of our peer group’s most recent historical volatilities for 2014 and 2015 stock option grants. Expected life assumptions are based upon the “simplified” method for those options issued since our IPO which were determined to be issued approximately at-the-money. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

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

Financial Instruments

Our financial assets and (liabilities), which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy at December 31, 2014 and March 31, 2015, and are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Financial instruments:
Contingent consideration	$—	$—	$(6,587)	$(6,587)
Foreign currency derivative asset	—	272	—	272

As of March 31, 2015
Financial instruments:
Contingent consideration	$—	$—	$(4,393)	$(4,393)
Foreign currency derivative liability	—	(159)	—	(159)
Foreign currency derivative asset	—	958	—	958

The contingent consideration relates to earnout provisions recorded in conjunction with certain acquisitions completed in 2013 and 2014 (see Note 3). Of the total decrease in fair value of the contingent consideration of $2.2 million in 2015, $1.0 million was settled as cash consideration to satisfy an installment related to a 2014 acquisition and we recorded $941,000 in adjustments to the fair value of the obligation related to milestones which were not achieved, or expected to be achieved, recorded to SGA expenses, offset by $66,000 recorded in interest and other expenses, net in the Consolidated Statements of Comprehensive Loss due to changes in the fair value of the contingent consideration and the remaining change is due to currency fluctuations.

The fair value of the foreign currency derivative was determined using observable market inputs such as foreign currency exchange rates and considers our nonperformance risk and that of our counterparties.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, (Topic 205 and 360), “Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity” (“ASU 2014-08”) which amends the definition for what types of asset disposals are to be considered discontinued operations, and amends the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 also enhances the convergence of the FASB’s and the International Accounting Standard Board’s reporting requirements for discontinued operations. The amendments in this update are effective for fiscal periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. We adopted the provisions of this standard effective January 1, 2015 and the adoption of these provisions did not have a material impact on our financial position, results of operations and cash flows.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertanties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-05”) which defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Currently, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. This going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. ASU 2014-15 provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern and the related footnote disclosures. The amendments are effective for the year ending December 31, 2016, and for interim periods beginning the first quarter of 2017, with early application permitted. We plan to adopt the provisions for the year ending December 31, 2016 and will provide such disclosures as required if there are conditions and events that raise substantial doubt about its ability to continue as a going concern. We currently do not expect the adoption to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. The amendments in this update are effective for fiscal periods beginning on or after December 15, 2015, and interim periods within those fiscal years. We are currently evaluating the impact of this standard on our financial position, results of operations and cash flows.

There were various other accounting standards and interpretations issued during 2014 and 2015 we have not yet been required to adopt, none of which are expected to have a material impact on our financial position, results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure results primarily from fluctuations in interest rates, foreign exchange rates as well as inflation. In the normal course of business, we are exposed to market risks, including changes in interest rates and foreign exchange rates which affect our debt as well as cash flows. We may also face additional exchange rate risk in the future as we expand our business internationally.

Interest Rate Risk. As of March 31, 2015, we had cash and cash equivalents totaling approximately $20.3 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $9.2 million were held in the U.S. Therefore, the U.S. amounts were insured under standard FDIC insurance coverage for deposit accounts up to $250,000, per depositor and account ownership category, at each separately insured depository institution.

Our outstanding debts of $38.4 million and $140.0 million at March 31, 2015 related to indebtedness under our working capital facilities and Senior Secured Revolving Credit Facility, respectively, contain floating interest rates. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase in our variable rate debt would result in a decrease of approximately $1.8 million in our annual pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at March 31, 2015.

Foreign Exchange Risk. As of March 31, 2015, we have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. dollar, namely, the Canadian dollar, the Pound Sterling and the Australian dollar. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently hedge our exposure to foreign currency exchange rate fluctuations related to the Canadian dollar given that the net difference between foreign currency denominated revenue and expenses is immaterial. In the future, however, we may hedge such exposure to foreign currency exchange rate fluctuations in this currency.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Beginning in the second quarter of 2013, in order to protect against foreign currency exposure in our Australian operations, we entered into forward foreign currency contracts as a hedge of AUD $60.0 million of its net investment in Australia. Beginning in the third quarter of 2013, we also entered into forward foreign currency contracts as a hedge of £40.0 million of our net investment in the U.K. We settled certain of our hedge positions during the 2014 year and the first quarter of 2015 and were paid $4.0 million and $4.8 million, respectively, in net settlements. This amount was classified in accumulated other comprehensive loss in our Consolidated Balance Sheet (see Note 2), offsetting the currency translation adjustment of the related net investment that is also recorded in accumulated other comprehensive loss, and is reported net of the effect of income taxes.

As of December 31, 2014, we had a net asset of $272,000 recorded in other current assets, with the offsetting net unrealized gain being recorded in accumulated other comprehensive loss in our Consolidated Balance Sheets associated with open forward foreign currency contracts which matured in January of 2015. As of March 31, 2015, we had a net asset of $799,000, $958,000 of which was recorded in other current assets, and the offset was recorded in other current liabilities, with the offsetting net unrealized gain being recorded in accumulated other comprehensive loss in our Consolidated Balance Sheets associated with open forward foreign currency contracts which matured in May of 2015.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Policy

Since the Company’s incorporation in 2007, the Company has not declared or paid any dividends on its common stock. The Company currently intends to retain all of the Company’s future earnings, if any, to finance the growth and development of the Company’s business and does not anticipate paying cash dividends for the foreseeable future. The Senior Secured Revolving Credit Facility and the Indenture restrict the Company’s ability to pay cash dividends, and any future financing agreements may restrict the Company from paying any type of dividends.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

2.5*

Sale and Purchase Deed relating to the sale and purchase of MedHealth Holdings Pty Limited dated August 31, 2012 among EW Pacific Pty Ltd, the shareholders of MedHealth Holdings Pty Limited set forth therein, and certain additional restrained parties set forth therein (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 31, 2012).

2.6*

Additional Sellers Deed relating to the sale and purchase of MedHealth Holdings Pty Limited dated August 31, 2012 among EW Pacific Pty Ltd and certain minority shareholders of MedHealth Holdings Pty Limited (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 31, 2012).

2.7*	Stock Purchase Agreement dated as of February 3, 2014, by and among Exam Works, Inc., G&L Intermediate Holdings, Inc., G&L Investment Holdings, Inc., ABRY Partners V, L.P. and ABRY Senior Equity II, L.P (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 4, 2014).

2.8*

Stock Purchase Agreement dated as of June 6, 2014, by and among ExamWorks, Inc. and the shareholders of Ability Services Network, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 9, 2014).

3.1.1	Amended and Restated Certificate of Incorporation of ExamWorks (incorporated by reference to Exhibit 3.1 to Form 10-K filed with the Securities and Exchange Commission on March 11, 2011).

3.1.2	Second Amended and Restated Bylaws of ExamWorks (incorporated by reference to Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on October 30, 2013).

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

EXAMWORKS GROUP, INC.

Date: May 7, 2015	By:	/s/ J. Miguel Fernandez de Castro
J. Miguel Fernandez de Castro
Senior Executive Vice President and Chief
Financial Officer (Principal Financial Officer)