Form 10-Q
period 2015-06-30
ExamWorks Group, Inc.
filed 2015-07-30
CIK 1498021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2015.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-34930

EXAMWORKS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2909425
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of July 28, 2015, ExamWorks Group, Inc. had 41,547,000 shares of Common Stock outstanding.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

June 30, 2015

FORM 10-Q QUARTERLY REPORT

PART 1. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	December 31,	June 30,
	2014	2015
Assets
Current assets:
Cash and cash equivalents	$9,751	$105,093
Accounts receivable, net	203,189	223,903
Prepaid expenses	13,805	13,633
Deferred tax assets	3,776	4,034
Other current assets	1,437	1,179
Total current assets	231,958	347,842
Property, equipment and leasehold improvements, net	15,726	17,485
Goodwill	495,679	496,482
Intangible assets, net	102,583	84,196
Long-term accounts receivable, less current portion	46,401	52,109
Deferred tax assets, noncurrent	29,682	50,682
Deferred financing costs, net	6,169	10,096
Other assets	1,946	2,293
Total assets	$930,144	$1,061,185
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,033	$57,257
Accrued expenses	53,978	51,881
Accrued interest expense	10,667	5,860
Deferred revenue	6,402	4,908
Current portion of contingent earnout obligation	4,473	4,567
Current portion of working capital facilities	40,396	—
Other current liabilities	6,950	9,250
Total current liabilities	179,899	133,723
Senior unsecured notes payable	250,000	500,000
Senior secured revolving credit facility and working capital facilities, less current portion	143,853	41,730
Long-term contingent earnout obligation, less current portion	2,114	—
Deferred tax liability, noncurrent	—	9,554
Other long-term liabilities	9,403	12,505
Total liabilities	585,269	697,512
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; Authorized 50,000 shares; no shares issued and outstanding at December 31, 2014 and June 30, 2015	—	—
Common stock, $0.0001 par value; Authorized 250,000 shares; issued and outstanding 40,371 and 41,537 shares at December 31, 2014 and June 30, 2015, respectively	4	4
Additional paid-in capital	403,945	432,645
Accumulated other comprehensive loss	(14,376)	(18,439)
Accumulated deficit	(36,210)	(42,049)
Treasury stock, at cost; Outstanding 905 shares at December 31, 2014 and June 30, 2015	(8,488)	(8,488)
Total stockholders’ equity	344,875	363,673
Total liabilities and stockholders' equity	$930,144	$1,061,185

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2015	2014	2015

Revenues	$196,445	$208,738	$369,473	$405,054
Costs and expenses:
Costs of revenues	124,851	136,425	235,886	264,601
Selling, general and administrative expenses	42,590	42,721	83,118	84,873
Depreciation and amortization	14,858	13,729	29,200	28,577
Total costs and expenses	182,299	192,875	348,204	378,051
Income from operations	14,146	15,863	21,269	27,003
Interest and other expenses, net:
Interest expense, net	7,904	9,948	15,481	17,952
Loss on early extinguishment of debt	—	18,619	—	18,619
Other expense, net	191	—	191	—
Total interest and other expenses, net	8,095	28,567	15,672	36,571
Income (loss) before income taxes	6,051	(12,704)	5,597	(9,568)
Provision (benefit) for income taxes	2,519	(4,841)	2,354	(3,729)
Net income (loss)	$3,532	$(7,863)	$3,243	$(5,839)

Comprehensive Income (Loss):
Net income (loss)	$3,532	$(7,863)	$3,243	$(5,839)
Foreign currency translation adjustments, net of tax	1,796	1,814	971	(4,063)
Total comprehensive income (loss)	$5,328	$(6,049)	$4,214	$(9,902)

Per share data:
Net income (loss) per share:
Basic	$0.09	$(0.19)	$0.09	$(0.14)
Diluted	$0.09	$(0.19)	$0.08	$(0.14)

Weighted average number of common shares outstanding:
Basic	38,452	41,015	37,764	40,713
Diluted	40,940	41,015	40,522	40,713

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the six months ended June 31,
	2014	2015
Operating activities:
Net income (loss)	$3,243	$(5,839)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,200	28,577
Amortization of deferred rent	(122)	353
Share-based compensation	9,980	12,701
Excess tax benefit related to share-based compensation	(7,314)	(2,147)
Provision for doubtful accounts	3,266	3,866
Amortization of deferred financing costs	1,152	1,031
Deferred income taxes	(4,683)	(8,275)
Loss on early extinguishment of debt	—	18,619
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(25,236)	(26,740)
Prepaid expenses and other current assets	(2,937)	(360)
Accounts payable and accrued expenses	12,017	(1,363)
Accrued interest expense	240	(4,807)
Deferred revenue and customer deposits	134	(904)
Other liabilities	(185)	(661)
Net cash provided by operating activities	18,755	14,051
Investing activities:
Cash paid for acquisitions, net	(185,128)	(11,145)
Purchases of building, equipment and leasehold improvements, net	(3,610)	(4,843)
Working capital and other settlements for acquisitions	(2,299)	(91)
Proceeds from (cash paid for) foreign currency net investment hedges	(5,044)	2,930
Other	(839)	(1,310)
Net cash used in investing activities	(196,920)	(14,459)
Financing activities:
Borrowings under senior unsecured notes	—	500,000
Borrowings under senior secured revolving credit facility	219,995	25,478
Proceeds from the exercise of options and warrants	23,090	11,451
Excess tax benefit related to share-based compensation	7,314	2,147
Net borrowings under working capital facilities	1,160	827
Repayment of subordinated unsecured notes payable	(333)	—
Repayment of contingent earnout obligation	—	(1,023)
Payment of deferred financing costs	(241)	(8,676)
Payment for early redemption of senior unsecured notes	—	(14,618)
Repayments under senior secured revolving credit facility	(78,000)	(169,331)
Repayment of senior unsecured notes	—	(250,000)
Other	(53)	—
Net cash provided by financing activities	172,932	96,255
Exchange rate impact on cash and cash equivalents	295	(505)
Net increase (decrease) in cash and cash equivalents	(4,938)	95,342
Cash and cash equivalents, beginning of period	12,829	9,751
Cash and cash equivalents, end of period	$7,891	$105,093

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,744	$21,579
Cash paid for (refund from) income taxes	(336)	3,559

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

(1)               Nature of Operations and Basis of Presentation

ExamWorks Group, Inc. (“ExamWorks” or the “Company”) is a leading provider of independent medical examinations (“IMEs”), peer and bill reviews, Medicare compliance services, case management services and other related services (“IME services” or the “IME industry”). ExamWorks, Inc. was incorporated as a Delaware corporation on April 27, 2007. Since 2008 through the date of this filing, ExamWorks completed 52 acquisitions. As of June 30, 2015, ExamWorks, Inc. operated out of 66 service centers serving all 50 U.S. states, Canada, the United Kingdom and Australia.

The consolidated financial statements of the Company as of June 30, 2015 and for the periods ended June 30, 2014 and 2015 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the Company's most recent fiscal year. The Company's December 31, 2014 Consolidated Balance Sheet was derived from audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, (the “Form 10-K”), but does not include all disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

(c)               Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2014 and June 30, 2015.

(d)               Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts owed to the Company for services provided in the normal course of business and are reported net of allowance for doubtful accounts, which amounted to $9.9 million and $11.7 million as of December 31, 2014 and June 30, 2015, respectively. Generally, no collateral is received from customers and additions to the allowance are based on ongoing credit evaluations of customers with general credit experience being within the range of management’s expectations. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off.  The Company assumes, that on average, all accounts receivable will be collected within one year and thus classifies these as current assets; however there are certain receivables, primarily in the U.K., that have aged longer than one year as of December 31, 2014 and June 30, 2015, and the Company has recorded an estimate for those receivables that will not be collected within one year as long-term in the Consolidated Balance Sheets.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(e)               Concentrations of Credit Risk

The Company routinely assesses the financial strength of its customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. For the three and six months ended June 30, 2014 and 2015, no individual customer accounted for more than 10% of revenues. At December 31, 2014 and June 30, 2015 there was one individual customer that accounted for approximately 14% and 16%, respectively, of the accounts receivable balance.

As of June 30, 2015, the Company had cash and cash equivalents totaling approximately $105.1 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $90.8 million were held in the U.S. The U.S. amounts were insured under standard FDIC insurance coverage for deposit accounts up to $250,000, per depositor and account ownership category, at each separately insured depository institution.

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

(g)               Long-Lived Assets

In accordance with Impairment or Disposal of Long-Lived Assets, Subsections of Financial Accounting Standards Board (“FASB”) ASC Subtopic 360-10 (“ASC 360”),  Property, Plant, and Equipment — Overall, long-lived assets, such as equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models (using market participant assumptions), quoted market values and third-party independent appraisals, as considered necessary. At December 31, 2014 and June 30, 2015, no impairment was noted.

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

The Company performed its annual impairment review of goodwill in October of 2014 and it was determined that the carrying amount of goodwill was not impaired as the fair value of the reporting units substantially exceeded their carrying values and there have been no subsequent developments that would indicate impairment exists as of June 30, 2015. The goodwill impairment review will continue to be performed annually and more frequently if facts and circumstances warrant a review.

ASC 350 also requires that intangible assets with definite lives be amortized over their estimated useful lives. Currently, customer relationships, trade names, covenants not-to-compete and technology are amortized using the straight-line method over estimated useful lives.

(i)                Deferred Financing Costs

In November 2010, the Company entered into a senior secured revolving credit facility with Bank of America N.A. (“Senior Secured Revolving Credit Facility”) (see Note 10). The Company has incurred deferred financing costs of $8.4 million, of which $241,000 and $1.3 million were incurred in the six months ended June 30, 2014 and 2015, respectively.   In the second quarter of 2015, the Company amended and restated the Senior Secured Revolving Credit Facility, which resulted in a loss on extinguishment of debt of approximately $274,000 for the write-off of unamortized deferred financing costs.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In July 2011, the Company closed a private offering of $250.0 million in aggregate principal amount of 9.0% senior notes due 2019, which were subsequently registered through a public exchange offer (the “Senior Unsecured Notes”). The Company had incurred deferred financing costs of $7.1 million associated therewith, none of which were incurred in the three and six months ended June 30, 2014 and 2015.

In April 2015, the Company completed a public offering of $500.0 million in aggregate principal amount of 5.625% senior unsecured notes due 2023 (the “Notes”). The Notes were issued at a price of 100% of their principal amount. The Notes are senior obligations of ExamWorks and are guaranteed by certain of ExamWorks’ existing and future U.S. subsidiaries. A portion of the gross proceeds of $500.0 million were used to repay all outstanding borrowings under the Senior Secured Revolving Credit Facility, to redeem all of the Senior Unsecured Notes, to pay related fees and expenses, and for general corporate purposes, including acquisitions. The Company has incurred deferred financing costs of $7.5 million relating to this offering, all of which were incurred in the six months ended June 30, 2015.

In connection with the redemption of the Senior Unsecured Notes in May of 2015, the Company recorded debt extinguishment costs of $18.3 million of which $3.7 million related to unamortized deferred financing costs and $14.6 million related to a premium paid for the early redemption of the Senior Unsecured Notes.

The deferred financing costs associated with the Senior Secured Revolving Credit Facility and the Notes are being amortized to interest expense over the five-year term of the facility, as amended, and the eight-year term of the notes, respectively, using the straight-line method, which approximates the effective interest method.

The Company amortized $580,000 and $1.2 million for the three and six months ended June 30, 2014, respectively and $444,000 and $1.0 million for the three and six months ended June 30, 2015, respectively, to interest expense.

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

Certain agreements with customers in the U.K. include provisions whereby collection of the amounts billed are contingent on the favorable outcome of the claim.  The Company has deemed these provisions to preclude revenue recognition at the time of performance, as collectability is not reasonably assured and the cash payments are contingent, and is deferring these revenues, net of estimated costs, until the case has been settled, the contingency has been resolved and the cash has been collected.   As of December 31, 2014 and June 30, 2015, the Company had $4.4 million and $3.4 million, respectively, in U.K. net deferred revenues associated with such agreements.

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

For the three and six months ended June 30, 2015, the potentially dilutive securities include options, shares of restricted stock with a service restriction not yet satisfied and RSUs exercisable into 5.5 million shares of common stock. For the three and six months ended June 30, 2015, all of the potentially dilutive securities were excluded from the calculation of shares applicable to loss per share, because their inclusion would have been anti-dilutive.

The following table sets forth basic and diluted net income per share computational data for the three and six months ended June 30, 2014 (amounts in thousands):

	Three months ended June 30, 2014	Six months ended June 30, 2014
Net income	$3,532	$3,243

Basic shares outstanding:
Common stock	38,452	37,764

Diluted shares outstanding:
Common stock	38,452	37,764
Dilutive securities (1)	2,488	2,758
Total	40,940	40,522

(1)

For the three and six months ended June 30, 2014, the Company's dilutive securities exclude options potentially exercisable in the future into 97,000 shares and 69,000 shares, respectively, because their inclusion would have been anti-dilutive.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The assumptions utilized for stock option grants during the six months ended June 30, 2015 were as follows:

	2015
Volatility		48.59%
Expected life (years)		6.00
Risk-free interest rate		2.01%
Dividend yield		—
Fair value	$19.30	–	$19.37

In the six months ended June 30, 2015, the Company issued approximately 35,000 stock option awards to employees.  The weighted average fair value of each stock option was $19.36 per option and the aggregate fair value was $678,000.  All of these awards vest over a three-year period.  Additionally, a majority of these options could vest earlier in the event of a change in control or merger or other acquisition.  Share-based compensation expense related to stock option awards was $2.0 million and $4.7 million for the three and six months ended June 30, 2014, respectively, of which $492,000 and $1.2 million, respectively, was included in costs of revenues, and $1.5 million and $3.5 million, respectively, was recorded in selling, general and administrative (“SGA”) expenses. Share-based compensation expense related to stock option awards was $1.2 million and $3.1 million for the three and six months ended June 30, 2015, respectively, of which $259,000 and $728,000, respectively, was included in costs of revenues, and $981,000 and $2.4 million, respectively, was recorded in SGA expenses.

At June 30, 2015, the unrecognized compensation expense related to stock option awards was $7.1 million, with a remaining weighted average life of 1.6 years.

A summary of option activity for the six months ended June 30, 2015 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2014	4,965,947	$12.96
Options granted	35,000	40.20
Options forfeited	(38,766)	22.67
Options exercised	(819,097)	13.98
Outstanding at June 30, 2015	4,143,084	$12.90

Exercisable at June 30, 2015	3,595,175	$10.15	5.6	$104,071

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of stock options exercised was approximately $22.1 million during the six months ended June 30, 2015.

Restricted Stock and Restricted Stock Units

The Company has granted members of the Board of Directors, certain employees and outside consultants, time lapse restricted stock and RSUs which vest after a stipulated number of years from the grant date depending on the terms of the issue. The fair value of shares of restricted stock and RSUs is determined based upon the market price of the underlying common stock as of the date of grant. Time lapse restricted shares issued and RSUs vest over one to four-year periods. The agreements under which the restricted stock and RSUs are issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the stock plans have been satisfied. The restriction on a majority of these awards could expire earlier than the stipulated time frame in the event of a change in control or merger or other acquisition. Share-based compensation expense related to shares of restricted stock and RSUs was $2.2 million and $4.3 million for the three and six months ended June 30, 2014, respectively, all of which is included in SGA expenses. Share-based compensation expense related to shares of restricted stock and RSUs was $4.7 million and $8.8 million for the three and six months ended June 30, 2015, respectively, all of which is included in SGA expenses.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a summary of restricted share and RSU activity for the six months ended June 30, 2015:

	Number of awards	Weighted average grant date fair value
Non-vested awards at December 31, 2014	880,433	$25.46
Awards granted	801,578	40.44
Awards vested	(334,997)	25.22
Awards forfeited	(15,559)	32.07
Non-vested awards at June 30, 2015	1,331,455	$34.46

The total fair value of vested RSUs and shares of restricted stock during the six months ended June 30, 2015 was $8.4 million. At June 30, 2015, total unrecognized compensation costs related to non-vested restricted shares and RSUs was $35.4 million which is expected to be recognized over a weighted average period of 2.2 years.

During the three and six months ended June 30, 2014, the Company recorded share-based compensation expense of $437,000 and $975,000, respectively, related to annual incentive compensation plans established by the Compensation Committee of the Board of Directors, all of which was recorded in SGA expenses. During the three and six months ended June 30, 2015, the Company recorded share-based compensation expense of $647,000 and $777,000, respectively, related to annual incentive compensation plans established by the Compensation Committee of the Board of Directors, all of which was recorded in SGA expenses. The 2014 obligation was settled in March 2015 via the issuance of approximately 122,000 shares of restricted stock, and the 2015 plan year obligation is recorded as accrued expenses in the accompanying Consolidated Balance Sheets.  The 2015 incentive compensation plan contains a performance metric based on the Company’s 2015 financial performance and a subsequent time-based service requirement. If the performance metric is met, the associated liability will be settled in the first quarter of 2016 with the granting of an indeterminate number of restricted shares which will vest equally on June 1, 2016 and 2017.

  (o)             Fair Value Measurements

The Company’s financial assets and (liabilities), which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy at December 31, 2014 and June 30, 2015, and are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Financial instruments:
Contingent consideration	$—	$—	$(6,587)	$(6,587)
Foreign currency derivative asset	—	272	—	272

As of June 30, 2015
Financial instruments:
Contingent consideration	$—	$—	$(4,567)	$(4,567)
Foreign currency derivative liability	—	(2,126)	—	(2,126)

The contingent consideration relates to earnout provisions recorded in conjunction with certain acquisitions completed in 2013 and 2014 (see Note 3). Of the total decrease in fair value of the contingent consideration of $2.0 million in 2015, $1.0 million was settled as cash consideration to satisfy an installment related to a 2014 acquisition and the Company recorded $941,000 in adjustments to the fair value of the obligation related to milestones which were not achieved, or expected to be achieved, recorded to SGA expenses, offset by $134,000 recorded in interest and other expenses, net in the Consolidated Statements of Comprehensive Income (Loss) due to changes in the fair value of the contingent consideration and the remaining change is due to currency fluctuations.

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

	Foreign Currency Translation	Net investment hedge - foreign exchange contract	Total
Balance at December 31, 2014	$(17,821)	$3,445	$(14,376)
Change during 2015:
Before-tax amount	(5,895)	532	(5,363)
Tax (expense) benefit	1,510	(210)	1,300
Total activity in 2015	(4,385)	322	(4,063)
Balance at June 30, 2015	$(22,206)	$3,767	$(18,439)

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

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, (Topic 606): Revenue from Contracts with Customers (“ASU 2014-09”) which supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2017, with early application not permitted. The Company is currently evaluating the impact of this standard on its financial position, results of operations and cash flows.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-05”) which defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Currently, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. This going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. ASU 2014-05 provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern and the related footnote disclosures. The amendments are effective for the year ending December 31, 2016, and for interim periods beginning the first quarter of 2017, with early application permitted. The Company plans to adopt the provisions for the year ending December 31, 2016 and will provide such disclosures as required if there are conditions and events that raise substantial doubt about its ability to continue as a going concern. The Company currently does not expect the adoption to have a material impact on its consolidated financial statements.

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

(3)               Acquisitions

ExamWorks operates in a highly fragmented industry and as of June 30, 2015 has completed 51 acquisitions since July 14, 2008. A key component of ExamWorks’ acquisition strategy is growth through acquisitions that expand its geographic coverage, that provide new or complementary lines of business, expand its portfolio of services and that increase its market share.

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

(a)               2014 Acquisitions

In 2014, the Company completed the following individually insignificant acquisitions, as defined in SEC Regulation S-X Rule 3-05, with an aggregate purchase price of $194.8 million, comprised of $189.0 million cash consideration less cash acquired of $1.1 million, and $6.9 million of contingent consideration. In conjunction with these 2014 acquisitions, the Company incurred aggregate transaction costs of $1.6 million, of which $186,000 and $916,000 was incurred in the three and six months ended June 30, 2014, respectively. The Company did not incur any costs associated with the indicated acquisitions in the first two quarters of 2015. These amounts are reported in SGA expenses in the Company’s accompanying Consolidated Statements of Comprehensive Income (Loss). These acquisitions enhanced and expanded the presence and service offerings of the Company.

Company name	Form of acquisition	Date of acquisition
Newton Medical Group (United States)	Substantially all of the assets and assumed certain liabilities	January 13, 2014
Cheselden (United Kingdom)	100% of the outstanding share capital	January 16, 2014
G&L Intermediate Holdings (“Gould & Lamb”) (United States)	100% of the outstanding common stock	February 3, 2014
Assess Medical Group Pty Ltd (Australia)	100% of the outstanding common stock	February 14, 2014
Solomon Associates (United States)	Substantially all of the assets and assumed certain liabilities	May 30, 2014
Ability Services Network (United States)	100% of the outstanding common stock	June 6, 2014
Expert Medical Opinions (United States)	Substantially all of the assets and assumed certain liabilities	August 22, 2014

The preliminary allocation of consideration for these acquisitions is summarized as follows (in thousands):

	Preliminary purchase price allocation December 31, 2014	Adjustments/ reclassifications	Preliminary purchase price allocation June 30, 2015
Equipment and leasehold improvements	886	—	886
Customer relationships	50,216	—	50,216
Tradenames	10,342	—	10,342
Covenants not to compete	590	—	590
Technology	1,870	—	1,870
Goodwill	136,034	471	136,505
Net deferred tax liability associated with step-up in book basis	(9,041)	—	(9,041)
Assets acquired and liabilities assumed, net	3,785	(380)	3,405
Totals	194,682	91	194,773

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(b)               2015 Acquisitions

In 2015, the Company completed the following individually insignificant acquisitions, as defined in SEC Regulation S-X Rule 3-05, with an aggregate purchase price of $11.1 million, comprised of $11.8 million cash consideration less cash acquired of $655,000. In conjunction with the 2015 acquisitions, the Company incurred aggregate transaction costs of $170,000, of which $35,000 were incurred in the six months ended June 30, 2015. These amounts are reported in SGA expenses in the Company’s accompanying Consolidated Statements of Comprehensive Income (Loss). These acquisitions enhanced and expanded the presence and service offerings of the Company.

Company name	Form of acquisition	Date of acquisition
ReliableRS (United States)	Substantially all of the assets and assumed certain liabilities	January 2, 2015
Landmark Exams & Maven Exams (United States)	Substantially all of the assets and assumed certain liabilities	April 14, 2015

The preliminary allocation of consideration for this acquisition is summarized as follows (in thousands):

Preliminary purchase price allocation June 30, 2015
Equipment and leasehold improvements	$74
Customer relationships	4,265
Tradename	998
Covenants not to compete	182
Goodwill	4,654
Assets acquired and liabilities assumed, net	972
Total	$11,145

Goodwill of $4.7 million and other intangible assets of $5.4 million are expected to be deductible for U.S. federal income tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. The 2015 acquisitions contributed $2.9 million in revenues and $559,000 in operating income and $3.4 million in revenues and $540,000 in operating income for the three and six months ended June 30, 2015, respectively.

(c)               Pro forma Financial Information

The following unaudited pro forma results of operations for the three and six months ended June 30, 2014 and 2015 assumes that the 2014 acquisitions were completed on January 1, 2013 and the 2015 acquisitions were completed on January 1, 2014. ReliableRS was acquired on January 2, 2015, thus there are no differences between the reported and pro forma results of operations for the three and six months ended June 30, 2015.

For the three and six months ended June 30, 2014, the pro forma results include adjustments to reflect additional interest and other expenses, net of $562,000 and $236,000, respectively, associated with the funding of the acquisitions assuming that acquisition related debt was incurred on those referenced above.  In addition, incremental depreciation and amortization expense was recorded as if the acquisitions had occurred on the dates referenced above and amounted to $1.4 million and $4.1 million, respectively, for the three and six months ended June 30, 2014.  Finally, adjustments of $1.9 million and $6.2 million, respectively, were made to reduce SGA expenses for the three and six months ended June 30, 2014, principally related to certain salary and other personal expenses attributable to the previous owners of the acquired businesses.  These adjustments represent contractual reductions and are considered to be non-recurring and are not expected to have a continuing impact on the operations of the Company.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the three and six months ended June 30, 2015, the pro forma results include adjustments to reflect additional interest and other expenses of $12,000 and $82,000, respectively, associated with the funding of the acquisitions assuming that acquisition related debt was incurred on those referenced above.  In addition, incremental depreciation and amortization expense was recorded as if the acquisitions had occurred on the dates referenced above and amounted to $50,000 and $348,000 for the three and six months ended June 30, 2015, respectively.  Finally, adjustments of $110,000 and $429,000 were made to reduce and increase SGA expenses for the three and six months ended June 30, 2015, respectively, principally related to certain salary and other personal expenses attributable to the previous owners of the acquired businesses.  These adjustments represent contractual reductions or increases and are considered to be non-recurring and are not expected to have a continuing impact on the operations of the Company.

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
	(In thousands, except per share data)
Pro forma revenues	$207,638	$209,094	$397,383	$407,550
Pro forma net income (loss)	4,023	(7,756)	3,828	(5,829)
Pro forma income (loss) per share: Basic	$0.10	$(0.19)	$0.10	$(0.14)
Pro forma income (loss) per share: Diluted	$0.10	$(0.19)	$0.09	$(0.14)

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective as of January 1 of the respective years or of future operations of the Company.

(4)               Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements at December 31, 2014 and June 30, 2015, consist of the following (in thousands):

	Estimated useful lives			December 31,	June 30,
	(years)			2014	2015
Building		15		$2,553	$2,661
Computer and office equipment		3		19,161	18,879
Furniture and fixtures	3	to	5	4,274	4,782
Leasehold improvements	Lease term			4,836	5,807
				30,824	32,129
Less accumulated depreciation and amortization				15,098	14,644
Totals				$15,726	$17,485

Depreciation expense was $1.6 million and $3.0 million for the three and six months ended June 30, 2014, respectively. Depreciation expense was $1.6 million and $3.3 million for the three and six months ended June 30, 2015, respectively.

 (5)              Goodwill and Intangible Assets

Goodwill by segment at December 31, 2014 and June 30, 2015 consists of the following (in thousands) (1):

	United		United
	States	Canada	Kingdom	Australia	Total
Balance at December 31, 2014	$401,560	$17,178	$38,354	$38,587	$495,679
Goodwill acquired during the year	4,654	—	—	—	4,654
Adjustments to prior year acquisitions	471	—	—	—	471
Effect of foreign currency translation	—	(1,551)	495	(3,266)	(4,322)
Balance at June 30, 2015	$406,685	$15,627	$38,849	$35,321	$496,482

(1)	Goodwill recorded in connection with certain tax benefits to be realized in the Company’s U.S. income tax returns has been reflected in the United States segment.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Intangible assets at December 31, 2014 and June 30, 2015, consist of the following (in thousands):

				December 31, 2014
	Estimated useful lives (months)			Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	40	to	60	$244,211	$(167,943)	$76,268
Tradenames	45	to	84	68,264	(45,901)	22,363
Covenants not to compete		36		6,761	(4,116)	2,645
Technology	24	to	40	9,188	(7,881)	1,307
Totals				$328,424	$(225,841)	$102,583

				June 30, 2015
	Estimated useful lives (months)			Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	40	to	60	$245,332	$(185,655)	$59,677
Tradenames	45	to	84	68,627	(49,826)	18,801
Covenants not to compete		36		9,834	(5,080)	4,754
Technology	24	to	40	9,184	(8,220)	964
Totals				$332,977	$(248,781)	$84,196

The aggregate intangible amortization expense was $13.3 million and $26.2 million for the three and six months ended June 30, 2014, respectively. The aggregate intangible amortization expense was $12.2 million and $25.3 million for the three and six months ended June 30, 2015, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Amount
Six months ended December 31, 2015	$22,906
Years ended December 31:
2016	35,005
2017	22,395
2018	3,007
2019	883
Total	$84,196

(6)               Accrued Expenses

Accrued expenses at December 31, 2014 and June 30, 2015 consist of the following (in thousands):

	December 31, 2014	June 30, 2015
Accrued compensation and benefits	$15,041	$11,630
Accrued selling and professional fees	4,202	2,588
Accrued income, value added and other taxes	26,576	29,950
Accrued medical panel fees	4,391	4,515
Other accrued expenses	3,768	3,198
Totals	$53,978	$51,881

(7)               Stockholders’ Equity

During the six months ended June 30, 2015, the Company issued approximately 810,000 shares of common stock to settle options exercised during the period.

During the six months ended June 30, 2015, the Company issued approximately 20,000 shares of common stock to settle warrants exercised during the period.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During the six months ended June 30, 2015, the Company issued approximately 91,000 shares of restricted stock with a fair value of $3.7 million to certain officers and employees for services to be provided during the next three years. The Company is recording the expenses related to these awards in SGA expenses over the requisite service period.

During the six months ended June 30, 2015, the Company issued approximately 122,000 shares of common stock to settle restricted stock units whose restrictions were lifted during the period.

During the six months ended June 30, 2015, the Company issued approximately 122,000 shares of restricted stock to certain officers and employees in settlement of its 2014 incentive compensation plan liability. The first 50% restriction on these shares was lifted on June 1, 2015 and the remaining 50% restriction will be lifted on June 1, 2016. The Company records the remaining expense related to these awards in SGA expenses over the remaining service period.

During the six months ended June 30, 2015, the Company did not repurchase any shares under the share repurchase program. As of June 30, 2015, the Company has approximately 905,000 shares of common stock held as treasury shares with an average value of $9.38 per share, and the ability to repurchase an additional $10.2 million in shares of its common stock.

(8)               Related Party Transactions

The Senior Secured Revolving Credit Facility contains a provision requiring the Company to use a third party to perform financial due diligence for acquisitions exceeding a certain size. With the approval of the senior lender, the Company engaged RedRidge Finance Group (“RedRidge”) to assist it with financial due diligence and incurred $115,000 and $291,000 in fees, pertaining to acquisition-related work performed during the three and six months ended June 30, 2014, respectively. The Company incurred $118,000 in fees, pertaining to acquisition-related work performed during the six months ended June 30, 2015, all of which were incurred during the first quarter of 2015. P&P Investment, LLC (“P&P”), a company owned by Richard Perlman and James Price, the Executive Chairman and Chief Executive Officer, respectively, of the Company, are minority owners and lenders of RedRidge.

(9)               Commitments and Contingencies

(a)               Lease Commitments

The Company and its subsidiaries lease office space and office related equipment under noncancelable operating leases with various expiration dates from 2015 through 2023.

Future minimum lease payments under the operating leases for the six months ended December 31, 2015 and in each of the years subsequent to December 31, 2015 are as follows (in thousands):

Amount
Six months ended December 31, 2015	$6,964
Years ended December 31:
2016	12,670
2017	11,162
2018	9,105
2019	6,355
Thereafter	5,955
Total	$52,211

Related rent expense was $3.7 million and $7.1 million for the three and six months ended June 30, 2014, respectively. Related rent expense was $4.5 million and $8.7 million for the three and six months ended June 30, 2015, respectively.

(b)               Employee Benefit Plans

The Company and certain of its subsidiaries each sponsor separate voluntary defined contribution pension plans. The plans cover employees that meet specific age and length of service requirements. The Company and certain of its subsidiaries have various matching and vesting arrangements within their individual plans. For the three and six months ended June 30, 2014, the Company recorded $234,000 and $462,000, respectively, in compensation expense related to these plans. For the three and six months ended June 30, 2015, the Company recorded $306,000 and $676,000, respectively, in compensation expense related to these plans.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10)             Long-Term Debt

Long-term debt at December 31, 2014 and June 30, 2015 consists of the following (in thousands):

	December 31,	June 30,
	2014	2015
	(in thousands)
Senior Unsecured Notes Payable (a)	$250,000	$500,000
Senior Secured Revolving Credit Facility, Bank of America, N.A. (b)	143,853	—
Working capital facilities, Barclays (c)	40,396	41,730
	434,249	541,730
Less current portion	40,396	—
	$393,853	$541,730

(a)      In July 2011, and through June 2012, the Company closed the offering of the Senior Unsecured Notes. The Senior Unsecured Notes were issued at a price of 100% of their principal amount. A portion of the gross proceeds of $250.0 million were used to repay borrowings outstanding under the Company’s Senior Secured Revolving Credit Facility and pay related fees and expenses, and the remainder was used for general corporate purposes, including acquisitions.

On April 16, 2015, the Company closed a public offering of the Notes. The Notes were issued at a price of 100% of their principal amount. The Notes are senior obligations of ExamWorks and are guaranteed by certain of ExamWorks’ existing and future U.S. subsidiaries. The gross proceeds of $500.0 million were used to repay all outstanding borrowings under the Senior Secured Revolving Credit Facility, to redeem all of the Senior Unsecured Notes, to pay related fees and expenses, and for general corporate purposes, including acquisitions.

The Notes were issued under an indenture, dated as of April 16, 2015, as supplemented by a supplemental indenture, dated April 16, 2015 (collectively, the “Indenture”), among the Company, the Guarantors and U.S. Bank, National Association, as trustee (the “Trustee”).  The Notes are the Company’s general senior unsecured obligations, and rank equally with the Company’s existing and future senior unsecured obligations and senior to all of the Company’s further subordinated indebtedness. The Notes accrue interest at a rate of 5.625% per year, payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing October 15, 2015. Interest accrues from the issue date of the Notes.

At any time on or after April 15, 2018, the Company may redeem some or all of the Notes at the redemption prices specified in the Indenture, plus accrued and unpaid interest to the date of redemption. Prior to April 15, 2018, the Company may redeem up to 40% of the aggregate principal amount of the Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 105.625% of the aggregate principal amount of the Notes, plus accrued and unpaid interest, if any, provided that at least 60% of the original aggregate principal amount of the Notes remains outstanding after redemption. In addition, the Company may redeem some or all of the Notes at any time prior to April 15, 2018 at a redemption price equal to 100% of the principal amount of the Notes plus a make whole premium described in the Indenture, plus accrued and unpaid interest.

The Indenture includes covenants which, subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries (as defined in the Indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, incur liens on assets of the Company or the restricted subsidiaries, engage in asset sales and enter into transactions with affiliates. Upon a change of control (as defined in the Indenture), the Company may be required to make an offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. The Indenture also contains customary events of default.

(b)      On November 2, 2010, the Company entered into the Senior Secured Revolving Credit Facility with Bank of America, N.A. The facility initially consisted of a $180.0 million revolving credit facility. The facility is available to finance the Company’s acquisition program and working capital needs.

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

Pricing Tier	Consolidated Senior Secured Leverage Ratio					Commitment Fee/Unused Line Fee	Letter of Credit Fee	Eurocurrency Rate Loans	Base Rate Loans
1	≥	4.00	to 1.0			0.45%	2.75%	2.75%	1.75%
2	≥	3.50	to 1.0 but <	4.00	to 1.0	0.40%	2.50%	2.50%	1.50%
3	≥	3.00	to 1.0 but <	3.50	to 1.0	0.35%	2.25%	2.25%	1.25%
4	≥	2.50	to 1.0 but <	3.00	to 1.0	0.30%	2.00%	2.00%	1.00%
5			<	2.50	to 1.0	0.30%	1.75%	1.75%	0.75%

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

On June 1, 2015 the Company entered into a first amendment to the Senior Secured Revolving Credit Facility (“First Amendment”). The First Amendment amended the definition of  “Change of Control” in the Senior Secured Revolving Credit Facility.

As of June 30, 2015, the Company had no amount outstanding under the Senior Secured Revolving Credit Facility, resulting in $300.0 million of undrawn commitments.

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

On June 28, 2013, UKIM entered into an amendment to extend the term of the existing UKIM SFA by 24 months from June 28, 2013, to amend the discount margin to 2.4% over Base Rate (0.5% rate on June 30, 2015) and to provide that payments by UKIM for certain non-working capital purposes are permitted under the UKIM SFA. Further, on April 16, 2015, UKIM entered into an amendment to extend the term of the existing UKIM SFA for an additional 36 months from the amendment date. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of June 30, 2015, UKIM had $7.4 million outstanding under the working capital facility, resulting in approximately $456,000 in availability.

On May 12, 2011, the Company’s indirect 100% owned subsidiary Premex Group Limited (“Premex”) entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays provides Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on June 30, 2015) and serves to finance Premex’s unpaid account receivables.  The working capital facility had a minimum term of 36 months.

On June 28, 2013, Premex entered into an amendment to extend the term of the existing Premex SFA by 24 months from June 28, 2013, and to provide that payments by Premex for certain non-working capital purposes are permitted under the Premex SFA. Further, on April 16, 2015, Premex entered into an amendment to extend the term of the existing Premex SFA for an additional 36 months from the amendment date. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of June 30, 2015, Premex had $34.3 million outstanding under the working capital facility, resulting in approximately $7.3 million in availability.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of June 30, 2015, future maturities of long-term debt were as follows (in thousands):

Amount
Six months ended December 31, 2015	$—
Year ended December 31:
2016	—
2017	—
2018	41,730
2019	—
Thereafter	500,000
Total	$541,730

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

Beginning in the second quarter of 2013, in order to protect against foreign currency exposure in its Australian operations, the Company entered into forward foreign currency contracts as a hedge of AUD $60.0 million of its net investment in Australia. Beginning in the third quarter of 2013, the Company also entered into forward foreign currency contracts as a hedge of £40.0 million of its net investment in the U.K. The Company settled certain of its hedge positions during the 2015 year and received $2.9 million in net proceeds. This amount was classified in accumulated other comprehensive loss in the Company’s Consolidated Balance Sheet (see Note 2), offsetting the currency translation adjustment of the related net investment that is also recorded in accumulated other comprehensive loss, and is reported net of the effect of income taxes.

As of December 31, 2014, the Company had a net asset of $272,000 recorded in other current liabilities with the offsetting net unrealized gain being recorded in accumulated other comprehensive loss in its Consolidated Balance Sheets associated with open forward foreign currency contracts which matured in January of 2015. As of June 30, 2015, the Company had a gross liability of $2.1 million recorded in other current liabilities, with the offsetting net unrealized loss being recorded in accumulated other comprehensive loss in its Consolidated Balance Sheets associated with open forward foreign currency contracts which matured in July of 2015.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the activity related to the unrecognized tax benefits for the six months ended June 30, 2015, (in thousands)

Balance at January 1, 2015	$1,593
Increase to prior year tax positions	87
Increase to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	(281)
Decrease related to settlements	—
Balance at June 30, 2015	$1,399

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

Information relating to the Company’s product groups (IMEs, peer review, bill review, Medicare compliance, case management and other related services) is as follows (in thousands):

Revenues:	For the three months ended June 30,		For the six months ended June 30,
	2014	2015	2014	2015
IME and other related services (1)	$172,968	$175,488	$327,508	$342,833
Peer and bill reviews, Medicare compliance services and case management services (1)	23,477	33,250	41,965	62,221
Total revenues	$196,445	$208,738	$369,473	$405,054

(1) Includes the results of certain of the Company’s service centers acquired whose revenues are generated substantially through the indicated product group. Outside of this presentation, other product groups are not tracked within the Company’s financial systems. Additionally, other related services, which include any Medicare compliance services and case management services completed at the Company’s historic service centers in the periods presented, are not separately captured within the Company’s financial systems and have been included with IME services in the above presentation as separate presentation is not practicable. With the Company’s acquisition of Gould & Lamb in February of 2014 and Ability Services Network and MedAllocators in June of 2014, Medicare compliance services and case management services have been added to the presentation above. None of the individual services within the peer and bill reviews, Medicare compliance services and case management services category above represent more than 10% of consolidated revenues.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Information relating to the Company’s geographic segments is as follows (in thousands)(1):

	United		United
	States	Canada	Kingdom	Australia	Total
Three months ended June 30, 2014
Revenues	$117,343	$8,578	$48,665	$21,859	$196,445
Segment profit	20,629	1,165	8,378	4,407	34,579
Depreciation and amortization expense	8,169	711	3,094	2,885	14,858
Capital expenditures	(2,462)	(8)	(228)	(201)	(2,899)

Six months ended June 30, 2014
Revenues	$223,392	$16,085	$90,718	$39,278	$369,473
Segment profit	36,583	2,263	15,459	8,284	62,589
Depreciation and amortization expense	15,888	1,522	6,269	5,521	29,200
Capital expenditures	(2,864)	(9)	(517)	(220)	(3,610)
Total assets (3)	575,153	28,904	244,176	101,459	949,692
Long-lived assets (2)(3)	486,176	21,411	107,338	88,826	703,751

Three months ended June 30, 2015
Revenues	$132,125	$9,672	$46,012	$20,929	$208,738
Segment profit	22,752	1,350	7,482	4,773	36,357
Depreciation and amortization expense	9,071	108	2,097	2,453	13,729
Capital expenditures	(1,653)	(55)	(245)	(661)	(2,614)

Six months ended June 30, 2015
Revenues	$253,843	$17,621	$93,456	$40,134	$405,054
Segment profit	42,274	1,984	15,182	8,869	68,309
Depreciation and amortization expense	18,482	690	4,480	4,925	28,577
Capital expenditures	(3,323)	(169)	(434)	(917)	(4,843)
Total assets (3)	699,371	24,212	251,876	85,726	1,061,185
Long-lived assets (2)(3)	472,161	16,041	97,286	67,077	652,565

(1) For segment purposes, the Company defines “segment profit” as earnings before interest expenses, income taxes, depreciation and amortization, share-based compensation expenses, acquisition related transaction costs and other expenses. A consolidated reconciliation from segment profit to income from operations is included below.

(2) Long-lived assets are noncurrent assets excluding deferred tax assets and deferred financing costs.

(3) Total assets and long-lived assets include goodwill. Goodwill recorded in connection with certain tax benefits to be realized in the Company’s U.S. income tax returns has been reflected in the United States segment.

A reconciliation of segment profit to consolidated income from operations is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2015	2014	2015
Segment Profit	$34,579	$36,357	$62,589	$68,309
Depreciation and amortization	(14,858)	(13,729)	(29,200)	(28,577)
Share-based compensation expense	(4,627)	(6,565)	(9,980)	(12,701)
Acquisition related transaction costs	(762)	(134)	(1,954)	248
Other expenses	(186)	(66)	(186)	(276)
Income from operations	$14,146	$15,863	$21,269	$27,003

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)            Condensed Consolidating Financial Information of Guarantor Subsidiaries

The Company has outstanding certain indebtedness that is guaranteed by all of its U.S. subsidiaries. However, the indebtedness is not guaranteed by the Company’s foreign subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis, and are full and unconditional. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of December 31, 2014 and June 30, 2015, and for the three and six months ended June 30, 2014 and 2015 is presented below. The Company (issuer of the Senior Unsecured Notes) was formed in June 2010 to implement a holding company organizational structure. As a result, all operating activities are conducted through the Company’s 100% owned subsidiaries.

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

Condensed Consolidating Statement of Operations

for the three months ended June 30, 2015

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals

Revenues	$132,125	$76,613	$—	$—	$208,738
Costs and expenses:
Costs of revenues	88,622	47,803	—	—	136,425
Selling, general and administrative expenses	23,689	19,032	—	—	42,721
Depreciation and amortization	9,071	4,658	—	—	13,729
Total costs and expenses	121,382	71,493	—	—	192,875
Income from operations	10,743	5,120	—	—	15,863
Interest and other expenses, net	27,013	1,554	—	—	28,567
Income (loss) before income taxes	(16,270)	3,566	—	—	(12,704)
Provision (benefit) for income taxes	(6,997)	2,156	—	—	(4,841)
Net income (loss) before earnings of consolidated subsidiaries	$(9,273)	$1,410	$—	$—	$(7,863)
Net income (loss) of consolidated subsidiaries	1,410	—	1,410	(2,820)	—
Net income (loss)	$(7,863)	$1,410	$1,410	$(2,820)	$(7,863)

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Operations

for the six months ended June 30, 2015

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals

Revenues	$253,843	$151,211	$—	$—	$405,054
Costs and expenses:
Costs of revenues	170,956	93,645	—	—	264,601
Selling, general and administrative expenses	46,703	38,170	—	—	84,873
Depreciation and amortization	18,482	10,095	—	—	28,577
Total costs and expenses	236,141	141,910	—	—	378,051
Income from operations	17,702	9,301	—	—	27,003
Interest and other expenses, net	33,422	3,149	—	—	36,571
Income (loss) before income taxes	(15,720)	6,152	—	—	(9,568)
Provision (benefit) for income taxes	(7,591)	3,862	—	—	(3,729)
Net income (loss) before earnings of consolidated subsidiaries	$(8,129)	$2,290	$—	$—	$(5,839)
Net income (loss) of consolidated subsidiaries	2,290	—	2,290	(4,580)	—
Net income (loss)	$(5,839)	$2,290	$2,290	$(4,580)	$(5,839)

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet as of June 30, 2015

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$90,778	$14,315	$—	$—	$105,093
Accounts receivable, net	63,157	160,746	—	—	223,903
Intercompany receivable	49,300	—	5,860	(55,160)	—
Prepaid expenses	8,898	4,735	—	—	13,633
Deferred tax assets	3,938	96	—	—	4,034
Other current assets	—	1,179	—	—	1,179
Total current assets	216,071	181,071	5,860	(55,160)	347,842
Property, equipment and leasehold improvements, net	11,961	5,524	—	—	17,485
Investment in subsidiaries	218,225	—	728,711	(946,936)	—
Intercompany notes receivable	174,326	—	174,326	(348,652)	—
Goodwill	392,231	104,251	—	—	496,482
Intangible assets, net	56,838	27,358	—	—	84,196
Long-term accounts receivable, less current portion	—	52,109	—	—	52,109
Deferred tax assets, noncurrent	43,920	6,762	—	—	50,682
Deferred financing costs, net	9,962	134	—	—	10,096
Other assets	680	1,613	—	—	2,293
Total assets	$1,124,214	$378,822	$908,897	$(1,350,748)	$1,061,185
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$19,285	$37,972	$—	$—	$57,257
Intercompany payable	5,860	49,300	—	(55,160)	—
Accrued expenses	17,858	34,023	—	—	51,881
Accrued interest expense	—	—	5,860	—	5,860
Deferred revenue	164	4,744	—	—	4,908
Current portion of contingent earnout obligation	—	4,567	—	—	4,567
Current portion of working capital facilities	—	—	—	—	—
Other current liabilities	4,757	4,493	—	—	9,250
Total current liabilities	47,924	135,099	5,860	(55,160)	133,723
Senior unsecured notes payable	—	—	500,000	—	500,000
Senior secured revolving credit facility and working capital facilities, less current portion	—	41,730	—	—	41,730
Intercompany notes payable	174,326	174,326	—	(348,652)	—
Deferred tax liability, noncurrent	9,554	—	—	—	9,554
Other long-term liabilities	3,417	9,088	—	—	12,505
Total liabilities	235,221	360,243	505,860	(403,812)	697,512
Commitments and contingencies
Stockholders’ equity (deficit)	888,993	18,579	403,037	(946,936)	363,673
Total liabilities and stockholders' equity (deficit)	$1,124,214	$378,822	$908,897	$(1,350,748)	$1,061,185

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2014

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals

Net cash provided by operating activities	$13,234	$5,521	$—	$—	$18,755
Investing activities:
Cash paid for acquisitions, net	(175,590)	(9,538)	—	—	(185,128)
Purchases of equipment and leasehold improvements, net	(2,864)	(746)	—	—	(3,610)
Working capital and other settlements for acquisitions	(430)	(1,869)	—	—	(2,299)
Cash paid for foreign currency net investment hedge	(5,044)	—	—	—	(5,044)
Other	(839)	—	—	—	(839)
Net cash used in investing activities	(184,767)	(12,153)	—	—	(196,920)
Financing activities:
Borrowings under senior secured revolving credit facility	—	—	219,995	—	219,995
Proceeds from the exercise of options and warrants		—	23,090	—	23,090
Excess tax benefit related to share-based compensation		—	7,314	—	7,314
Net borrowings under working capital facilities		1,160	—	—	1,160
Payment of deferred financing costs		—	(241)	—	(241)
Repayment of subordinated unsecured notes payable	(333)	—	—	—	(333)
Repayment under senior secured revolving credit facility	—	—	(78,000)	—	(78,000)
Intercompany notes and investments and other	172,105	—	(172,158)	—	(53)
Net cash provided by financing activities	171,772	1,160	—	—	172,932
Exchange rate impact on cash and cash equivalents	—	295	—	—	295
Net increase (decrease) in cash and cash equivalents	239	(5,177)	—	—	(4,938)
Cash and cash equivalents, beginning of period	760	12,069	—	—	12,829
Cash and cash equivalents, end of period	$999	$6,892	$—	$—	$7,891

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

 for the six months ended June 30, 2015

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals

Net cash provided by operating activities	$6,735	$7,316	$—	$—	$14,051
Investing activities:
Cash paid for acquisitions, net	(11,145)	—	—	—	(11,145)
Purchases of equipment and leasehold improvements, net	(3,323)	(1,520)	—	—	(4,843)
Working capital and other settlements for acquisitions	(91)	—	—	—	(91)
Cash proceeds from foreign currency net investment hedge	2,930	—	—	—	2,930
Other	(1,310)	—	—	—	(1,310)
Net cash used in investing activities	(12,939)	(1,520)	—	—	(14,459)
Financing activities:
Borrowings under senior unsecured notes	—	—	500,000	—	500,000
Borrowings under senior secured revolving credit facility	—	—	25,478	—	25,478
Proceeds from the exercise of options and warrants	—	—	11,451	—	11,451
Excess tax benefit related to share-based compensation	—	—	2,147	—	2,147
Net borrowings under working capital facilities	—	827	—	—	827
Repayment of contingent earnout obligation	—	(1,023)	—	—	(1,023)
Payment of deferred financing costs	—	(143)	(8,533)	—	(8,676)
Payment for early redemption of senior unsecured notes		—	(14,618)	—	(14,618)
Repayment under senior secured revolving credit facility	—	—	(169,331)	—	(169,331)
Repayments of senior unsecured notes	—	—	(250,000)	—	(250,000)
Intercompany notes and investments and other	96,594	—	(96,594)	—	—
Net cash provided by (used in) financing activities	96,594	(339)	—	—	96,255
Exchange rate impact on cash and cash equivalents	—	(505)	—	—	(505)
Net increase in cash and cash equivalents	90,390	4,952	—	—	95,342
Cash and cash equivalents, beginning of period	388	9,363	—	—	9,751
Cash and cash equivalents, end of period	$90,778	$14,315	$—	$—	$105,093

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

Our Business

We are a leading provider of independent medical examinations (“IMEs”), peer and bill reviews, Medicare compliance services, case management services and other related services, which include legal support services, administrative support services and medical record retrieval services. We were incorporated as a Delaware corporation on April 27, 2007. From July 14, 2008 through the date of this filing, we have acquired 52 IME services businesses, including a leading provider of software solutions to the IME industry. We currently operate out of 66 service centers servicing all 50 U.S. states, Canada, the United Kingdom and Australia. We conduct our business through four geographic segments: the United States, Canada, the United Kingdom and Australia.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Significant Recent Developments

Acquisitions

A key feature of our strategy is to grow our business organically by selling additional services to existing clients, cross-selling into additional insurance lines of business and expanding our geographic footprint with existing clients. Because we operate in a highly fragmented industry, and have completed numerous acquisitions, another component of our business strategy has historically been and continues to be growth through acquisitions that expand our geographic coverage, provide new or complementary lines of business, expand our portfolio of services, and increase our market share. For example, our acquisition of MedHealth in August 2012 enabled us to enter the Australian market and expand our range of clients and services, and increase our international market presence. Similarly, our acquisitions of Gould & Lamb in February 2014 and Ability Services Network and MedAllocators in June 2014 enabled us to expand our presence in the Medicare compliance services and case management services markets and offer a wider range of services to new and existing clients. To date, we have completed 52 acquisitions and below we include the acquisitions completed in 2014 and 2015:

Acquisition Date	Name
July 13, 2015	•	Karen Rucas & Associates
April 14, 2015	•	Landmark Exams & Maven Exams
January 2, 2015	•	ReliableRS
August 22, 2014	•	Expert Medical Opinions
June 6, 2014	•	Ability Services Network and MedAllocators
May 30, 2014	•	Solomon Associates
February 14, 2014	•	Assess Medical
February 3, 2014	•	Gould & Lamb
January 16, 2014	•	Newton Medical Group
January 13, 2014	•	Cheselden

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

	For the three months ended June 30,		For the six months ended June 30,
	2014	2015	2014	2015
Revenues	$196,445	$208,738	$369,473	$405,054
Costs and expenses:
Costs of revenues	124,851	136,425	235,886	264,601
Selling, general and administrative expenses	42,590	42,721	83,118	84,873
Depreciation and amortization	14,858	13,729	29,200	28,577
Total costs and expenses	182,299	192,875	348,204	378,501
Income from operations	14,146	15,863	21,269	27,003
Interest and other expenses, net	8,095	28,567	15,672	36,571
Income (loss) before income taxes	6,051	(12,704)	5,597	(9,568)
Provision (benefit) for income taxes	2,519	(4,841)	2,354	(3,729)
Net income (loss)	$3,532	$(7,863)	$3,243	$(5,839)

Per share data
Net income (loss) per share
Basic	$0.09	$(0.19)	$0.09	$(0.14)
Diluted	$0.09	$(0.19)	$0.08	$(0.14)

Weighted average number of common shares outstanding
Basic	38,452	41,015	37,764	40,713
Diluted	40,940	41,015	40,522	40,713

Other Financial Data:
Adjusted EBITDA(1)	$34,579	$36,357	$62,589	$68,309

(1)	Adjusted EBITDA is a non-GAAP measure that is described and reconciled to net income (loss) in the next section and is not a substitute for the GAAP equivalent.

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

The following table presents a reconciliation to Adjusted EBITDA from net income (loss), the most comparable GAAP measure, for each of the periods indicated (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2015	2014	2015
Net income (loss)	$3,532	$(7,863)	$3,243	$(5,839)
Share-based compensation expense (1)	4,627	6,565	9,980	12,701
Depreciation and amortization	14,858	13,729	29,200	28,577
Acquisition-related transaction costs	762	134	1,954	(248)
Other expenses (2)	186	66	186	276
Interest and other expenses, net	8,095	28,567	15,672	36,571
Provision (benefit) for income taxes	2,519	(4,841)	2,354	(3,729)
Adjusted EBITDA	34,579	36,357	62,589	68,309

(1)

Share-based compensation expense of $492,000 and $1.2 million is included in costs of revenues for the three and six months ended June 30, 2014, respectively, and the remainder is included in SGA expenses. Share-based compensation expense of $259,000 and $728,000 is included in costs of revenues for the three and six months ended June 30, 2015, respectively, and the remainder is included in SGA expenses.

(2)	Other expenses consist principally of integration related expenses, such as facility termination, severance and relocation costs, associated with our acquisition strategy.

Comparison of the Three Months Ended June 30, 2015 and 2014

Revenues. Revenues were $208.7 million for the three months ended June 30, 2015 compared to $196.4 million for the three months ended June 30, 2014, an increase of $12.3 million, or 6%. Of the increase in revenues compared to 2014, $9.8 million, or 5%, was attributable to acquisitions completed in 2014 and 2015 and $2.5 million, or 1%, was due to growth in our existing businesses.

●

U.S. segment revenues were $132.1 million for the three months ended June 30, 2015 compared to $117.3 million for the three months ended June 30, 2014, an increase of $14.8 million, or 13%. Of the increase in U.S. revenues compared to 2014, $9.8 million, or 8%, was attributable to acquisitions completed in 2014 and 2015 and $5.0 million, or 5%, was due to growth in our existing businesses, of which approximately 55% related to increases in our IME and related services product group. The growth in the existing businesses was due to an approximate 10% increase in service volumes, offset by an unfavorable change in sales mix.

●

Canada segment revenues were $9.7 million for the three months ended June 30, 2015 compared to $8.6 million for the three months ended June 30, 2014, an increase of $1.1 million or 13%. Excluding the impact of currency, the existing Canada businesses grew 27%. The constant currency growth in Canada revenues compared to 2014 was due primarily to a favorable change in sales mix, and to a lesser extent, increases in IME service volumes.

●

U.K. segment revenues were $46.0 million for the three months ended June 30, 2015 compared to $48.7 million for the three months ended June 30, 2014, a decrease of $2.7 million, or 5%. Excluding the impact of currency, the existing U.K. businesses grew 4%. The constant currency growth in the existing businesses was due to increased IME service volumes, offset by an unfavorable change in sales mix. Revenues in our U.K. business were also negatively impacted in the quarter due to a legislative change that went into effect late in the fourth quarter of 2014.

●

Australia segment revenues were $20.9 million for the three months ended June 30, 2015 compared to $21.9 million for the three months ended June 30, 2014, a decrease of $930,000, or 4%. Excluding the impact of currency, the existing Australian businesses grew 15%. The constant currency growth in the existing business was primarily due to increased IME service volumes, and to a lesser extent, a favorable change in sales mix.

Costs of revenues. Costs of revenues were $136.4 million for the three months ended June 30, 2015 compared to $124.9 million for the three months ended June 30, 2014, an increase of $11.6 million, or 9%. Of the increase in costs of revenues compared to 2014, $7.4 million, or 6%, was attributable to acquisitions completed in 2014 and 2015 and $4.1 million, or 3%, was related to our existing businesses primarily attributable to increased fees paid to members of our medical panel and, to a lesser extent, an increase in other direct costs. Costs of revenues as a percentage of revenues was 65.4% for the three months ended June 30, 2015, a 1.8% increase from the 63.6% for the three months ended June 30, 2014. The increase was due to a change in sales mix and a legislative impact on our U.K. business.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Selling, general and administrative. SGA expenses were $42.7 million for the three months ended June 30, 2015 compared to $42.6 million for the three months ended June 30, 2014, an increase of $131,000. Of the increase in SGA expenses compared to 2014, $1.6 million, or 4%, was attributable to acquisitions completed in 2014 and 2015, offset by a decline of $1.5 million, or 4%, related to our existing businesses primarily attributable to $628,000 in reduced acquisition related transaction costs.

Depreciation and amortization. D&A expenses were $13.7 million for the three months ended June 30, 2015 compared to $14.9 million for the three months ended June 30, 2014, a decrease of $1.1 million, or 8%. Of the decrease in D&A expenses compared to 2014, $2.7 million, or 19%, was attributable to our existing businesses as historic finite-lived intangible and tangible assets became fully amortized, offset by an increase due to acquisitions completed in 2014 and 2015.

Interest and other expenses, net. Interest and other expenses, net, were $28.6 million for the three months ended June 30, 2015 compared to $8.1 million for the three months ended June 30, 2014, an increase of $20.5 million, or 253%. Interest and other expenses, net, increased primarily due to the $18.6 million loss on early extinguishment of debt charge recorded in the second quarter of 2015 in conjunction with fees associated with the early redemption of the Senior Unsecured Notes.

Provision (benefit) for income taxes. Benefit for income taxes was $4.8 million for the three months ended June 30, 2015 compared to a provision for income taxes of $2.5 million for the three months ended June 30, 2014, an increased benefit of $7.3 million, or 292%. Our effective income tax rate was 38.1% and 41.6% for the three months ended June 30, 2015 and 2014, respectively. The tax rates in the 2015 and 2014 periods were impacted primarily by elections made for certain foreign acquisitions, foreign rate differentials and non-deductible items.

Net income (loss). For the foregoing reasons, net loss was $7.9 million for the three months ended June 30, 2015 compared to net income of $3.5 million for the three months ended June 30, 2014.

Adjusted EBITDA. Adjusted EBITDA was $36.4 million for the three months ended June 30, 2015 compared to $34.6 million for the three months ended June 30, 2014, an increase of $1.8 million, or 5%. The increase in Adjusted EBITDA was primarily due to the 6% increase in revenues. Adjusted EBITDA is also described as Segment Profit elsewhere in this Report (See Note 13 within Notes to Consolidated Financial Statements).

●

U.S. segment Adjusted EBITDA was $22.8 million for the three months ended June 30, 2015 compared to $20.6 million for the three months ended June 30, 2014, an increase of $2.1 million, or 10%. The increase in Adjusted EBITDA was due to the 13% increase in U.S. segment revenues, offset by a 14% increase in costs of revenues and SGA expenses primarily due to increased fees paid to members of our medical panel as these costs are variable in nature and increased personnel expense to support the growth in our business, excluding share-based compensation.

●

Canada segment Adjusted EBITDA was $1.4 million for the three months ended June 30, 2015 compared to $1.2 million for the three months ended June 30, 2014, an increase of $185,000, or 16%. The increase in Adjusted EBITDA was due to the 13% increase in Canada segment revenues and a 12% increase in costs of revenues and SGA expenses primarily due to increased fees paid to members of our medical panel as these costs are variable in nature.

●

U.K. segment Adjusted EBITDA was $7.5 million for the three months ended June 30, 2015 compared to $8.4 million for the three months ended June 30, 2014, a decrease of $895,000, or 11%. The decrease in Adjusted EBITDA was due to the 5% decrease in U.K. segment revenues and a 4% decrease in costs of revenues and SGA expenses primarily due to decreased fees paid to members of our medical panel as these costs are variable in nature. Adjusted EBITDA was also negatively impacted by a legislative change in the U.K., which impacted revenues and Adjusted EBITDA.

●

Australia segment Adjusted EBITDA was $4.8 million for the three months ended June 30, 2015 compared to $4.4 million for the three months ended June 30, 2014, an increase of $366,000, or 8%. The increase in Adjusted EBITDA was due to a 7% decrease in costs of revenues and SGA expense, offset by the 4% decrease in Australia segment revenues.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Comparison of the Six Months Ended June 30, 2015 and 2014

Revenues. Revenues were $405.1 million for the six months ended June 30, 2015 compared to $369.5 million for the six months ended June 30, 2014, an increase of $35.6 million, or 10%. Of the increase in revenues compared to 2014, $21.2 million, or 6%, was attributable to acquisitions completed in 2014 and 2015 and $14.3 million, or 4%, was due to growth in our existing businesses.

●

U.S. segment revenues were $253.8 million for the six months ended June 30, 2015 compared to $223.4 million for the six months ended June 30, 2014, an increase of $30.5 million, or 14%. Of the increase in U.S. revenues compared to 2014, $19.5 million, or 9%, was attributable to acquisitions completed in 2014 and 2015 and $10.9 million, or 5%, was due to growth in our existing businesses, of which approximately 55% related to increases in our IME and related services product group. The growth in the existing businesses was due to an approximate 11% increase in service volumes and a slight favorable change in sales mix.

●	Canada segment revenues were $17.6 million for the six months ended June 30, 2015 compared to $16.1 million for the six months ended June 30, 2014, an increase of $1.5 million or 10%. Excluding the impact of currency, the existing Canada businesses grew 23%. The constant currency growth in Canada revenues compared to 2014 was due primarily to a favorable change in sales mix, and to a lesser extent, increases in IME service volumes.

●

U.K. segment revenues were $93.5 million for the six months ended June 30, 2015 compared to $90.7 million for the six months ended June 30, 2014, an increase of $2.7 million, or 3%. Excluding the impact of currency, the existing U.K. businesses grew 13%. The constant currency growth in the existing businesses was due to increased IME service volumes, offset by an unfavorable change in sales mix. Revenues in our U.K. business were also negatively impacted in the six months ended June 30, 2015 due to a legislative change that went into effect late in the fourth quarter of 2014.

●

Australia segment revenues were $40.1 million for the six months ended June 30, 2015 compared to $39.3 million for the six months ended June 30, 2014, an increase of $856,000, or 2%. Of the increase in Australia revenues compared to 2014, $1.7 million, or 4%, was attributable to an acquisition completed in 2014, offset by $812,000, or 2%, due to a decline in our existing business. Excluding the impact of currency, the existing Australian businesses grew 12%. The constant currency growth in the existing business was primarily due to increased IME service volumes, and to a lesser extent, a favorable change in sales mix.

Costs of revenues. Costs of revenues were $264.6 million for the six months ended June 30, 2015 compared to $235.9 million for the six months ended June 30, 2014, an increase of $28.7 million, or 12%. Of the increase in costs of revenues compared to 2014, $16.9 million, or 7%, was attributable to acquisitions completed in 2014 and 2015 and $11.8 million, or 5%, was related to our existing businesses primarily attributable to increased fees paid to members of our medical panel and, to a lesser extent, an increase in other direct costs. Costs of revenues as a percentage of revenues was 65.3% for the six months ended June 30, 2015, a 1.5% increase from the 63.8% for the six months ended June 30, 2014. The increase was due to a change in sales mix and the legislative impact on our U.K. business.

Selling, general and administrative. SGA expenses were $84.9 million for the six months ended June 30, 2015 compared to $83.1 million for the six months ended June 30, 2014, an increase of $1.8 million, or 2%. Of the increase in SGA expenses compared to 2014, $4.6 million, or 6%, was attributable to acquisitions completed in 2014 and 2015, offset by a decline of $2.9 million, or 4%, related to our existing businesses primarily attributable to $2.2 million in reduced acquisition related transaction costs.

Depreciation and amortization. D&A expenses were $28.6 million for the six months ended June 30, 2015 compared to $29.2 million for the six months ended June 30, 2014, a decrease of $623,000, or 2%. Of the decrease in D&A expenses compared to 2014, $4.9 million, or 17%, was attributable to our existing businesses as historic finite-lived intangible and tangible assets became fully amortized, offset by an increase due to acquisitions completed in 2014 and 2015.

Interest and other expenses, net. Interest and other expenses, net, were $36.6 million for the six months ended June 30, 2015 compared to $15.7 million for the six months ended June 30, 2014, an increase of $20.9 million, or 133%. Interest and other expenses, net, increased primarily due to fees associated with the early redemption of the Senior Unsecured Notes.

Provision (benefit) for income taxes. Benefit for income taxes was $3.7 million for the six months ended June 30, 2015 compared to a provision for income taxes of $2.4 million for the six months ended June 30, 2014, an increased benefit of $6.1 million, or 258%. Our effective income tax rate was 39.0% and 42.1% for the six months ended June 30, 2015 and 2014, respectively. The tax rates in the 2015 and 2014 periods were impacted primarily by elections made for certain foreign acquisitions, foreign rate differentials and non-deductible items.

Net income (loss). For the foregoing reasons, net loss was $5.8 million for the six months ended June 30, 2015 compared to net income of $3.2 million for the six months ended June 30, 2014.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Adjusted EBITDA. Adjusted EBITDA was $68.3 million for the six months ended June 30, 2015 compared to $62.6 million for the six months ended June 30, 2014, an increase of $5.7 million, or 9%. The increase in Adjusted EBITDA was primarily due to the 10% increase in revenues. Adjusted EBITDA is also described as Segment Profit elsewhere in this Report (See Note 13 within Notes to Consolidated Financial Statements).

●

U.S. segment Adjusted EBITDA was $42.3 million for the six months ended June 30, 2015 compared to $36.6 million for the six months ended June 30, 2014, an increase of $5.7 million, or 16%. The increase in Adjusted EBITDA was due to the 14% increase in U.S. segment revenues and a 13% increase in costs of revenues and SGA expenses primarily due to increased fees paid to members of our medical panel as these costs are variable in nature and increased personnel expense to support the growth in our business, excluding share-based compensation.

●

Canada segment Adjusted EBITDA was $2.0 million for the six months ended June 30, 2015 compared to $2.3 million for the six months ended June 30, 2014, a decrease of $279,000, or 12%. The decrease in Adjusted EBITDA was due to the 10% increase in Canada segment revenues, offset by a 13% increase in costs of revenues and SGA expenses primarily due to increased fees paid to members of our medical panel as these costs are variable in nature.

●

U.K. segment Adjusted EBITDA was $15.2 million for the six months ended June 30, 2015 compared to $15.5 million for the six months ended June 30, 2014, a decrease of $277,000, or 2%. The decrease in Adjusted EBITDA was due to the 3% increase in U.K. segment revenues, offset by a 4% increase in costs of revenues and SGA expenses primarily due to increased fees paid to members of our medical panel as these costs are variable in nature and increased personnel expense to support the growth in our business. Adjusted EBITDA was also negatively impacted by a legislative change in the U.K., which impacted our revenues and Adjusted EBITDA.

●

Australia segment Adjusted EBITDA was $8.9 million for the six months ended June 30, 2015 compared to $8.3 million for the six months ended June 30, 2014, an increase of $585,000, or 7%. The increase in Adjusted EBITDA was due to the 2% increase in Australia segment revenues and a 1% increase in costs of revenues and SGA expenses primarily due to increased fees paid to members of our medical panel as these costs are variable in nature.

Liquidity and Capital Resources

Our principal capital requirements are to fund operations and acquisitions. We fund our capital needs from cash flow generated from operations and borrowings under our Amended and Restated Credit Facility and working capital facilities. We have historically also funded our acquisition program with equity issuances to sellers. We expect that cash and cash equivalents, availability under our existing credit and working capital facilities, as amended and restated, and cash flow from operations will be sufficient to support our operations, planned capital expenditures and acquisitions for at least the next 12 months.

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

Information related to our credit facilities, the Notes and cash flows as of June 30, 2015 follows below.

Credit Facilities

Credit Facility

On November 2, 2010, we entered into a senior secured revolving credit facility (the “Senior Secured Revolving Credit Facility”) with Bank of America, N.A. The facility initially consisted of a $180.0 million revolving credit facility. The facility was initially available to finance the Company’s acquisition program and working capital needs.

On April 16, 2015, we amended and restated the terms of our Senior Secured Revolving Credit Facility in connection with the offering of the Notes (See “Senior Unsecured Notes” below) pursuant to an amended and restated credit agreement (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provides for up to $300.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit). During the term of the Amended and Restated Credit Facility, we have the right, subject to compliance with the covenants specified in the Amended and Restated Credit Facility and the Notes, to increase the revolving extensions under the Amended and Restated Credit Facility to a maximum of $400.0 million. The term of the Senior Secured Revolving Credit Facility was extended for five years from the date of the amendment to April 2020.

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

Pricing Tier	Consolidated Senior Secured Leverage Ratio					Commitment Fee/Unused Line Fee	Letter of Credit Fee	Eurocurrency Rate Loans	Base Rate Loans
1	≥	4.00	to 1.0			0.45%	2.75%	2.75%	1.75%
2	≥	3.50	to 1.0 but <	4.00	to 1.0	0.40%	2.50%	2.50%	1.50%
3	≥	3.00	to 1.0 but <	3.50	to 1.0	0.35%	2.25%	2.25%	1.25%
4	≥	2.50	to 1.0 but <	3.00	to 1.0	0.30%	2.00%	2.00%	1.00%
5			<	2.50	to 1.0	0.30%	1.75%	1.75%	0.75%

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

On June 1, 2015, the Company entered into a first amendment to the Senior Secured Revolving Credit Facility (“First Amendment”). The First Amendment amended the definition of “Change of Control” in the Senior Secured Revolving Credit Facility.

As of June 30, 2015, we had no amount outstanding under the Senior Secured Revolving Credit Facility, resulting in $300.0 million of undrawn commitments.

Working Capital Facilities

On September 29, 2010, our indirect 100% owned subsidiary UK Independent Medical Services Limited (“UKIM”) entered into a Sales Finance Agreement (the “UKIM SFA”) with Barclays Bank PLC (“Barclays”), pursuant to which Barclays provides UKIM a working capital facility of up to £5,000,000, subject to the terms and conditions of the UKIM SFA. The working capital facility bore a discount margin of 2.5% over Base Rate and served to finance UKIM’s unpaid account receivables.  The working capital facility had a minimum term of 36 months.

On June 28, 2013, UKIM entered into an amendment to extend the term of the existing UKIM SFA by 24 months from June 28, 2013, to amend the discount margin to 2.4% over Base Rate (0.5% rate on June 30, 2015) and to provide that payments by UKIM for certain non-working capital purposes are permitted under the UKIM SFA. Further, on April 16, 2015, UKIM entered into an amendment to extend the term of the existing UKIM SFA for an additional 36 months from the amendment date. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of June 30, 2015, UKIM had $7.4 million outstanding under the working capital facility, resulting in approximately $456,000 in availability.

On May 12, 2011, Premex entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays provides Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on June 30, 2015) and serves to finance Premex’s unpaid account receivables.  The working capital facility had a minimum term of 36 months.

On June 28, 2013, Premex entered into an amendment to extend the term of the existing Premex SFA by 24 months from June 28, 2013, and to provide that payments by Premex for certain non-working capital purposes are permitted under the Premex SFA. Further, on April 16, 2015, Premex entered into an amendment to extend the term of the existing Premex SFA for an additional 36 months from the amendment date. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of June 30, 2015, Premex had $34.3 million outstanding under the working capital facility, resulting in approximately $7.3 million in availability.

Senior Unsecured Notes

In July 2011, we closed a private offering of $250.0 million in aggregate principal amount of 9.0% senior notes due 2019, which were subsequently registered through a public exchange offer (the “Senior Unsecured Notes”). The Senior Unsecured Notes were issued at a price of 100% of their principal amount. A portion of the gross proceeds of $250.0 million were used to repay borrowings outstanding under our Senior Secured Revolving Credit Facility and pay related fees and expenses, and the remainder was used for general corporate purposes, including acquisitions.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

On April 16, 2015, we closed a public offering of $500.0 million in aggregate principal amount of 5.625% senior notes due 2023 (the “Notes”). The Notes were issued at a price of 100% of their principal amount. The Notes are our senior obligations and are guaranteed by certain of our existing and future U.S. subsidiaries. The gross proceeds of $500.0 million were used to repay all outstanding borrowings under the Senior Secured Revolving Credit Facility, to redeem all of the Senior Unsecured Notes, to pay related fees and expenses, and for general corporate purposes, including acquisitions.

The Notes were issued under an indenture, dated as of April 16, 2015, as supplemented by a supplemental indenture dated April 16, 2015 (collectively, the “Indenture”), among we, the Guarantors and U.S. Bank, National Association, as trustee (the “Trustee”). The Notes are our general senior unsecured obligations, and rank equally with our existing and future senior unsecured obligations and senior to all of our further subordinated indebtedness. The Notes accrue interest at a rate of 5.625% per year, payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing October 15, 2015. Interest accrues from the issue date of the Notes.

At any time on or after April 15, 2018, we may redeem some or all of the Notes at the redemption prices specified in the Indenture, plus accrued and unpaid interest to the date of redemption. Prior to April 15, 2018, we may redeem up to 40% of the aggregate principal amount of the Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 105.625% of the aggregate principal amount of the Notes, plus accrued and unpaid interest, if any, provided that at least 60% of the original aggregate principal amount of the Notes remains outstanding after redemption. In addition, we may redeem some or all of the Notes at any time prior to April 15, 2018 at a redemption price equal to 100% of the principal amount of the Notes plus a make whole premium described in the Indenture, plus accrued and unpaid interest.

The Indenture includes covenants which, subject to certain exceptions, limit the ability of we and our restricted subsidiaries (as defined in the Indenture) to, among other things, incur additional indebtedness, make certain types of restricted payments, incur liens on assets of us or the restricted subsidiaries, engage in asset sales and enter into transactions with affiliates. Upon a change of control (as defined in the Indenture), we may be required to make an offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. The Indenture also contains customary events of default.

Cash Flow Summary

Cash and cash equivalents were $105.1 million at June 30, 2015 as compared with $7.9 million at June 30, 2014.

Our cash flows from operating, investing and financing activities, as reported in our Consolidated Financial Statements included elsewhere in this report, are summarized as follows (in thousands):

	For the six months ended June 30,
	2014	2015
Net cash provided by operating activities	$18,755	$14,051
Net cash used in investing activities	(196,920)	(14,459)
Net cash provided by financing activities	172,932	96,255
Exchange rate impact on cash and cash equivalents	295	(505)
Net increase (decrease) in cash and cash equivalents	$(4,938)	$95,342

Operating Activities. Net cash provided by operating activities was $14.1 million for the six months ended June 30, 2015 compared with net cash provided by operating activities of $ 18.8 million for the six months ended June 30, 2014. Net cash provided by operating activities for 2015 consisted of net non-cash charges of $54.7 million (principally including $28.6 million in depreciation and amortization, $18.6 million in loss on early extinguishment of debt and $12.7 million in share-based compensation, offset by the change in deferred income taxes of $8.3 million) offset by our net loss of $5.8 million and a net increase in working capital of approximately $34.8 million. The increase in working capital primarily consisted of increases in accounts receivable and decreases in accrued interest expense and accounts payable.

Net cash provided by operating activities for 2014 consisted of our net income of $3.2 million and net non-cash charges of $31.5 million (principally including $29.2 million in depreciation and amortization and $10.0 million in share-based compensation, offset by the excess tax benefit related to share-based compensation of $7.3 million) offset by a net increase in working capital of approximately $16.0 million. The 2014 increase in working capital primarily consisted of increases in accounts receivable in our U.K. business and increased prepaid expenses and other current assets, offset by increased accounts payable and accrued expenses and accrued interest.

Investing Activities. Net cash used in investing activities was $14.5 million for the six months ended June 30, 2015 as compared to net cash used in investing activities of $196.9 million for the six months ended June 30, 2014.  The 2015 decreased use of cash was primarily attributable to decreased payments associated with acquisitions of $174.0 million as compared to the comparable prior year period and by $8.0 million in increased proceeds related to our foreign currency net investment hedges as compared to the comparable prior year period.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Financing Activities. Net cash provided by financing activities was $96.3 million for the six months ended June 30, 2015 as compared to net cash provided by financing activities of $172.9 million for the six months ended June 30, 2014.  The 2015 cash provided was primarily attributable to the net redemption and borrowings of senior notes of $235.4 million and proceeds from the exercise of options and warrants of $11.5 million, offset by net repayments under our Senior Secured Revolving Credit Facility of $143.9 million and the payment of deferred financing costs of $8.7 million.

Net cash provided by financing activities for 2014 was primarily attributable to net borrowings under our Senior Secured Revolving Credit Facility of $142.0 million, the proceeds from the exercise of options and warrants of $23.1 million, excess tax benefit related to share-based compensation of $7.3 million and net borrowings under our U.K. facilities of $1.2 million.

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

Contractual Obligations and Commitments

Our contractual cash payment obligations as of June 30, 2015 are set forth below (in thousands):

			Payments due by year ending December 31,
	Total	Period from July 1, 2015 to December 31, 2015	2016	2017	2018	2019	Thereafter
Amounts outstanding under senior unsecured notes payable	$500,000	$—	$—	$—	$—	$—	$500,000

Operating leases	52,211	6,964	12,670	11,162	9,105	6,355	5,955

Amounts outstanding under working capital facilities	41,730	—	—	—	41,730	—	—

Totals	$593,941	$6,964	$12,670	$11,162	$50,835	$6,355	$505,955

As of June 30, 2015, we leased our office spaces for our corporate locations in Atlanta, Georgia and New York, New York and also for our 66 service centers in various cities under non-cancelable lease agreements. We own an office facility in Sarasota, Florida.

We have certain contractual obligations including various debt agreements with requirements to make interest payments. Amounts outstanding under the Notes are subject to a fixed interest rate of 5.625% and interest is expected to be $28.1 million annually with semi-annual payments that begin in October 2015 and end in April 2023.  Additionally, certain amounts are subject to the level of borrowings in future periods and the interest rate for the applicable periods, and therefore the amounts of these payments are not determinable. Based upon amounts outstanding at June 30, 2015 and applicable interest rates currently of 2.9%, interest amounts are expected to be approximately $605,000 for the six months ended December 31, 2015, approximately $1.2 million for the years ended December 31, 2016 and December 31, 2017 and approximately $353,000 for the year ended December 31, 2018.

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

We assume, that on average, all accounts receivable will be collected within one year and thus classify these as current assets; however, there are certain receivables, primarily in the U.K., that have aged longer than one year as of December 31, 2014 and June 30, 2015, and we have recorded an estimate for those receivables that will not be collected within one year as long-term in the Consolidated Balance Sheets contained elsewhere in this report.

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

We performed our annual impairment review of goodwill in October 2014 and reviewed subsequent events through June 30, 2015 and determined that the fair value of our reporting units substantially exceed their carrying value, and goodwill was not impaired as of year end. Further, we believe that there have been no facts or circumstances through the date of this filing that indicate an impairment of goodwill exists.

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

Financial Instruments

Our financial assets and (liabilities), which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy at December 31, 2014 and June 30, 2015, and are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Financial instruments:
Contingent consideration	$—	$—	$(6,587)	$(6,587)
Foreign currency derivative asset	—	272	—	272

As of June 30, 2015
Financial instruments:
Contingent consideration	$—	$—	$(4,567)	$(4,567)
Foreign currency derivative liability	—	(2,126)	—	(2,126)

The contingent consideration relates to earnout provisions recorded in conjunction with certain acquisitions completed in 2013 and 2014 (see Note 3). Of the total decrease in fair value of the contingent consideration of $2.0 million in 2015, $1.0 million was settled as cash consideration to satisfy an installment related to a 2014 acquisition and we recorded $941,000 in adjustments to the fair value of the obligation related to milestones which were not achieved, or expected to be achieved, recorded to SGA expenses, offset by $134,000 recorded in interest and other expenses, net in the Consolidated Statements of Comprehensive Income (Loss) due to changes in the fair value of the contingent consideration and the remaining change is due to currency fluctuations.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, (Topic 606): Revenue from Contracts with Customers (“ASU 2014-09”) which supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2017, with early application not permitted. We are currently evaluating the impact of this standard on our financial position, results of operations and cash flows.

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

Interest Rate Risk. As of June 30, 2015, we had cash and cash equivalents totaling approximately $105.1 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $90.8 million were held in the U.S. Therefore, the U.S. amounts were insured under standard FDIC insurance coverage for deposit accounts up to $250,000, per depositor and account ownership category, at each separately insured depository institution.

Our outstanding debts of $41.7 million at June 30, 2015 related to indebtedness under our working capital facilities contain floating interest rates. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase in our variable rate debt would result in an increase of approximately $417,000 in our annual pre-tax net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at June 30, 2015.

Foreign Exchange Risk. As of June 30, 2015, we have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. dollar, namely, the Canadian dollar, the Pound Sterling and the Australian dollar. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently hedge our exposure to foreign currency exchange rate fluctuations related to the Canadian dollar given that the net difference between foreign currency denominated revenue and expenses is immaterial. In the future, however, we may hedge such exposure to foreign currency exchange rate fluctuations in this currency.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Beginning in the second quarter of 2013, in order to protect against foreign currency exposure in our Australian operations, we entered into forward foreign currency contracts as a hedge of AUD $60.0 million of its net investment in Australia. Beginning in the third quarter of 2013, we also entered into forward foreign currency contracts as a hedge of £40.0 million of our net investment in the U.K. We settled certain of our hedge positions during the 2014 year and the first two quarters of 2015 and were paid $4.0 million and $2.9 million, respectively, in net settlements. This amount was classified in accumulated other comprehensive loss in our Consolidated Balance Sheet (see Note 2), offsetting the currency translation adjustment of the related net investment that is also recorded in accumulated other comprehensive loss, and is reported net of the effect of income taxes.

As of December 31, 2014, we had a net asset of $272,000 recorded in other current assets, with the offsetting net unrealized gain being recorded in accumulated other comprehensive loss in our Consolidated Balance Sheets associated with open forward foreign currency contracts which matured in January of 2015. As of June 30, 2015, we had a liability of $2.1 million recorded in other current liabilities, with the offsetting net unrealized loss being recorded in accumulated other comprehensive loss in our Consolidated Balance Sheets associated with open forward foreign currency contracts which matured in July of 2015.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

4.4

Form of 9% Senior Unsecured Exchange Note Due 2019 and Form of Exchange Guarantee (filed as Exhibit 4.4 to Form S-4 filed with the Securities and Exchange Commission on April 4, 2012 and incorporated by reference herein).

4.5

Indenture, dated April 16, 2015, among ExamWorks Group, Inc., the Guarantors party thereto, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 17, 2015 and incorporated by reference herein).

4.6

Supplemental Indenture, dated April 16, 2015, among ExamWorks Group, Inc., the Guarantors party thereto, and U.S. Bank National Association, as Trustee (including the Form of 5.625% Note Due 2023) (filed as Exhibit 4.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 17, 2015 and incorporated by reference herein).

4.7

Form of 5.625% Senior Unsecured Note Due 2023 and Form of Guarantee (filed as Exhibit 4.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 17, 2015 and incorporated by reference herein).

10.1

Amended and Restated Credit Agreement, dated April 16, 2015, among the Company, the Guarantors party thereto, Bank of America, N.A., as administrative agent, and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 17, 2015 and incorporated by reference herein).

10.2

First Amendment to Amended and Restated Credit Agreement, dated as of June 1, 2015, by and among ExamWorks Group, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and Lenders party thereto, amending the Amended and Restated Credit Agreement dated April 16, 2015 (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 2, 2015 and incorporated by reference herein).

10.3

Amendment Letter, dated April 16, 2015, by and between UK Independent Medical Services Ltd and Barclays Bank PLC, amending the Sales Finance Agreement, dated September 30, 2010 (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 17, 2015 and incorporated by reference herein).

10.4

Amendment Letter, dated April 16, 2015, by and between Barclays Bank PLC and Premex Services Limited, amending the Sales Finance Agreement, dated May 12, 2011 (filed as Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 17, 2015 and incorporated by reference herein).

10.5

Second Amendment to ExamWorks Group, Inc. Amended and Restated 2008 Stock Incentive Plan, as amended, dated May 12, 2015 (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 14, 2015 and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

EXAMWORKS GROUP, INC.

Date: July 30, 2015	By:	/s/ J. Miguel Fernandez de Castro
J. Miguel Fernandez de Castro
Senior Executive Vice President and Chief
Financial Officer (Principal Financial Officer)