Form 10-Q
period 2015-09-30
ExamWorks Group, Inc.
filed 2015-11-06
CIK 1498021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2015.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-34930

EXAMWORKS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2909425
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3280 PEACHTREE ROAD, N.E., SUITE 2625

ATLANTA, GEORGIA 30305

(Address of principal executive offices)

Telephone Number (404) 952-2400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes☐ No☒

As of November 1, 2015, ExamWorks Group, Inc. had 41,960,000 shares of Common Stock outstanding.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

September 30, 2015

FORM 10-Q QUARTERLY REPORT

PART 1. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	December 31,	September 30,
	2014	2015
Assets
Current assets:
Cash and cash equivalents	$9,751	$127,338
Accounts receivable, net	203,189	225,509
Prepaid expenses	13,805	14,900
Deferred tax assets	3,776	5,072
Other current assets	1,437	3,488
Total current assets	231,958	376,307
Property, equipment and leasehold improvements, net	15,726	17,078
Goodwill	495,679	489,532
Intangible assets, net	102,583	71,496
Long-term accounts receivable, less current portion	46,401	52,497
Deferred tax assets, noncurrent	29,682	49,658
Deferred financing costs, net	6,169	9,753
Other assets	1,946	2,100
Total assets	$930,144	$1,068,421
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,033	$59,240
Accrued expenses	53,978	54,274
Accrued interest expense	10,667	12,892
Deferred revenue	6,402	4,158
Current portion of contingent earnout obligation	4,473	—
Current portion of working capital facilities	40,396	—
Other current liabilities	6,950	5,841
Total current liabilities	179,899	136,405
Senior unsecured notes payable	250,000	500,000
Senior secured revolving credit facility and working capital facilities, less current portion	143,853	38,838
Long-term contingent earnout obligation, less current portion	2,114	—
Deferred tax liability, noncurrent	—	5,587
Other long-term liabilities	9,403	12,727
Total liabilities	585,269	693,557
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; Authorized 50,000 shares; no shares issued and outstanding at December 31, 2014 and September 30, 2015	—	—
Common stock, $0.0001 par value; Authorized 250,000 shares; issued and outstanding 40,371 and 41,945 shares at December 31, 2014 and September 30, 2015, respectively	4	4
Additional paid-in capital	403,945	441,288
Accumulated other comprehensive loss	(14,376)	(23,046)
Accumulated deficit	(36,210)	(34,894)
Treasury stock, at cost; Outstanding 905 shares at December 31, 2014 and September 30, 2015	(8,488)	(8,488)
Total stockholders’ equity	344,875	374,864
Total liabilities and stockholders' equity	$930,144	$1,068,421

The accompanying notes are an integral part of these consolidated financial statements.

 EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2015	2014	2015

Revenues	$204,078	$206,033	$573,551	$611,087
Costs and expenses:
Costs of revenues	130,597	134,446	366,483	399,047
Selling, general and administrative expenses	43,534	40,455	126,652	125,328
Depreciation and amortization	15,705	12,997	44,905	41,574
Total costs and expenses	189,836	187,898	538,040	565,949
Income from operations	14,242	18,135	35,511	45,138
Interest and other expenses, net:
Interest expense, net	8,361	8,000	23,842	25,952
Loss on early extinguishment of debt	—	—	—	18,619
Other expense, net	(6)	—	185	—
Total interest and other expenses, net	8,355	8,000	24,027	44,571
Income before income taxes	5,887	10,135	11,484	567
Provision (benefit) for income taxes	2,472	2,980	4,826	(749)
Net income	$3,415	$7,155	$6,658	$1,316

Comprehensive Income (Loss):
Net income	$3,415	$7,155	$6,658	$1,316
Foreign currency translation adjustments, net of tax	(4,956)	(4,607)	(3,985)	(8,670)
Total comprehensive income (loss)	$(1,541)	$2,548	$2,673	$(7,354)

Per share data:
Net income per share:
Basic	$0.09	$0.17	$0.17	$0.03
Diluted	$0.08	$0.17	$0.16	$0.03

Weighted average number of common shares outstanding:
Basic	39,251	41,384	38,259	40,936
Diluted	41,647	43,158	40,897	42,981

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2014	2015
Operating activities:
Net income	$6,658	$1,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,905	41,574
Amortization of deferred rent	(153)	350
Share-based compensation	14,660	18,094
Excess tax benefit related to share-based compensation	(12,700)	(3,111)
Provision for doubtful accounts	4,833	5,505
Amortization of deferred financing costs	1,735	1,411
Deferred income taxes	(9,806)	(7,757)
Loss on early extinguishment of debt	—	18,619
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(37,512)	(39,559)
Prepaid expenses and other current assets	(4,121)	(954)
Accounts payable and accrued expenses	22,137	6,875
Accrued interest expense	(5,356)	2,225
Deferred revenue and customer deposits	(48)	(1,458)
Other liabilities	(271)	(1,502)
Net cash provided by operating activities	24,961	41,628
Investing activities:
Cash paid for acquisitions, net	(187,402)	(11,770)
Purchases of building, equipment and leasehold improvements, net	(6,192)	(7,337)
Working capital and other settlements for acquisitions	(2,366)	(181)
Proceeds from (cash paid for) foreign currency net investment hedges	(362)	4,122
Other	(939)	(1,427)
Net cash used in investing activities	(197,261)	(16,593)
Financing activities:
Borrowings under senior unsecured notes	—	500,000
Borrowings under senior secured revolving credit facility	269,621	25,478
Proceeds from the exercise of options and warrants	35,394	13,737
Excess tax benefit related to share-based compensation	12,700	3,111
Repayment of subordinated unsecured notes payable	(333)	—
Net borrowings (repayments) under working capital facilities	7,506	(607)
Repayment of contingent earnout obligation	(4,362)	(5,064)
Payment of deferred financing costs	(251)	(8,706)
Payment for early redemption of senior unsecured notes	—	(14,618)
Repayments under senior secured revolving credit facility	(151,290)	(169,331)
Repayment of senior unsecured notes	—	(250,000)
Other	(53)	—
Net cash provided by financing activities	168,932	94,000
Exchange rate impact on cash and cash equivalents	(350)	(1,448)
Net increase (decrease) in cash and cash equivalents	(3,718)	117,587
Cash and cash equivalents, beginning of period	12,829	9,751
Cash and cash equivalents, end of period	$9,111	$127,338

Supplemental disclosures of cash flow information:
Cash paid for interest	$27,019	$22,137
Cash paid for income taxes	1,536	7,648

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Nature of Operations and Basis of Presentation

ExamWorks Group, Inc. (“ExamWorks” or the “Company”) is a leading provider of independent medical examinations (“IMEs”), peer and bill reviews, Medicare compliance services, case management services and other related services (“IME services” or the “IME industry”). ExamWorks, Inc. was incorporated as a Delaware corporation on April 27, 2007. Since 2008 through the date of this filing, ExamWorks completed 53 acquisitions. As of September 30, 2015, ExamWorks, Inc. operated out of 66 service centers serving all 50 U.S. states, Canada, the United Kingdom and Australia.

The consolidated financial statements of the Company as of September 30, 2015 and for the periods ended September 30, 2014 and 2015 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the Company's most recent fiscal year. The Company's December 31, 2014 Consolidated Balance Sheet was derived from audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, (the “Form 10-K”), but does not include all disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2014 and September 30, 2015.

(d)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts owed to the Company for services provided in the normal course of business and are reported net of allowance for doubtful accounts, which amounted to $9.9 million and $11.7 million as of December 31, 2014 and September 30, 2015, respectively. Generally, no collateral is received from customers and additions to the allowance are based on ongoing credit evaluations of customers with general credit experience being within the range of management’s expectations. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off.  The Company assumes, that on average, all accounts receivable will be collected within one year and thus classifies these as current assets; however there are certain receivables, primarily in the U.K., that have aged longer than one year as of December 31, 2014 and September 30, 2015, and the Company has recorded an estimate for those receivables that will not be collected within one year as long-term in the Consolidated Balance Sheets.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(e)	Concentrations of Credit Risk

The Company routinely assesses the financial strength of its customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. For the three and nine months ended September 30, 2014 and 2015, no individual customer accounted for more than 10% of revenues. At December 31, 2014 and September 30, 2015 there was one individual customer that accounted for approximately 14% and 16%, respectively, of the accounts receivable balance.

As of September 30, 2015, the Company had cash and cash equivalents totaling approximately $127.3 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $115.2 million were held in deposit accounts in the U.S. with only standard FDIC insurance coverage for deposit accounts up to $250,000, per depositor and account ownership category.

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

In accordance with Impairment or Disposal of Long-Lived Assets, Subsections of Financial Accounting Standards Board (“FASB”) ASC Subtopic 360-10 (“ASC 360”),   Property, Plant, and Equipment — Overall, long-lived assets, such as equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models (using market participant assumptions), quoted market values and third-party independent appraisals, as considered necessary. At December 31, 2014 and September 30, 2015, no impairment was noted.

(h)	Goodwill and Other Intangible Assets

Goodwill is an asset representing the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is reviewed for impairment at least annually in accordance with the provisions of FASB ASC Topic 350,   Intangibles — Goodwill and Other   (“ASC 350”). The goodwill impairment test is a two-step test. Under the first step, the fair values of the reporting units are compared with their carrying values (including goodwill). If the fair value of a reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis (using market participant assumptions). If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

The Company performed its annual impairment review of goodwill in October of 2014 and it was determined that the carrying amount of goodwill was not impaired as the fair value of the reporting units substantially exceeded their carrying values and there have been no subsequent developments that would indicate impairment exists as of September 30, 2015. The goodwill impairment review will continue to be performed annually and more frequently if facts and circumstances warrant a review.

ASC 350 also requires that intangible assets with definite lives be amortized over their estimated useful lives. Currently, customer relationships, trade names, covenants not-to-compete and technology are amortized using the straight-line method over estimated useful lives.

(i)	Deferred Financing Costs

In November 2010, the Company entered into a senior secured revolving credit facility with Bank of America N.A. (“Senior Secured Revolving Credit Facility”) (see Note 10). The Company has incurred deferred financing costs of $8.5 million associated with the Senior Secured Revolving Credit Facility and related amendments, of which $251,000 and $1.4 million were incurred in the nine months ended September 30, 2014 and 2015, respectively.   In the second quarter of 2015, the Company amended and restated the Senior Secured Revolving Credit Facility, which resulted in a loss on extinguishment of debt of approximately $274,000 for the write-off of unamortized deferred financing costs.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In July 2011, the Company closed a private offering of $250.0 million in aggregate principal amount of 9.0% senior notes due 2019, which were subsequently registered through a public exchange offer (the “Senior Unsecured Notes”). The Company had incurred deferred financing costs of $7.1 million associated therewith, none of which were incurred in the three and nine months ended September 30, 2014 and 2015.

In April 2015, the Company completed a public offering of $500.0 million in aggregate principal amount of 5.625% senior unsecured notes due 2023 (the “Notes”). The Notes were issued at a price of 100% of their principal amount. The Notes are senior obligations of ExamWorks and are guaranteed by certain of ExamWorks’ existing and future U.S. subsidiaries. A portion of the gross proceeds of $500.0 million were used to repay all outstanding borrowings under the Senior Secured Revolving Credit Facility, to redeem all of the Senior Unsecured Notes, to pay related fees and expenses, and for general corporate purposes, including acquisitions. The Company has incurred deferred financing costs of $7.5 million relating to this offering, all of which were incurred in the nine months ended September 30, 2015.

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

The Company amortized $583,000 and $1.7 million for the three and nine months ended September 30, 2014, respectively and $380,000 and $1.4 million for the three and nine months ended September 30, 2015, respectively, to interest expense.

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

Certain agreements with customers in the U.K. include provisions whereby collection of the amounts billed are contingent on the favorable outcome of the claim.  The Company has deemed these provisions to preclude revenue recognition at the time of performance, as collectability is not reasonably assured and the cash payments are contingent, and is deferring these revenues, net of estimated costs, until the case has been settled, the contingency has been resolved and the cash has been collected.   As of December 31, 2014 and September 30, 2015, the Company had $4.4 million and $3.0 million, respectively, in U.K. net deferred revenues associated with such agreements.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

l)	Income Taxes

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

The following table sets forth basic and diluted net income per share computational data for the three and nine months ended September 30, 2014 and 2015 (amounts in thousands):

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015
Net income	$3,415	$7,155	$6,658	$1,316

Basic shares outstanding:
Common stock	39,251	41,384	38,259	40,936

Diluted shares outstanding:
Common stock	39,251	41,384	38,259	40,936
Dilutive securities (1)	2,396	1,774	2,638	2,045
Total	41,647	43,158	40,897	42,981

(1)

For the three and nine months ended September 30, 2014, the Company's dilutive securities exclude options potentially exercisable in the future into 96,000 shares and 78,000 shares, respectively, because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2015, the Company's dilutive securities exclude options potentially exercisable in the future into 49,000 shares and 34,000 shares, respectively, because their inclusion would have been anti-dilutive.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The assumptions utilized for stock option grants during the nine months ended September 30, 2015 were as follows:

	2015
Volatility		48.59%
Expected life (years)		6.00
Risk-free interest rate		2.01%
Dividend yield		—
Fair value	$19.30	–	$19.37

In the nine months ended September 30, 2015, the Company issued approximately 35,000 stock option awards to employees.  The weighted average fair value of each stock option was $19.36 per option and the aggregate fair value was $678,000.  All of these awards vest over a three-year period.  Additionally, all of these options could vest earlier in the event of a change in control or merger or other acquisition.  Share-based compensation expense related to stock option awards was $1.8 million and $6.5 million for the three and nine months ended September 30, 2014, respectively, of which $444,000 and $1.6 million, respectively, was included in costs of revenues, and $1.3 million and $4.9 million, respectively, was recorded in selling, general and administrative (“SGA”) expenses. Share-based compensation expense related to stock option awards was $1.0 million and $4.2 million for the three and nine months ended September 30, 2015, respectively, of which $259,000 and $987,000, respectively, was included in costs of revenues, and $778,000 and $3.2 million, respectively, was recorded in SGA expenses.

At September 30, 2015, the unrecognized compensation expense related to stock option awards was $5.9 million, with a remaining weighted average life of 1.5 years.

A summary of option activity for the nine months ended September 30, 2015 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2014	4,965,947	$12.96
Options granted	35,000	40.20
Options forfeited	(49,881)	22.96
Options exercised	(1,115,291)	12.32
Outstanding at September 30, 2015	3,835,775	$13.27

Exercisable at September 30, 2015	3,361,732	$10.74	5.5	$62,747

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of stock options exercised was approximately $30.2 million during the nine months ended September 30, 2015.

Restricted Stock and Restricted Stock Units

The Company has granted members of the Board of Directors, certain employees and outside consultants, time lapse restricted stock and RSUs which vest after a stipulated number of years from the grant date depending on the terms of the issue. The fair value of shares of restricted stock and RSUs is determined based upon the market price of the underlying common stock as of the date of grant. Time lapse restricted shares issued and RSUs vest over one to five-year periods. The agreements under which the restricted stock and RSUs are issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the stock plans have been satisfied. The restriction on a majority of these awards could expire earlier than the stipulated time frame in the event of a change in control or merger or other acquisition. Share-based compensation expense related to shares of restricted stock and RSUs was $2.1 million and $6.4 million for the three and nine months ended September 30, 2014, respectively, all of which is included in SGA expenses. Share-based compensation expense related to shares of restricted stock and RSUs was $4.4 million and $13.2 million for the three and nine months ended September 30, 2015, respectively, all of which is included in SGA expenses.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

 The following is a summary of resticted share and RSU activity for the nine months ended September 30, 2015:

	Number of awards	Weighted average grant date fair value
Non-vested awards at December 31, 2014	880,433	$25.46
Awards granted	823,601	40.30
Awards vested	(447,168)	27.46
Awards forfeited	(22,923)	33.42
Non-vested awards at September 30, 2015	1,233,943	$34.49

The total fair value of vested RSUs and shares of restricted stock during the nine months ended September 30, 2015 was $12.3 million. At September 30, 2015, total unrecognized compensation costs related to non-vested restricted shares and RSUs was $31.6 million which is expected to be recognized over a weighted average period of 2.0 years.

During the three and nine months ended September 30, 2014, the Company recorded share-based compensation expense of $790,000 and $1.8 million, respectively, related to annual incentive compensation plans established by the Compensation Committee of the Board of Directors, all of which was recorded in SGA expenses. During the nine months ended September 30, 2015, the Company recorded share-based compensation expense of $777,000 related to annual incentive compensation plans established by the Compensation Committee of the Board of Directors, all of which was recorded in SGA expenses. The 2014 obligation was settled in March 2015 via the issuance of approximately 122,000 shares of restricted stock, and the 2015 plan year obligation is recorded as accrued expenses in the accompanying Consolidated Balance Sheets.  The 2015 incentive compensation plan contains a performance metric based on the Company’s 2015 financial performance and a subsequent time-based service requirement. If the performance metric is met, the associated liability will be settled in the first quarter of 2016 with the granting of an indeterminate number of restricted shares which will vest equally on June 1, 2016 and 2017.

(o)	Fair Value Measurements

The Company’s financial assets and (liabilities), which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy at December 31, 2014 and September 30, 2015, and are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Financial instruments:
Contingent consideration	$—	$—	$(6,587)	$(6,587)
Foreign currency derivative asset	—	272	—	272

As of September 30, 2015
Financial instruments:
Foreign currency derivative asset	$—	$2,351	$—	$2,351

The contingent consideration relates to earnout provisions recorded in conjunction with certain acquisitions completed in 2013 and 2014 (see Note 3). Of the total decrease in fair value of the contingent consideration of $6.6 million in 2015, $5.1 million was settled as cash consideration to satisfy installments related to a 2013 and 2014 acquisition and the Company recorded $1.5 million in adjustments to the fair value of the obligation related to milestones which were not achieved, or expected to be achieved, recorded to SGA expenses, offset by $162,000 recorded in interest and other expenses, net in the Consolidated Statements of Comprehensive Income (Loss) due to changes in the fair value of the contingent consideration and the remaining change is due to currency fluctuations.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(Unaudited)

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

	Foreign Currency Translation	Net investment hedge - foreign exchange contract	Total
Balance at December 31, 2014	$(17,821)	$3,445	$(14,376)
Change during 2015:
Before-tax amount	(18,818)	6,201	(12,617)
Tax (expense) benefit	6,399	(2,452)	3,947
Total activity in 2015	(12,419)	3,749	(8,670)
Balance at September 30, 2015	$(30,240)	$7,194	$(23,046)

(q)	Recent Accounting Pronouncements

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

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments” which requires that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this update are effective for fiscal periods beginning on or after December 15, 2015, and interim periods within those fiscal years. The Company plans to adopt the provisions for the year ending December 31, 2016 and currently does not expect the adoption to have a material impact on its consolidated financial statements.

There were various other accounting standards and interpretations issued during 2014 and 2015 the Company has not yet been required to adopt, none of which are expected to have a material impact on its financial position, results of operations and cash flows.

(3)	Acquisitions

ExamWorks operates in a highly fragmented industry and as of September 30, 2015 has completed 52 acquisitions since July 14, 2008. A key component of ExamWorks’ acquisition strategy is growth through acquisitions that expand its geographic coverage, that provide new or complementary lines of business, expand its portfolio of services and that increase its market share.

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

In 2014, the Company completed the following individually insignificant acquisitions, as defined in SEC Regulation S-X Rule 3-05, with an aggregate purchase price of $194.8 million, comprised of $189.0 million cash consideration less cash acquired of $1.1 million, and $6.9 million of contingent consideration. In conjunction with these 2014 acquisitions, the Company incurred aggregate transaction costs of $1.6 million, of which $186,000 and $916,000 was incurred in the three and nine months ended September 30, 2014, respectively. The Company did not incur any costs associated with the indicated acquisitions in the first three quarters of 2015. These amounts are reported in SGA expenses in the Company’s accompanying Consolidated Statements of Comprehensive Income (Loss). These acquisitions enhanced and expanded the presence and service offerings of the Company.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The preliminary allocation of consideration for these acquisitions is summarized as follows (in thousands):

	Preliminary purchase price allocation December 31, 2014	Adjustments/ reclassifications	Preliminary purchase price allocation September 30, 2015
Equipment and leasehold improvements	886	—	886
Customer relationships	50,216	—	50,216
Tradenames	10,342	—	10,342
Covenants not to compete	590	—	590
Technology	1,870	—	1,870
Goodwill	136,034	470	136,504
Net deferred tax liability associated with step-up in book basis	(9,041)	—	(9,041)
Assets acquired and liabilities assumed, net	3,785	(379)	3,406
Totals	194,682	91	194,773

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

In 2015, the Company completed the following individually insignificant acquisitions, as defined in SEC Regulation S-X Rule 3-05, with an aggregate purchase price of $11.9 million, comprised of $12.6 million cash consideration less cash acquired of $655,000. In conjunction with the 2015 acquisitions, the Company incurred aggregate transaction costs of $170,000, of which $35,000 were incurred in the nine months ended September 30, 2015. These amounts are reported in SGA expenses in the Company’s accompanying Consolidated Statements of Comprehensive Income (Loss). These acquisitions enhanced and expanded the presence and service offerings of the Company.

Company name	Form of acquisition	Date of acquisition
ReliableRS (United States)	Substantially all of the assets and assumed certain liabilities	January 2, 2015
Landmark Exams & Maven Exams (United States)	Substantially all of the assets and assumed certain liabilities	April 14, 2015
Karen Rucas & Associates (Canada)	Substantially all of the assets and assumed certain liabilities	July 13, 2015

The preliminary allocation of consideration for these acquisitions is summarized as follows (in thousands):

Preliminary purchase price allocation September 30, 2015
Equipment and leasehold improvements	$79
Customer relationships	4,465
Tradename	1,065
Covenants not to compete	182
Goodwill	5,208
Assets acquired and liabilities assumed, net	904
Total	$11,903

Goodwill of $5.0 million and other intangible assets of $5.4 million are expected to be deductible for U.S. federal income tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. The 2015 acquisitions contributed $2.5 million in revenues and $27,000 in operating loss and $5.9 million in revenues and $809,000 in operating income for the three and nine months ended September 30, 2015, respectively.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(c)	Pro forma Financial Information

The following unaudited pro forma results of operations for the three and nine months ended September 30, 2014 and 2015 assumes that the 2014 acquisitions were completed on January 1, 2013 and the 2015 acquisitions were completed on January 1, 2014.

For the three and nine months ended September 30, 2014, the pro forma results include adjustments to reflect (reduced) additional interest and other expenses, net of $(191,000) and $45,000, respectively, associated with the payoff or funding of the acquisitions assuming that acquisition related debt was incurred on those referenced above.  In addition, incremental depreciation and amortization expense was recorded as if the acquisitions had occurred on the dates referenced above and amounted to $490,000 and $4.6 million, respectively, for the three and nine months ended September 30, 2014.  Finally, adjustments of $237,000 and $6.4 million were made to reduce SGA expenses for the three and nine months ended September 30, 2014, respectively, principally related to certain salary and other personal expenses attributable to the previous owners of the acquired businesses.  These adjustments represent contractual reductions and are considered to be non-recurring and are not expected to have a continuing impact on the operations of the Company.

For the nine months ended September 30, 2015, the pro forma results include adjustments to reflect additional interest and other expenses of $82,000 associated with the funding of the acquisitions assuming that acquisition related debt was incurred on those referenced above.  In addition, incremental depreciation and amortization expense was recorded as if the acquisitions had occurred on the dates referenced above and amounted to $3,000 and $389,000 for the three and nine months ended September 30, 2015, respectively.  Finally, adjustments of $(28,000) and $401,000 were made to (reduce) and increase SGA expenses for the three and nine months ended September 30, 2015, respectively, principally related to certain salary and other personal expenses attributable to the previous owners of the acquired businesses.  These adjustments represent contractual reductions or increases and are considered to be non-recurring and are not expected to have a continuing impact on the operations of the Company.

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
	(In thousands, except per share data)
Pro forma revenues	$207,701	$206,080	$605,755	$614,306
Pro forma net income	3,282	7,152	7,116	1,367
Pro forma income per share: Basic	$0.08	$0.17	$0.19	$0.03
Pro forma income per share: Diluted	$0.08	$0.17	$0.17	$0.03

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective as of January 1 of the respective years or of future operations of the Company.

(4)	Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements at December 31, 2014 and September 30, 2015, consist of the following (in thousands):

	Estimated useful lives (years)			December 31, 2014	September 30, 2015
Building		15		$2,553	$2,661
Computer and office equipment		3		19,161	19,972
Furniture and fixtures	3	to	5	4,274	4,836
Leasehold improvements	Lease term			4,836	5,672
				30,824	33,141
Less accumulated depreciation and amortization				15,098	16,063
Totals				$15,726	$17,078

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Depreciation expense was $1.7 million and $4.7 million for the three and nine months ended September 30, 2014, respectively. Depreciation expense was $1.7 million and $5.0 million for the three and nine months ended September 30, 2015, respectively.

(5)	Goodwill and Intangible Assets

Goodwill by segment at December 31, 2014 and September 30, 2015 consists of the following (in thousands) (1):

	United States	Canada	United Kingdom	Australia	Total
Balance at December 31, 2014	$401,560	$17,178	$38,354	$38,587	$495,679
Goodwill acquired during the year	5,063	145	—	—	5,208
Adjustments to prior year acquisitions	470	—	—	—	470
Effect of foreign currency translation	—	(3,143)	(982)	(7,700)	(11,825)
Balance at September 30, 2015	$407,093	$14,180	$37,372	$30,887	$489,532

(1)	Goodwill recorded in connection with certain tax benefits to be realized in the Company’s U.S. income tax returns has been reflected in the United States segment.

Intangible assets at December 31, 2014 and September 30, 2015, consist of the following (in thousands):

				December 31, 2014
	Estimated useful lives (months)			Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	40	to	60	$244,211	$(167,943)	$76,268
Tradenames	45	to	84	68,264	(45,901)	22,363
Covenants not to compete		36		6,761	(4,116)	2,645
Technology	24	to	40	9,188	(7,881)	1,307
Totals				$328,424	$(225,841)	$102,583

				September 30, 2015
	Estimated useful lives (months)			Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	40	to	60	$239,793	$(190,290)	$49,503
Tradenames	45	to	84	67,242	(50,549)	16,693
Covenants not to compete		36		10,028	(5,520)	4,508
Technology	24	to	40	9,061	(8,269)	792
Totals				$326,124	$(254,628)	$71,496

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

 The aggregate intangible amortization expense was $14.0 million and $40.2 million for the three and nine months ended September 30, 2014, respectively. The aggregate intangible amortization expense was $11.3 million and $36.6 million for the three and nine months ended September 30, 2015, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Amount
Three months ended December 31, 2015	$11,210
Years ended December 31:
2016	34,205
2017	21,962
2018	3,126
2019	993
Total	$71,496

(6)	Accrued Expenses

Accrued expenses at December 31, 2014 and September 30, 2015 consist of the following (in thousands):

	December 31, 2014	September 30, 2015
Accrued compensation and benefits	$15,041	$14,769
Accrued selling and professional fees	4,202	3,557
Accrued income, value added and other taxes	26,576	28,248
Accrued medical panel fees	4,391	4,644
Other accrued expenses	3,768	3,056
Totals	$53,978	$54,274

(7)	Stockholders’ Equity

During the nine months ended September 30, 2015, the Company issued approximately 1,107,000 shares of common stock to settle options exercised during the period.

During the nine months ended September 30, 2015, the Company issued approximately 20,000 shares of common stock to settle warrants exercised during the period.

During the nine months ended September 30, 2015, the Company issued approximately 91,000 shares of restricted stock with a fair value of $3.7 million to certain officers and employees for services to be provided during the next three years. The Company is recording the expenses related to these awards in SGA expenses over the requisite service period.

During the nine months ended September 30, 2015, the Company issued approximately 16,000 shares of restricted stock with a fair value of $555,000 to the members of the Board of Directors as compensation for services to be provided during the next year. The Company records the expenses related to these awards in SGA expenses over the requisite service period.

During the nine months ended September 30, 2015, the Company issued approximately 220,000 shares of common stock to settle restricted stock units whose restrictions were lifted during the period.

During the nine months ended September 30, 2015, the Company issued approximately 122,000 shares of restricted stock to certain officers and employees in settlement of its 2014 incentive compensation plan liability. The first 50% restriction on these shares was lifted on June 1, 2015 and the remaining 50% restriction will be lifted on June 1, 2016. The Company records the remaining expense related to these awards in SGA expenses over the remaining service period.

During the nine months ended September 30, 2015, the Company did not repurchase any shares under the share repurchase program. As of September 30, 2015, the Company has approximately 905,000 shares of common stock held as treasury shares with an average value of $9.38 per share, and the ability to repurchase an additional $10.2 million in shares of its common stock.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(8)	Related Party Transactions

The Senior Secured Revolving Credit Facility contains a provision requiring the Company to use a third party to perform financial due diligence for acquisitions exceeding a certain size. With the approval of the senior lender, the Company engaged RedRidge Finance Group (“RedRidge”) to assist it with financial due diligence and incurred $9,000 and $300,000 in fees, pertaining to acquisition-related work performed during the three and nine months ended September 30, 2014, respectively. The Company incurred $132,000 and $250,000 in fees pertaining to acquisition-related work performed during the three and nine months ended September 30, 2015, respectively. P&P Investment, LLC (“P&P”), a company owned by Richard Perlman and James Price, the Executive Chairman and Chief Executive Officer, respectively, of the Company, is a minority owner and lender of RedRidge.

(9)	Commitments and Contingencies

(a)	Lease Commitments

The Company and its subsidiaries lease office space and office related equipment under noncancelable operating leases with various expiration dates from 2015 through 2023.

Future minimum lease payments under the operating leases for the three months ended December 31, 2015 and in each of the years subsequent to December 31, 2015 are as follows (in thousands):

Amount
Three months ended December 31, 2015	$3,529
Years ended December 31:
2016	13,235
2017	11,814
2018	9,562
2019	6,588
Thereafter	6,987
Total	$51,715

Related rent expense was $3.9 million and $11.1 million for the three and nine months ended September 30, 2014, respectively. Related rent expense was $4.4 million and $13.1 million for the three and nine months ended September 30, 2015, respectively.

(b)	Employee Benefit Plans

The Company and certain of its subsidiaries each sponsor separate voluntary defined contribution pension plans. The plans cover employees that meet specific age and length of service requirements. The Company and certain of its subsidiaries have various matching and vesting arrangements within their individual plans. For the three and nine months ended September 30, 2014, the Company recorded $230,000 and $691,000, respectively, in compensation expense related to these plans. For the three and nine months ended September 30, 2015, the Company recorded $245,000 and $921,000, respectively, in compensation expense related to these plans.

(10)	Long-Term Debt

Long-term debt at December 31, 2014 and September 30, 2015 consists of the following (in thousands):

	December 31, 2014	September 30, 2015
Senior Unsecured Notes Payable (a)	$250,000	$500,000
Senior Secured Revolving Credit Facility, Bank of America, N.A. (b)	143,853	—
Working capital facilities, Barclays (c)	40,396	38,838
	434,249	538,838
Less current portion	40,396	—
	$393,853	$538,838

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

(Unaudited)

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

As of September 30, 2015, the Company had no amount outstanding under the Senior Secured Revolving Credit Facility, resulting in $300.0 million of undrawn commitments.

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

On June 28, 2013, UKIM entered into an amendment to extend the term of the existing UKIM SFA by 24 months from June 28, 2013, to amend the discount margin to 2.4% over Base Rate (0.5% rate on September 30, 2015) and to provide that payments by UKIM for certain non-working capital purposes are permitted under the UKIM SFA. Further, on April 16, 2015, UKIM entered into an amendment to extend the term of the existing UKIM SFA for an additional 36 months from the amendment date. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of September 30, 2015, UKIM had $6.9 million outstanding under the working capital facility, resulting in approximately $699,000 in availability.

On May 12, 2011, the Company’s indirect 100% owned subsidiary Premex Group Limited (“Premex”) entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays provides Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on September 30, 2015) and serves to finance Premex’s unpaid account receivables.  The working capital facility had a minimum term of 36 months.

On June 28, 2013, Premex entered into an amendment to extend the term of the existing Premex SFA by 24 months from June 28, 2013, and to provide that payments by Premex for certain non-working capital purposes are permitted under the Premex SFA. Further, on April 16, 2015, Premex entered into an amendment to extend the term of the existing Premex SFA for an additional 36 months from the amendment date. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of September 30, 2015, Premex had $32.0 million outstanding under the working capital facility, resulting in approximately $8.2 million in availability.

As of September 30, 2015, future maturities of long-term debt were as follows (in thousands):

Amount
Three months ended December 31, 2015	$—
Years ended December 31:
2016	—
2017	—
2018	38,838
2019	—
Thereafter	500,000
Total	$538,838

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(11)	Financial Instruments

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

Beginning in the second quarter of 2013, in order to protect against foreign currency exposure in its Australian operations, the Company entered into forward foreign currency contracts as a hedge of AUD $60.0 million of its net investment in Australia. Beginning in the third quarter of 2013, the Company also entered into forward foreign currency contracts as a hedge of £40.0 million of its net investment in the U.K. The Company settled certain of its hedge positions during the 2015 year and received $4.1 million in net proceeds. This amount was classified in accumulated other comprehensive loss in the Company’s Consolidated Balance Sheet (see Note 2), offsetting the currency translation adjustment of the related net investment that is also recorded in accumulated other comprehensive loss, and is reported net of the effect of income taxes.

As of December 31, 2014, the Company had a net asset of $272,000 recorded in other current liabilities with the offsetting net unrealized gain being recorded in accumulated other comprehensive loss in its Consolidated Balance Sheets associated with open forward foreign currency contracts which matured in January of 2015. As of September 30, 2015, the Company had a gross asset of $2.4 million recorded in other current assets, with the offsetting net unrealized gain being recorded in accumulated other comprehensive income (loss) in its Consolidated Balance Sheets associated with open forward foreign currency contracts which matured in October of 2015.

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

The following table summarizes the activity related to the unrecognized tax benefits for the nine months ended September 30, 2015, (in thousands)

Balance at January 1, 2015	$1,593
Increase to prior year tax positions	(26)
Increase to current year tax positions	70
Expiration of the statute of limitations for the assessment of taxes	(281)
Decrease related to settlements	—
Balance at September 30, 2015	$1,356

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

(Unaudited)

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

Information relating to the Company’s product groups (IMEs, peer review, bill review, Medicare compliance, case management and other related services) is as follows (in thousands):

Revenues:	For the three months ended September 30,		For the nine months ended September 30,
	2014	2015	2014	2015
IME and other related services (1)	$174,012	$173,866	$501,520	$516,699
Peer and bill reviews, Medicare compliance services and case management services (1)	30,066	32,167	72,031	94,388
Total revenues	$204,078	$206,033	$573,551	$611,087

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

EXAMWORKS GROUP, INC. AND SUBSIDARIES

Notes to Consolidated Financial Statements

(Unaudited)

Information relating to the Company’s geographic segments is as follows (in thousands)(1):

	United States	Canada	United Kingdom	Australia	Total
Three months ended September 30, 2014
Revenues	$123,112	$8,075	$48,865	$24,026	$204,078
Segment profit	21,187	842	8,154	5,900	36,083
Depreciation and amortization expense	9,148	685	2,962	2,910	15,705
Capital expenditures	(1,305)	(3)	(505)	(769)	(2,582)

Nine months ended September 30, 2014
Revenues	$346,504	$24,160	$139,583	$63,304	$573,551
Segment profit	57,770	3,105	23,613	14,184	98,672
Depreciation and amortization expense	25,037	2,207	9,230	8,431	44,905
Capital expenditures	(4,169)	(12)	(1,022)	(989)	(6,192)
Total assets (3)	578,158	27,195	239,533	95,131	940,017
Long-lived assets (2)(3)	482,513	19,522	103,945	80,722	686,702
Three months ended September 30, 2015
Revenues	$128,768	$9,614	$46,915	$20,736	$206,033
Segment profit	22,242	1,274	8,839	4,721	37,076
Depreciation and amortization expense	8,519	61	2,128	2,289	12,997
Capital expenditures	(1,746)	(39)	(232)	(478)	(2,495)

Nine months ended September 30, 2015
Revenues	$382,611	$27,235	$140,371	$60,870	$611,087
Segment profit	64,516	3,257	24,020	13,591	105,384
Depreciation and amortization expense	27,001	751	6,608	7,214	41,574
Capital expenditures	(5,067)	(208)	(667)	(1,395)	(7,337)
Total assets (3)	720,864	24,223	247,067	76,267	1,068,421
Long-lived assets (2)(3)	464,505	14,802	93,854	59,629	632,790

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

A reconciliation of segment profit to consolidated income from operations is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2015	2014	2015
Segment Profit	$36,083	$37,075	$98,672	$105,384
Depreciation and amortization	(15,705)	(12,997)	(44,905)	(41,574)
Share-based compensation expense	(4,680)	(5,393)	(14,660)	(18,094)
Acquisition related transaction costs	(871)	(634)	(2,825)	(1,327)
Other income (expenses)	(585)	84	(771)	749
Income from operations	$14,242	$18,135	$35,511	$45,138

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(14)	Condensed Consolidating Financial Information of Guarantor Subsidiaries

The Company has outstanding certain indebtedness that is guaranteed by all of its U.S. subsidiaries. However, the indebtedness is not guaranteed by the Company’s foreign subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis, and are full and unconditional. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of December 31, 2014 and September 30, 2015, and for the three and nine months ended September 30, 2014 and 2015 is presented below. The Company (issuer of the Senior Unsecured Notes) was formed in September 2010 to implement a holding company organizational structure. As a result, all operating activities are conducted through the Company’s 100% owned subsidiaries.

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

(Unaudited)

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

Condensed Consolidating Statement of Operations

for the three months ended September 30, 2015

(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals

Revenues	$128,768	$77,265	$—	$—	$206,033
Costs and expenses:
Costs of revenues	86,779	47,667	—	—	134,446
Selling, general and administrative expenses	21,904	18,551	—	—	40,455
Depreciation and amortization	8,519	4,478	—	—	12,997
Total costs and expenses	117,202	70,696	—	—	187,898
Income from operations	11,566	6,569	—	—	18,135
Interest and other expenses, net	6,579	1,421	—	—	8,000
Income before income taxes	4,987	5,148	—	—	10,135
Provision for income taxes	970	2,010	—	—	2,980
Net income before earnings of consolidated subsidiaries	$4,017	$3,138	$—	$—	$7,155
Net income (loss) of consolidated subsidiaries	3,138	—	3,138	(6,276)	—
Net income (loss)	$7,155	$3,138	$3,138	$(6,276)	$7,155

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Operations

for the nine months ended September 30, 2015

(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals

Revenues	$382,611	$228,476	$—	$—	$611,087
Costs and expenses:
Costs of revenues	257,735	141,312	—	—	399,047
Selling, general and administrative expenses	68,607	56,721	—	—	125,328
Depreciation and amortization	27,001	14,573	—	—	41,574
Total costs and expenses	353,343	212,606	—	—	565,949
Income from operations	29,268	15,870	—	—	45,138
Interest and other expenses, net	40,001	4,570	—	—	44,571
Income (loss) before income taxes	(10,733)	11,300	—	—	567
Provision (benefit) for income taxes	(6,621)	5,872	—	—	(749)
Net income (loss) before earnings of consolidated subsidiaries	$(4,112)	$5,428	$—	$—	$1,316
Net income (loss) of consolidated subsidiaries	5,428	—	5,428	(10,856)	—
Net income (loss)	$1,316	$5,428	$5,428	$(10,856)	$1,316

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet as of September 30, 2015

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$115,222	$12,116	$—	$—	$127,338
Accounts receivable, net	64,657	160,852	—	—	225,509
Intercompany receivable	53,593	—	12,892	(66,485)	—
Prepaid expenses	10,478	4,422	—	—	14,900
Deferred tax assets	4,976	96	—	—	5,072
Other current assets	2,351	1,137	—	—	3,488
Total current assets	251,277	178,623	12,892	(66,485)	376,307
Property, equipment and leasehold improvements, net	11,979	5,099	—	—	17,078
Investment in subsidiaries	222,773	—	731,849	(954,622)	—
Intercompany notes receivable	174,375	—	174,375	(348,750)	—
Goodwill	392,636	96,896	—	—	489,532
Intangible assets, net	49,778	21,718	—	—	71,496
Long-term accounts receivable, less current portion	—	52,497	—	—	52,497
Deferred tax assets, noncurrent	43,727	5,931	—	—	49,658
Deferred financing costs, net	9,635	118	—	—	9,753
Other assets	711	1,389	—	—	2,100
Total assets	$1,156,891	$362,271	$919,116	$(1,369,857)	$1,068,421
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$23,552	$35,688	$—	$—	$59,240
Intercompany payable	12,892	53,593	—	(66,485)	—
Accrued expenses	18,717	35,557	—	—	54,274
Accrued interest expense	—	—	12,892	—	12,892
Deferred revenue	162	3,996	—	—	4,158
Other current liabilities	2,173	3,668	—	—	5,841
Total current liabilities	57,496	132,502	12,892	(66,485)	136,405
Senior unsecured notes payable	—	—	500,000	—	500,000
Senior secured revolving credit facility and working capital facilities	—	38,838	—	—	38,838
Intercompany notes payable	174,375	174,375	—	(348,750)	—
Deferred tax liability, noncurrent	5,587	—	—	—	5,587
Other long-term liabilities	3,701	9,026	—	—	12,727
Total liabilities	241,159	354,741	512,892	(415,235)	693,557
Commitments and contingencies
Stockholders’ equity (deficit)	915,732	7,530	406,224	(954,622)	374,864
Total liabilities and stockholders' equity (deficit)	$1,156,891	$362,271	$919,116	$(1,369,857)	$1,068,421

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2014

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals

Net cash provided by operating activities	$18,266	$6,695	$—	$—	$24,961
Investing activities:
Cash paid for acquisitions, net	(177,864)	(9,538)	—	—	(187,402)
Purchases of equipment and leasehold improvements, net	(4,171)	(2,021)	—	—	(6,192)
Working capital and other settlements for acquisitions	(497)	(1,869)	—	—	(2,366)
Cash paid for foreign currency net investment hedge	(362)	—	—	—	(362)
Other	(939)	—	—	—	(939)
Net cash used in investing activities	(183,833)	(13,428)	—	—	(197,261)
Financing activities:
Borrowings under senior secured revolving credit facility	—	—	269,621	—	269,621
Proceeds from the exercise of options and warrants		—	35,394	—	35,394
Excess tax benefit related to share-based compensation		—	12,700	—	12,700
Net borrowings under working capital facilities		7,506	—	—	7,506
Payment of deferred financing costs		—	(251)	—	(251)
Repayment of subordinated unsecured notes payable	(333)	—	—	—	(333)
Payment of contingent earnout obligation	—	(4,362)	—	—	(4,362)
Repayment under senior secured revolving credit facility	—	—	(151,290)	—	(151,290)
Intercompany notes and investments and other	166,121	—	(166,174)	—	(53)
Net cash provided by financing activities	165,788	3,144	—	—	168,932
Exchange rate impact on cash and cash equivalents	—	(350)	—	—	(350)
Net increase (decrease) in cash and cash equivalents	221	(3,939)	—	—	(3,718)
Cash and cash equivalents, beginning of period	760	12,069	—	—	12,829
Cash and cash equivalents, end of period	$981	$8,130	$—	$—	$9,111

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2015

(In thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals

Net cash provided by operating activities	$28,717	$12,911	$—	$—	$41,628
Investing activities:
Cash paid for acquisitions, net	(11,145)	(625)	—	—	(11,770)
Purchases of equipment and leasehold improvements, net	(5,068)	(2,269)	—	—	(7,337)
Working capital and other settlements for acquisitions	(181)	—	—	—	(181)
Cash proceeds from foreign currency net investment hedge	4,122	—	—	—	4,122
Other	(1,427)	—	—	—	(1,427)
Net cash used in investing activities	(13,699)	(2,894)	—	—	(16,593)
Financing activities:
Borrowings under senior unsecured notes	—	—	500,000	—	500,000
Borrowings under senior secured revolving credit facility	—	—	25,478	—	25,478
Proceeds from the exercise of options and warrants	—	—	13,737	—	13,737
Excess tax benefit related to share-based compensation	—	—	3,111	—	3,111
Net borrowings under working capital facilities	—	(607)	—	—	(607)
Repayment of contingent earnout obligation	—	(5,064)	—	—	(5,064)
Payment of deferred financing costs	—	(144)	(8,562)	—	(8,706)
Payment for early redemption of senior unsecured notes	—	—	(14,618)	—	(14,618)
Repayment under senior secured revolving credit facility	—	—	(169,331)	—	(169,331)
Repayments under senior unsecured notes	—	—	(250,000)	—	(250,000)
Intercompany notes and investments and other	99,815	—	(99,815)	—	—
Net cash provided by (used in) financing activities	99,815	(5,815)	—	—	94,030
Exchange rate impact on cash and cash equivalents	—	(1,448)	—	—	(1,448)
Net increase in cash and cash equivalents	114,833	2,754	—	—	117,587
Cash and cash equivalents, beginning of period	388	9,363	—	—	9,751
Cash and cash equivalents, end of period	$115,221	$12,117	$—	$—	$127,338

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(15)	Subsequent Events

Acquisitions

On October 30, 2015 the Company completed the asset acquisition of F.C.M.E. Management, Inc. and Independent Diagnostics Testing, Inc (collectively “First Choice”) an IME provider based in Buffalo, NY, with annual revenues of approximately $24.0 million, strengthening its market position in the IME Industry.

Share Repurchase

On November 3, 2015 the Board of Directors approved an increase to the previously authorized share repurchase program. The Company is now authorized to repurchase up to $75.0 million of outstanding shares of the Company's common stock, of which approximately $65.0 million is currently available.

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

Our Business

We are a leading provider of independent medical examinations (“IMEs”), peer and bill reviews, Medicare compliance services, case management services and other related services, which include legal support services, administrative support services and medical record retrieval services. We were incorporated as a Delaware corporation on April 27, 2007. From July 14, 2008 through the date of this filing, we have acquired 53 IME services businesses, including a leading provider of software solutions to the IME industry. We currently operate out of 67 service centers servicing all 50 U.S. states, Canada, the United Kingdom and Australia. We conduct our business through four geographic segments: the United States, Canada, the United Kingdom and Australia.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Significant Recent Developments

Acquisitions

A key feature of our strategy is to grow our business organically by selling additional services to existing clients, cross-selling into additional insurance lines of business and expanding our geographic footprint with existing clients. Because we operate in a highly fragmented industry, and have completed numerous acquisitions, another component of our business strategy has historically been and continues to be growth through acquisitions that expand our geographic coverage, provide new or complementary lines of business, expand our portfolio of services, and increase our market share. For example, our acquisition of MedHealth in August 2012 enabled us to enter the Australian market and expand our range of clients and services, and increase our international market presence. Similarly, our acquisitions of Gould & Lamb in February 2014 and Ability Services Network and MedAllocators in June 2014 enabled us to expand our presence in the Medicare compliance services and case management services markets and offer a wider range of services to new and existing clients. To date, we have completed 53 acquisitions and below we include the acquisitions completed in 2014 and 2015:

Acquisition Date	Name
October 30, 2015	•	First Choice
July 13, 2015	•	Karen Rucas & Associates
April 14, 2015	•	Landmark Exams & Maven Exams
January 2, 2015	•	ReliableRS
August 22, 2014	•	Expert Medical Opinions
June 6, 2014	•	Ability Services Network and MedAllocators
May 30, 2014	•	Solomon Associates
February 14, 2014	•	Assess Medical
February 3, 2014	•	Gould & Lamb
January 16, 2014	•	Newton Medical Group
January 13, 2014	•	Cheselden

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

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2015	2014	2015
Revenues	$204,078	$206,033	$573,551	$611,087
Costs and expenses:
Costs of revenues	130,597	134,446	366,483	399,047
Selling, general and administrative expenses	43,534	40,455	126,652	125,328
Depreciation and amortization	15,705	12,997	44,905	41,574
Total costs and expenses	189,836	187,898	538,040	565,949
Income from operations	14,242	18,135	35,511	45,138
Interest and other expenses, net	8,355	8,000	24,027	44,571
Income before income taxes	5,887	10,135	11,484	567
Provision (benefit) for income taxes	2,472	2,980	4,826	(749)
Net income	$3,415	$7,155	$6,658	$1,316

Per share data
Net income per share
Basic	$0.09	$0.17	$0.17	$0.03
Diluted	$0.08	$0.17	$0.16	$0.03

Weighted average number of common shares outstanding
Basic	39,251	41,384	38,259	40,936
Diluted	41,647	43,158	40,897	42,981

Other Financial Data:
Adjusted EBITDA(1)	$36,083	$37,075	$98,672	$105,384

(1)	Adjusted EBITDA is a non-GAAP measure that is described and reconciled to net income in the next section and is not a substitute for the GAAP equivalent.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

The following table presents a reconciliation to Adjusted EBITDA from net income, the most comparable GAAP measure, for each of the periods indicated (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2015	2014	2015
Net income	$3,415	$7,155	$6,658	$1,316
Share-based compensation expense (1)	4,680	5,393	14,660	18,094
Depreciation and amortization	15,705	12,997	44,905	41,574
Acquisition-related transaction costs	871	634	2,825	1,327
Other (income) expenses (2)	585	(84)	771	(749)
Interest and other expenses, net	8,355	8,000	24,027	44,571
Provision (benefit) for income taxes	2,472	2,980	4,826	(749)
Adjusted EBITDA	36,083	37,075	98,672	105,384

(1)

Share-based compensation expense of $444,000 and $1.6 million is included in costs of revenues for the three and nine months ended September 30, 2014, respectively, and the remainder is included in SGA expenses. Share-based compensation expense of $259,000 and $987,000 million is included in costs of revenues for the three and nine months ended September 30, 2015, respectively, and the remainder is included in SGA expenses.

(2)

Other expenses consist principally of integration related expenses, such as facility termination, severance and relocation costs and gains or losses on earnout settlements associated with our acquisition strategy.

 Comparison of the Three Months Ended September 30, 2015 and 2014

Revenues. Revenues were $206.0 million for the three months ended September 30, 2015 compared to $204.1 million for the three months ended September 30, 2014, an increase of $2.0 million, or 1%. Of the increase in revenues compared to 2014, $3.0 million, or 1.5%, was attributable to acquisitions completed in 2014 and 2015 offset by a decrease of $1.0 million, or 0.5%, due primarily to the negative impact of foreign currency on our existing businesses.

●

U.S. segment revenues were $128.8 million for the three months ended September 30, 2015 compared to $123.1 million for the three months ended September 30, 2014, an increase of $5.7 million, or 5%. Of the increase in U.S. revenues compared to 2014, $2.8 million, or 2.3%, was attributable to acquisitions completed in 2014 and 2015 and $2.9 million, or 2.3%, was due to growth in our existing businesses, of which approximately 65% related to increases in our IME and related services product group. The growth in the existing businesses was due to an approximate 4% increase in service volumes, offset by an unfavorable change in sales mix.

●

Canada segment revenues were $9.6 million for the three months ended September 30, 2015 compared to $8.1 million for the three months ended September 30, 2014, an increase of $1.5 million or 19%. Excluding the impact of currency, the existing Canada businesses grew 40.4%. The constant currency growth in Canada revenues compared to 2014 was due primarily to a favorable change in sales mix, and to a lesser extent, increases in IME service volumes.

●

U.K. segment revenues were $46.9 million for the three months ended September 30, 2015 compared to $48.9 million for the three months ended September 30, 2014, a decrease of $2.0 million, or 4%. Excluding the impact of currency, the existing U.K. businesses grew 3.6%. The constant currency growth in the existing businesses was due to increased IME service volumes, offset by an unfavorable change in sales mix.

●

Australia segment revenues were $20.7 million for the three months ended September 30, 2015 compared to $24.0 million for the three months ended September 30, 2014, a decrease of $3.3 million, or 14%. Excluding the impact of currency, the existing Australian businesses grew 10.0%. The constant currency growth in the existing business was primarily due to increased a favorable change in sales mix, and to a lesser extent, increased IME service volumes.

Costs of revenues. Costs of revenues were $134.4 million for the three months ended September 30, 2015 compared to $130.6 million for the three months ended September 30, 2014, an increase of $3.8 million, or 3%. Of the increase in costs of revenues compared to 2014, $2.1 million, or 1.6%, was attributable to acquisitions completed in 2014 and 2015 and $1.7 million, or 1.3%, was related to our existing businesses primarily attributable to increased fees paid to members of our medical panel and, to a lesser extent, an increase in other direct costs. Costs of revenues as a percentage of revenues was 65.3% for the three months ended September 30, 2015, a 1.3% increase from the 64.0% for the three months ended September 30, 2014. The increase was due to a change in sales mix and a legislative impact on our U.K. business.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Selling, general and administrative. SGA expenses were $40.5 million for the three months ended September 30, 2015 compared to $43.5 million for the three months ended September 30, 2014, a decrease of $3.1 million, or 7%. Of the decrease in SGA expenses compared to 2014, $3.5 million, or 8%, was attributable to improvements in our existing businesses, offset by an increase of $412,000, or 1%, attributable acquisitions completed in 2014 and 2015. The improvements were primarily attributable to reductions in referral commissions in our U.K. business of approximately $1.6 million, reduced personnel expenses of approximately $1.0 million and $585,000 in reduced travel and acquisition related transaction costs.

Depreciation and amortization. D&A expenses were $13.0 million for the three months ended September 30, 2015 compared to $15.7 million for the three months ended September 30, 2014, a decrease of $2.7 million, or 17%. Of the decrease in D&A expenses compared to 2014, $3.2 million, or 20%, was attributable to our existing businesses as historic finite-lived intangible and tangible assets became fully amortized, offset by an increase due to acquisitions completed in 2014 and 2015.

Interest and other expenses, net. Interest and other expenses, net, were $8.0 million for the three months ended September 30, 2015 compared to $8.4 million for the three months ended September 30, 2014, a decrease of $355,000, or 4%. Interest and other expenses, net, decreased primarily due to the change in our debt profile from the comparable period of the 2014 year.

Provision  for income taxes. Provision for income taxes was $3.0 million for the three months ended September 30, 2015 compared to $2.5 million for the three months ended September 30, 2014, an increase of $508,000, or 21%. Our effective income tax rate was 29.4% and 42.0% for the three months ended September 30, 2015 and 2014, respectively. The tax rates in the 2015 and 2014 periods were impacted primarily by elections made for certain foreign acquisitions, foreign rate differentials and non-deductible items.

Net income. For the foregoing reasons, net income was $7.2 million for the three months ended September 30, 2015 compared to net income of $3.4 million for the three months ended September 30, 2014.

Adjusted EBITDA. Adjusted EBITDA was $37.1 million for the three months ended September 30, 2015 compared to $36.1 million for the three months ended September 30, 2014, an increase of $1.0 million, or 3%. The increase in Adjusted EBITDA was primarily due to the 1% increase in revenues. Adjusted EBITDA is also described as Segment Profit elsewhere in this Report (See Note 13 within Notes to Consolidated Financial Statements).

●

U.S. segment Adjusted EBITDA was $22.2 million for the three months ended September 30, 2015 compared to $21.2 million for the three months ended September 30, 2014, an increase of $1.1 million, or 5%. The increase in Adjusted EBITDA was due to the 5% increase in U.S. segment revenues, offset by a 4% increase in costs of revenues and SGA expenses primarily due to increased fees paid to members of our medical panel as these costs are variable in nature and increased personnel expense to support the growth in our business, excluding share-based compensation.

●

Canada segment Adjusted EBITDA was $1.3 million for the three months ended September 30, 2015 compared to $842,000 for the three months ended September 30, 2014, an increase of $432,000, or 51%. On a constant currency basis, Canada segment Adjusted EBITDA increased 82%. The constant currency increase in Adjusted EBITDA was due to the 43% increase in Canada segment revenues and a 38% increase in costs of revenues and SGA expenses primarily due to increased fees paid to members of our medical panel as these costs are variable in nature.

●

U.K. segment Adjusted EBITDA was $8.8 million for the three months ended September 30, 2015 compared to $8.2 million for the three months ended September 30, 2014, an increase of $685,000, or 8%. On a constant currency basis, U.K. segment Adjusted EBITDA increased 17%. The constant currency increase in Adjusted EBITDA was due to the 4% increase in U.K. segment revenues and a 1% increase in costs of revenues and SGA expenses primarily due to decreased fees paid to members of our medical panel as these costs are variable in nature. Adjusted EBITDA was also negatively impacted by a legislative change in the U.K., which impacted revenues and Adjusted EBITDA.

●

Australia segment Adjusted EBITDA was $4.7 million for the three months ended September 30, 2015 compared to $5.9 million for the three months ended September 30, 2014, a decrease of $1.2 million, or 20%. On a constant currency basis, Australia segment Adjusted EBITDA increased 2%. The constant currency increase in Adjusted EBITDA was due to the 10% increase in Australia segment revenues and a 13% increase in costs of revenues and SGA expenses primarily due to increased fees paid to members of our medical panel as a percentage of revenues as these costs are variable in nature and increased personnel expenses.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Comparison of the Nine months Ended September 30, 2015 and 2014

Revenues. Revenues were $611.1 million for the nine months ended September 30, 2015 compared to $573.6 million for the nine months ended September 30, 2014, an increase of $37.5 million, or 7%. Of the increase in revenues compared to 2014, $24.2 million, or 4.2%, was attributable to acquisitions completed in 2014 and 2015 and $13.3 million, or 2.3%, was due to growth in our existing businesses.

●

U.S. segment revenues were $382.6 million for the nine months ended September 30, 2015 compared to $346.5 million for the nine months ended September 30, 2014, an increase of $36.1 million, or 10%. Of the increase in U.S. revenues compared to 2014, $22.4 million, or 6%, was attributable to acquisitions completed in 2014 and 2015 and $13.8 million, or 4%, was due to growth in our existing businesses, of which approximately 50% related to increases in our IME and related services product group. The growth in the existing businesses was due to an approximate 8% increase in service volumes offset by an unfavorable change in sales mix.

●

Canada segment revenues were $27.2 million for the nine months ended September 30, 2015 compared to $24.2 million for the nine months ended September 30, 2014, an increase of $3.1 million or 13%. Excluding the impact of currency, the existing Canada businesses grew 29%. The constant currency growth in Canada revenues compared to 2014 was due primarily to a favorable change in sales mix, and to a lesser extent, increases in IME service volumes.

●

U.K. segment revenues were $140.4 million for the nine months ended September 30, 2015 compared to $139.6 million for the nine months ended September 30, 2014, an increase of $788,000 or 0.6%. Excluding the impact of currency, the existing U.K. businesses grew 10%. The constant currency growth in the existing businesses was due to increased IME service volumes, offset by an unfavorable change in sales mix. Revenues in our U.K. business were also negatively impacted in the nine months ended September 30, 2015 due to a legislative change that went into effect late in the fourth quarter of 2014.

●

Australia segment revenues were $60.9 million for the nine months ended September 30, 2015 compared to $63.3 million for the nine months ended September 30, 2014, a decrease of $2.4 million, or 4%. Excluding the impact of currency, the existing Australian businesses grew 13%. The constant currency growth in the existing business was primarily due to a favorable change in sales mix, and to a lesser extent, increased IME service volumes.

Costs of revenues. Costs of revenues were $399.0 million for the nine months ended September 30, 2015 compared to $366.5 million for the nine months ended September 30, 2014, an increase of $32.6 million, or 9%. Of the increase in costs of revenues compared to 2014, $18.9 million, or 5%, was attributable to acquisitions completed in 2014 and 2015 and $13.6 million, or 4%, was related to our existing businesses primarily attributable to increased fees paid to members of our medical panel and, to a lesser extent, an increase in other direct costs. Costs of revenues as a percentage of revenues was 65.3% for the nine months ended September 30, 2015, a 1.4% increase from the 63.9% for the nine months ended September 30, 2014. The increase was due to a change in sales mix and the legislative impact on our U.K. business.

Selling, general and administrative. SGA expenses were $125.3 million for the nine months ended September 30, 2015 compared to $126.7 million for the nine months ended September 30, 2014, a decrease of $1.3 million, or 1%. Of the decrease in SGA expenses compared to 2014, $6.3 million, or 5%, was related to our existing businesses, offset by an increase of $5.0 million, or 4% related acquisitions completed in 2014 and 2015. The improvements related to our existing business were primarily attributable to reductions in referral commissions in our U.K. business of approximately $3.6 million and $2.5 million in reduced acquisition related transaction costs.

Depreciation and amortization. D&A expenses were $41.6 million for the nine months ended September 30, 2015 compared to $44.9 million for the nine months ended September 30, 2014, a decrease of $3.3 million, or 7%. Of the decrease in D&A expenses compared to 2014, $7.7 million, or 17%, was attributable to our existing businesses as historic finite-lived intangible and tangible assets became fully amortized, offset by an increase due to acquisitions completed in 2014 and 2015.

Interest and other expenses, net. Interest and other expenses, net, were $44.6 million for the nine months ended September 30, 2015 compared to $24.0 million for the nine months ended September 30, 2014, an increase of $20.5 million, or 86%. Interest and other expenses, net, increased primarily due to fees associated with the early redemption of the Senior Unsecured Notes.

Provision (benefit) for income taxes. Benefit for income taxes was $749,000 for the nine months ended September 30, 2015 compared to a provision for income taxes of $4.8 million for the nine months ended September 30, 2014, an increased benefit of $5.6 million, or 116%. Our effective income tax rate was -132.1% and 42.0% for the nine months ended September 30, 2015 and 2014, respectively. The tax rates in the 2015 and 2014 periods were impacted primarily by elections made for certain foreign acquisitions, foreign rate differentials and non-deductible items.

Net income. For the foregoing reasons, net income was $1.3 million for the nine months ended September 30, 2015 compared to net income of $6.7 million for the nine months ended September 30, 2014.

Adjusted EBITDA. Adjusted EBITDA was $105.4 million for the nine months ended September 30, 2015 compared to $98.7 million for the nine months ended September 30, 2014, an increase of $6.7 million, or 7%. The increase in Adjusted EBITDA was primarily due to the 7% increase in revenues. Adjusted EBITDA is also described as Segment Profit elsewhere in this Report (See Note 13 within Notes to Consolidated Financial Statements).

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

●

U.S. segment Adjusted EBITDA was $64.5 million for the nine months ended September 30, 2015 compared to $57.8 million for the nine months ended September 30, 2014, an increase of $6.7 million, or 12%. The increase in Adjusted EBITDA was due to the 10% increase in U.S. segment revenues and a 10% increase in costs of revenues and SGA expenses primarily due to increased fees paid to members of our medical panel as these costs are variable in nature and increased personnel expense to support the growth in our business, excluding share-based compensation.

●

Canada segment Adjusted EBITDA was $3.3 million for the nine months ended September 30, 2015 compared to $3.1 million for the nine months ended September 30, 2014, an increase of $153,000, or 5%. On a constant currency basis, Canada segment Adjusted EBITDA increased 21%. The constant currency increase in Adjusted EBITDA was due to the 30% increase in Canada segment revenues and a 31% increase in costs of revenues and SGA expenses primarily due to increased fees paid to members of our medical panel as these costs are variable in nature.

●

U.K. segment Adjusted EBITDA was $24.0 million for the nine months ended September 30, 2015 compared to $23.6 million for the nine months ended September 30, 2014, an increase of $407,000, or 2%. On a constant currency basis, U.K. segment Adjusted EBITDA increased 11%. The constant currency increase in Adjusted EBITDA was due to the 10% increase in U.K. segment revenues and a 9% increase in costs of revenues and SGA expenses primarily due to increased fees paid to members of our medical panel as these costs are variable in nature. Adjusted EBITDA was also negatively impacted by a legislative change in the U.K., which impacted revenues and Adjusted EBITDA.

●

Australia segment Adjusted EBITDA was $13.6 million for the nine months ended September 30, 2015 compared to $14.2 million for the nine months ended September 30, 2014, a decrease of $593,000, or 4%. On a constant currency basis, Australia segment Adjusted EBITDA increased 16%. The constant currency increase in Adjusted EBITDA was due to the 16% increase in Australia segment revenues and a 16% increase in costs of revenues and SGA expenses primarily due to increased fees paid to members of our medical panel as these costs are variable in nature and increased personnel expenses.

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

Information related to our credit facilities, the Notes and cash flows as of September 30, 2015 follows below.

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

As of September 30, 2015, we had no amount outstanding under the Senior Secured Revolving Credit Facility, resulting in $300.0 million of undrawn commitments.

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

On June 28, 2013, UKIM entered into an amendment to extend the term of the existing UKIM SFA by 24 months from June 28, 2013, to amend the discount margin to 2.4% over Base Rate (0.5% rate on September 30, 2015) and to provide that payments by UKIM for certain non-working capital purposes are permitted under the UKIM SFA. Further, on April 16, 2015, UKIM entered into an amendment to extend the term of the existing UKIM SFA for an additional 36 months from the amendment date. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of September 30, 2015, UKIM had $6.9 million outstanding under the working capital facility, resulting in approximately $699,000 in availability.

On May 12, 2011, Premex entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays provides Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bears a discount margin of 2.4% over Base Rate (0.5% rate on September 30, 2015) and serves to finance Premex’s unpaid account receivables.  The working capital facility had a minimum term of 36 months.

On June 28, 2013, Premex entered into an amendment to extend the term of the existing Premex SFA by 24 months from June 28, 2013, and to provide that payments by Premex for certain non-working capital purposes are permitted under the Premex SFA. Further, on April 16, 2015, Premex entered into an amendment to extend the term of the existing Premex SFA for an additional 36 months from the amendment date. The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of September 30, 2015, Premex had $32.0 million outstanding under the working capital facility, resulting in approximately $8.2 million in availability.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

Cash Flow Summary

Cash and cash equivalents were $127.3 million at September 30, 2015 as compared with $9.1 million at September 30, 2014.

Our cash flows from operating, investing and financing activities, as reported in our Consolidated Financial Statements included elsewhere in this report, are summarized as follows (in thousands):

	For the nine months ended September 30,
	2014	2015
Net cash provided by operating activities	$24,961	$41,628
Net cash used in investing activities	(197,261)	(16,593)
Net cash provided by financing activities	168,932	94,000
Exchange rate impact on cash and cash equivalents	(350)	(1,448)
Net increase (decrease) in cash and cash equivalents	$(3,718)	$117,587

Operating Activities. Net cash provided by operating activities was $41.6 million for the nine months ended September 30, 2015 compared with net cash provided by operating activities of $25.0 million for the nine months ended September 30, 2014. Net cash provided by operating activities for 2015 consisted of our net income of $1.3 million and net non-cash charges of $74.7 million (principally including $41.6 million in depreciation and amortization, $18.6 million in loss on early extinguishment of debt and $18.1 million in share-based compensation, offset by the change in deferred income taxes of $7.8 million) offset by a net increase in working capital of approximately $34.4 million. The increase in working capital primarily consisted of increases in accounts receivable offset by an increase in accounts payable and accrued expenses.

Net cash provided by operating activities for 2014 consisted of our net income of $6.7 million and net non-cash charges of $43.5 million (principally including $44.9 million in depreciation and amortization and $14.7 million in share-based compensation, offset by the excess tax benefit related to share-based compensation of $12.7 million and deferred income taxes of $9.8 million) offset by a net increase in working capital of approximately $25.2 million. The 2014 increase in working capital primarily consisted of increases in accounts receivable in our U.K. business and increased prepaid expenses and other current assets offset by increased accounts payable and accrued expenses.

Investing Activities. Net cash used in investing activities was $16.6 million for the nine months ended September 30, 2015 as compared to net cash used in investing activities of $197.3 million for the nine months ended September 30, 2014.  The 2015 decreased use of cash was primarily attributable to decreased payments associated with acquisitions of $175.6 million as compared to the comparable prior year period and by $4.5 million in increased proceeds related to our foreign currency net investment hedges as compared to the comparable prior year period.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Financing Activities. Net cash provided by financing activities was $94.0 million for the nine months ended September 30, 2015 as compared to net cash provided by financing activities of $168.9 million for the nine months ended September 30, 2014.  The 2015 cash provided was primarily attributable to the net redemption and borrowings of senior notes of $235.4 million and proceeds from the exercise of options and warrants of $13.7 million, offset by net repayments under our Senior Secured Revolving Credit Facility of $143.9 million and the payment of deferred financing costs of $8.7 million.

Net cash provided by financing activities for 2014 was primarily attributable to net borrowings under our Senior Secured Revolving Credit Facility of $118.3 million, the proceeds from the exercise of options and warrants of $35.4 million and excess tax benefit related to share-based compensation of $12.7 million.

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

Contractual Obligations and Commitments

Our contractual cash payment obligations as of September 30, 2015 are set forth below (in thousands):

			Payments due by year ending December 31,
	Total	Period from October 1, 2015 to December 31, 2015	2016	2017	2018	2019	Thereafter
Amounts outstanding under senior unsecured notes payable	$500,000	$—	$—	$—	$—	$—	$500,000

Operating leases	51,715	3,529	13,235	11,814	9,562	6,588	6,987

Amounts outstanding under working capital facilities	38,838	—	—	—	38,838	—	—

Totals	$590,553	$3,529	$13,235	$11,814	$48,400	$6,588	$506,987

As of September 30, 2015, we leased our office spaces for our corporate locations in Atlanta, Georgia and New York, New York and also for our 66 service centers in various cities under non-cancelable lease agreements. We own an office facility in Sarasota, Florida.

We have certain contractual obligations including various debt agreements with requirements to make interest payments. Amounts outstanding under the Notes are subject to a fixed interest rate of 5.625% and interest is expected to be $28.1 million annually with semi-annual payments that begin in October 2015 and end in April 2023.  Additionally, certain amounts are subject to the level of borrowings in future periods and the interest rate for the applicable periods, and therefore the amounts of these payments are not determinable. Based upon amounts outstanding at September 30, 2015 and applicable interest rates currently of 2.9%, interest amounts are expected to be approximately $282,000 for the three months ended December 31, 2015, approximately $1.1 million for the years ended December 31, 2016 and December 31, 2017 and approximately $329,000 for the year ended December 31, 2018.

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

We assume, that on average, all accounts receivable will be collected within one year and thus classify these as current assets; however, there are certain receivables, primarily in the U.K., that have aged longer than one year as of December 31, 2014 and September 30, 2015, and we have recorded an estimate for those receivables that will not be collected within one year as long-term in the Consolidated Balance Sheets contained elsewhere in this report.

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

We performed our annual impairment review of goodwill in October 2014 and reviewed subsequent events through September 30, 2015 and determined that the fair value of our reporting units substantially exceed their carrying value, and goodwill was not impaired as of year end. Further, we believe that there have been no facts or circumstances through the date of this filing that indicate an impairment of goodwill exists.

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

Financial Instruments

Our financial assets and (liabilities), which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy at December 31, 2014 and September 30, 2015, and are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Financial instruments:
Contingent consideration	$—	$—	$(6,587)	$(6,587)
Foreign currency derivative asset	—	272	—	272

As of September 30, 2015
Financial instruments:
Foreign currency derivative asset	$—	$2,351	$—	$2,351

The contingent consideration relates to earnout provisions recorded in conjunction with certain acquisitions completed in 2013 and 2014 (see Note 3 of the accompanying Consolidated Financial Statements). Of the total decrease in fair value of the contingent consideration of $6.6 million in 2015, $5.1 million was settled as cash consideration to satisfy installments related to a 2013 and 2014 acquisition and the Company recorded $1.5 million in adjustments to the fair value of the obligation related to milestones which were not achieved, or expected to be achieved, recorded to SGA expenses, offset by $162,000 recorded in interest and other expenses, net in the Consolidated Statements of Comprehensive Income (Loss) due to changes in the fair value of the contingent consideration and the remaining change is due to currency fluctuations.

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

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments” which requires that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this update are effective for fiscal periods beginning on or after December 15, 2015, and interim periods within those fiscal years. We plan to adopt the provisions for the year ending December 31, 2016 and currently do not expect the adoption to have a material impact on our consolidated financial statements.

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

Interest Rate Risk. As of September 30, 2015, we had cash and cash equivalents totaling approximately $127.3 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $115.2 million were held in deposit accounts in the U.S. with only standard FDIC insurance coverage for deposit accounts up to $250,000, per depositor and account ownership category.

Our outstanding debts of $38.8 million at September 30, 2015 related to indebtedness under our working capital facilities contain floating interest rates. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase in our variable rate debt would result in an increase of approximately $388,000 in our annual pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at September 30, 2015.

Foreign Exchange Risk. As of September 30, 2015, we have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. dollar, namely, the Canadian dollar, the Pound Sterling and the Australian dollar. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently hedge our exposure to foreign currency exchange rate fluctuations related to the Canadian dollar given that the net difference between foreign currency denominated revenue and expenses is immaterial. In the future, however, we may hedge such exposure to foreign currency exchange rate fluctuations in this currency.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Beginning in the second quarter of 2013, in order to protect against foreign currency exposure in our Australian operations, we entered into forward foreign currency contracts as a hedge of AUD $60.0 million of its net investment in Australia. Beginning in the third quarter of 2013, we also entered into forward foreign currency contracts as a hedge of £40.0 million of our net investment in the U.K. We settled certain of our hedge positions during the 2014 year and the first three quarters of 2015 and (made payments) or were paid $(362,000) and $4.1 million, respectively, in net settlements. This amount was classified in accumulated other comprehensive loss in our Consolidated Balance Sheet (see Note 2 to the Consolidated Financial Statements included elsewhere in this report), offsetting the currency translation adjustment of the related net investment that is also recorded in accumulated other comprehensive loss, and is reported net of the effect of income taxes.

As of December 31, 2014, we had a net asset of $272,000 recorded in other current assets, with the offsetting net unrealized gain being recorded in accumulated other comprehensive loss in our Consolidated Balance Sheets associated with open forward foreign currency contracts which matured in January of 2015. As of September 30, 2015, we had a net asset of $2.4 million recorded in other current assets, with the offsetting net unrealized gain being recorded in accumulated other comprehensive income in our Consolidated Balance Sheets associated with open forward foreign currency contracts which matured in October of 2015.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2.1

Agreement and Plan of Merger, dated September 23, 2010, by and among ExamWorks Group, Inc., ExamWorks, Inc. and ExamWorks Merger Sub, Inc. (filed as Exhibit 2.1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

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

EXAMWORKS GROUP, INC.

Date: November 5, 2015	By:	/s/ J. Miguel Fernandez de Castro
J. Miguel Fernandez de Castro
Senior Executive Vice President and Chief