Form 10-K
period 2015-12-31
ExamWorks Group, Inc.
filed 2016-02-26
CIK 1498021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of ExamWorks Group, Inc.’s Common Stock held by non-affiliates on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,539,000,000 based on the closing price on the New York Stock Exchange on June 30, 2015 of $39.10 per share.

ExamWorks Group, Inc. had 41,050,000 shares of Common Stock outstanding as of February 16, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.  Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

DECEMBER 31, 2015

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

Part I

Item 1. Business

Our Company

ExamWorks is a leading provider of independent medical examinations (“IMEs”), peer reviews, bill reviews, Medicare compliance, case management, record retrieval, document management and other related services (“IME services” or the “IME industry”). We provide the majority of these IME services through our medical panel of credentialed physicians and other medical providers. Our clients include property and casualty insurance carriers, law firms, third-party claim administrators, and government agencies that use independent services to confirm the veracity of claims by sick or injured individuals and to facilitate the delivery and quality of cost–effective care for workers’ compensation, automotive, personal injury liability and disability insurance coverage. We help our clients manage costs and enhance their risk management and compliance processes by verifying the validity, nature, cause and extent of claims, identifying fraud and providing fast, efficient and quality IME services.

We deliver our services in all 50 U.S. states, Canada, the United Kingdom and Australia. Our operating model enables us to offer our clients the localized services they are accustomed to, while realizing the benefits of scale that accrue to a larger, integrated company. We provide our clients with the local presence, expertise and broad geographic coverage they increasingly require. Our size and geographic reach give our clients access to our medical panel and proprietary information technology infrastructure that has been specifically designed to streamline the complex process of coordinating referrals, scheduling appointments, complying with regulations and client reporting. Our primary service is to provide IMEs that give our clients authoritative and accurate answers to questions regarding the nature and permanency of medical conditions or personal injury, their cause and appropriate treatment. Additionally, we provide peer reviews, which consist of medical opinions by members of our medical panel without conducting physical exams; Medicare compliance services, which include workers’ compensation and liability, Medicare set-aside solutions and related services that help mitigate costs and promote compliance; case management services, which include managing the medical and vocational cases of injured workers to facilitate timely recovery and/or return to work; bill reviews, which consist of the review of physician and hospital bills to examine medical care rendered and its conformity to accepted standards of care and/or pricing; and record retrieval and document management services, which consist of retrieving, sorting and summarizing records and other documents used to resolve insurance claims or facilitate other IME services.

The qualifications, experience and availability of physicians and other medical providers are critical to the IME industry, as they are the primary determinants of the speed and quality with which IME services are performed. We provide our physicians and other medical providers with seamless document management, scheduling, transcription and tracking systems, helping them increase efficiency and optimize the number of IME services they can conduct based on their availability. Our ability to minimize administrative burden, including the efficient scheduling of appointments, encourages physicians and other medical providers to perform IME services through us. Based on client and physician feedback, we believe our medical panel effectively meets our clients’ needs.

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

From July 14, 2008 through the date of this filing, we have acquired 56 IME services businesses, including leading IME services businesses in the U.S., Canada, the United Kingdom and Australia, as well as a leading provider of software solutions to the IME industry.  As a result of our corporate infrastructure and scale, we have developed and refined our services by identifying and integrating processes from acquired businesses throughout our entire organization that require accountability, set clear sales goals, and track progress effectively.

We also maintain industry-specific accreditations, such as URAC, that demonstrate that we have consistently met meaningful standards of quality and compliance in the delivery of our services. In addition, we maintain other certifications and conduct audits that provide further assurances about the quality and integrity of our IME services and processes. For example, our AT 101 SOC 2 Type 2 certification, awarded upon the successful completion of an AT 101 SOC 2 Type 2 Audit in North America, validates the robust nature of our technology platform and information security controls. In addition, our private cloud computing platform allows us to maintain some of the industry’s most rigorous controls for the protection of confidential information.

Industry Opportunity

We believe the IME industry, excluding case management services, record retrieval services and document management services, represents sales volumes of approximately $4.0 billion in the U.S., $0.5 billion in Australia, $0.4 billion in Canada and $0.5 billion in the United Kingdom based on our analysis of data reported by the U.S. National Association of Insurance Commissioners (“U.S. NAIC”), Australia state workcover and motor accident commissions, the Insurance Bureau of Canada, the Association of Workers’ Compensation Boards of Canada and the Association of British Insurers regarding the number of claims made for which IME services may be requested in insurance lines we service, the estimated average price for IMEs and our knowledge of the IME market, our competitors and potential acquisition targets. The IME industry is highly fragmented, consisting of an estimated 500 companies in the U.S., most of which are privately owned and generate less than $10.0 million in annual revenues, and thousands of independent physicians and other medical providers. Many of these companies provide IME services to only one line of business and only at a local level. In contrast, the needs and requirements of IME clients are increasingly sophisticated, requiring a broader portfolio of services, uniform quality standards, consistent reporting and robust administrative and information systems necessary to meet their needs across multiple geographic regions and lines of business.

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

 IME Industry Growth Drivers

We believe the IME industry presents IME services providers like us with continued potential for growth and profitability through consolidation, growth in international markets, and capture of market share from IME services companies without a national infrastructure, large credentialed medical panel, robust technology platform and/ or ability to provide quality complementary services. The following are some of the factors that contribute to these opportunities:

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

●

International markets represent key growth opportunities.  There are several international markets with demand for IME services either due to regulatory requirements, such as national health programs, or private-sector adoption of claims validation practices, to better manage costs and mitigate risks.

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

●

Well positioned to capture market share.  With our focus on national accounts, our long-standing local relationships and our national and international footprint and technology infrastructure that allows us to automate workflow processes, we believe we are well positioned to continue to capture market share at the local and national level.  We have been successful in adding national accounts to our client list as clients seek to consolidate their vendors and seek vendors with scale and a robust technology infrastructure. Our national account clients generally require the use of our services throughout their organizations. As we continue to add national accounts and proactively sell our services to our clients through our sales force, we expect to continue to gain new business and grow our market share.  The quality of long-standing relationships with our clients has historically also provided consistent and recurrent demand for our services.

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

●

Leading technology platform.  Our proprietary and scalable technology platform streamlines our business processes and reduces administrative operating costs with industry leading coordination of patient referrals, appointment scheduling, client reporting and real-time case tracking. We believe that the complexities of the IME industry and client demand for a broader, more cost-effective portfolio of services will continue to benefit companies like us, which remain at the forefront of technological innovation.  Further, the architecture of our technology platform is built in a private virtual cloud computing network (“Private Cloud Network”), which allows us to maintain some of the industry's most rigorous controls for data protection.  We believe our emphasis on safeguarding and controlling access to data positions us favorably with clients who increasingly seek vendors with robust data security measures to comply with privacy regulations and to secure protections against data breaches, fines and costly remediation.

●

Proven track record of successfully completing and integrating key acquisitions. Our growth is supplemented by selective, disciplined acquisitions to expand our geographic coverage, provide new or complementary lines of business, expand our portfolio of services and increase our market share. Since our founding, we have acquired 56 IME services businesses and have a track record of successfully integrating acquired businesses into our operations. Through rapid and effective integration, we have been able to utilize acquired platforms to cross-sell IME services. To date, we have successfully realized several key benefits through our acquisition strategy, including (i) the scale to operate efficiently while retaining the critical local office presence, (ii) the ability to offer our clients a leading medical panel, (iii) service-specific processes which are rapidly shared throughout our entire Company and (iv) the opportunity to introduce new products and services, and enter new markets and geographic regions.

●

Experienced management team. Our management team has an in-depth understanding of the IME industry as well as extensive experience growing companies profitably, both organically and through acquisitions. Prior to founding our Company, our senior executive team founded and operated three successful public companies. They bring extensive experience in growing businesses organically and acquisitively, having successfully integrated over 100 acquisitions during their careers. Many of the members of the executive management team have worked together closely over the past 19 years.  In addition, our acquisitions have added experienced industry executives to our management team worldwide.

Our Growth Strategies

Our objective is to continue to be a leading provider of IME services, and to build on our position as an essential and trusted service provider in claims validation and verification processes.

We believe the following initiatives will allow us to continue to grow:

●

Continued Focus on National Accounts. We will continue to work to achieve greater connectivity with existing national clients and to acquire new national accounts. As national clients continue to consolidate vendors and understand the advantages of our scale and technology infrastructure, we should continue to benefit from these sources of revenue in a manner that our smaller competitors cannot. This, in turn, has the added benefit of incentivizing those smaller competitors to be acquired by us. At the same time, we will continue to drive sales growth through a relentless focus on our local and regional clients that still account for the majority of our revenue.

●

Sell additional services to existing clients. With locations serving the U.S., Canada, the United Kingdom and Australia, we are able to use our large network to efficiently share services expertise within our sales force. By accelerating the knowledge transfer and cross-selling capabilities of our sales force, we are able to offer additional IME services to existing clients (for example, peer and bill reviews, Medicare compliance, and with the acquisition of ABI Document Support Services, Inc. (“ABI”) in January 2016, record retrieval and document management services). This will allow us to capture additional market share and grow our presence in markets by increasing utilization of our existing platform across all IME service offerings.

●

Cross-sell into other insurance lines of business. Currently, we have many clients that use our services for a specific line of business. We can increase sales to existing clients through cross-selling into additional lines of business, such as workers’ compensation, automotive, personal injury liability and disability.

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

●

Pursue accretive strategic acquisitions. We believe that our fragmented industry provides many opportunities for acquisitions. We plan to continue pursuing acquisitions to grow our business in our existing markets and add new service areas and geographic regions. We have a history of successfully integrating acquired businesses that have allowed us to diversify our portfolio of services and expand our geographic footprint.

Business Segments

We conduct our business through four geographic segments: the United States, Canada, the United Kingdom and Australia. See Note 13 to the Consolidated Financial Statements for further information on our business segments.

Our Services, Medical Panel and Technology Platform

Our services primarily include IMEs and peer reviews which are provided by members of our medical panel. Our portfolio of IME services meets the urgent claims evaluation needs of our clients by verifying the validity, nature, cause and extent of claims, identifying fraud and providing fast, efficient and quality IME services. In addition, we also provide Medicare compliance services, bill review services, case management services and with the acquisition of ABI in January 2016, record retrieval and document management services.

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

Medicare Compliance Services

Our primary Medicare compliance service is Medicare set-asides (“MSA”) for worker’s compensation and liability payors.  An MSA is an amount set aside in an account set up to pay future Medicare covered expenses for a claimant that would have been covered by Medicare had compensation for the injury not been the responsibility of the primary payor.  Under the Medicare Secondary Payer Statute and related guidance, insurers settling or paying workers compensation, liability, and disability claims meeting certain criteria could have exposure if they do not take the interests of Medicare into account in their settlement process. We provide the analysis of what portion of the settlement should be set-aside by the claimant to either reimburse Medicare for payments already made or to pay for future expenses.  We provide a dedicated case coordinator, as a single point of contact on a case, who is supported by a multidisciplinary team of attorneys, pharmacists, nurses and cost analysts. We also assist insurers with reporting obligations to Medicare required by law.

Case Management

Our case management services consist of assessing medical information to determine an injured or impaired individual’s specific health care needs in order to facilitate a timely recovery and/or return to work. These services are provided through our skilled medical and vocational case managers. Medical case managers help to ensure that an injured or impaired individual receives quality care that is appropriate and medically necessary, and to anticipate future care needs to ensure plans and proper mechanisms are in place to meet maximum rehabilitation in the most efficient and cost effective manner. Vocational case managers perform activities that are designed to assist an individual to obtain employment consistent with their post-injury restrictions. Both medical and vocational case managers act as liaisons between patients, family members, employers, providers, insurance companies and/or healthcare personnel.

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

Record Retrieval and Document Management

With the acquisition of ABI in January 2016, we expanded our services offerings to include record retrieval, document management and electronic summary services. We provide a comprehensive technology-driven solution to suit all record retrieval and document management needs, which services are critical for efficient and effective handling of claims and litigation processes, including the provision of IMEs. Our virtual platform, including our innovative eSummary software, provides end-to-end automation and record review customization, streamlining the ordering, scanning, analysis, summarization and retrieval of medical and legal records.

Other IME-related services

We also offer a variety of other IME-related services, including litigation support services, administrative support services and managed technology services. Litigation support services include expert medical testimony, subpoena preparation and discovery assistance services. Administrative support services are performed by an ExamWorks employee and involve the completion and submission of forms required for the request of exams on behalf of our clients.  Managed technology services are performed by our information technology team and involve providing customized technology solutions to streamline operations and increase data security.

Medical Panel

The majority of our IME services are performed by a panel of experienced and credentialed physicians and other medical providers, which include orthopedists, dentists, chiropractors, psychologists, acupuncturists, physical therapists, neurologists and nurses, among others. Our medical panel consists of physicians and other medical providers who have performed services and received compensation from us and our acquired businesses. For most of our services, IME physicians and other medical providers are engaged by us on an independent contractor basis, which is customary in the IME industry. Because most members of our IME medical panel are independent contractors, as opposed to employees, we do not withhold income or other employment related taxes, pay employment related taxes, provide workers’ compensation insurance, or directly assume any malpractice liability with respect to them. Utilization of members on our IME medical panel is heavily dependent on geographic location and certain specialties, including orthopedic, chiropractic, rehabilitation and neurology specialties. Importantly, our medical panel costs are variable, allowing us to effectively maintain and manage our operating margins. We have been able to attract and retain members of our own panel through our ability to fill schedules and offer a full range of administrative services. We also employ in-house recruiters who are responsible for the identification and recruitment of members of our medical panel, and members of our panel also serve as a source of referrals for other panel members.

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

In addition, our quality management program provides oversight to, and ensures quality performance of IMEs by our medical panel, through recruitment, credentialing, auditing, and ongoing education. Under the leadership of our Chief Medical Director and our compliance and network development directors, our quality management committee monitors and provides ongoing evaluation of all aspects of the IME process to ensure the consistent delivery of high quality IME services to our clients.

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

IME*Centric links our clients with our IME platform and medical panel and allows for the following functionality:

●	online referrals and electronic record submission;
●	automated forms generation;
●	search and scheduling;
●	review and comment on documents and physician reports; and
●	tracking and auditing.

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

Through our acquisition of ABI in January 2016, we also acquired what we believe is the leading technology platform for efficiently retrieving, processing and delivering records and related documents. Our technology provides a highly automated record retrieval process that organizes, analyzes and summarizes documents more thoroughly and efficiently than competitive platforms. Our eSummary software platform is a web-based, user-friendly tool that clients use to analyze, summarize and sort records. Among other things, eSummary’s smart search tools allows client users to navigate through hundreds or even thousands of documents that have been collected in a fraction of the time needed with traditional methods. eSummary is also available through a mobile application that allows instant access to critical documents that are frequently referenced during claims processes.

The development and deployment of our technology platform is led by our Chief Information Officer and managed centrally by dedicated team leaders and other members of our information technology department. We plan to continue developing our technological capabilities nationally and internationally and enhancing the competitive advantages our technology platform provides.

Acquisitions

We have substantial experience in identifying, acquiring and integrating IME services businesses. Since our inception, we have acquired 56 IME services businesses and have a track record of successfully integrating acquired businesses into our operations. These acquisitions have enabled us to establish a presence in new markets, strengthen our position in existing markets and add new or complementary lines of business to our portfolio of services. Our management team executes our growth strategy by being involved in the process of identifying complementary acquisition opportunities in new and existing markets. Our management team is experienced, having collectively coordinated due diligence, negotiation and execution for all acquisitions to date.

We anticipate that we will continue to acquire companies in geographic regions in which we currently have a limited presence or that offer a complementary portfolio of services to those that we already provide, and would consider suitable acquisition candidates, characterized by several, if not all, of the following attributes:

●	an experienced and talented management team prepared to make a commitment to executing our strategic business plan;
●	specialization in certain services that may be beneficial to or complement our existing services; and
●	a demonstrated record of organic growth and profitability, or capability of achieving our minimum financial performance targets in the near term.

Our process to source, execute and integrate acquisition targets has been successful to date, as we have been able to identify suitable targets efficiently and close the vast majority of transactions we have initiated. Our acquisition process includes several key steps. During sourcing, we either identify potential targets directly or receive inbound requests from IME or IME-related businesses interested in joining ExamWorks. Our preliminary assessment consists of an evaluation of the target’s financial performance and fit with our business model and culture. If a proposal is considered, we formulate a suitable bid based on a critical assessment of the target’s historical and projected performance. We always aim to negotiate and complete purchase agreements as efficiently as possible. During the final stage of closing and integration, we strive to introduce concrete goals and objectives and implement professional management practices to ensure that the target’s culture and processes are consistent with those of ExamWorks.

ExamWorks Acquisitions

From our inception through the date of this filing, we have completed the following acquisitions:

Acquisition Date	Name
January 19, 2016	•	Advanced Medical Reviews
January 8, 2016	•	ABI
November 23, 2015	•	Argent
October 30, 2015	•	First Choice
July 13, 2015	•	Karen Rucas & Associates
April 14, 2015	•	Landmark Exams & Maven Exams
January 2, 2015	•	ReliableRS
August 22, 2014	•	Expert Medical Opinions
June 6, 2014	•	Ability Services Network and MedAllocators
May 30, 2014	•	Solomon Associates
February 14, 2014	•	Assess Medical
February 3, 2014	•	Gould & Lamb
January 16, 2014	•	Newton Medical Group
January 13, 2014	•	Cheselden
December 20, 2013	•	Evaluation Resource Group
December 10, 2013	•	AGS Risk Limited
December 19, 2012	•	PMG
August 31, 2012	•	MedHealth
July 12, 2012	•	Makos
October 27, 2011	•	Bronshvag
October 24, 2011	•	Matrix Health Management
October 3, 2011	•	Capital Vocational Specialists
	•	North York Rehabilitation Centre
September 28, 2011	•	MLS Group of Companies
	•	Medicolegal Services
May 10, 2011	•	Premex Group
February 28, 2011	•	MES Group
February 18, 2011	•	National IME Centres
December 20, 2010	•	Royal Medical Consultants
October 1, 2010	•	BMEGateway
September 7, 2010	•	UK Independent Medical Services
September 1, 2010	•	Health Cost Management
August 6, 2010	•	Verity Medical
	•	Exigere
June 30, 2010	•	SOMA Medical Assessments
	•	Direct IME
	•	Network Medical Review
	•	Independent Medical Services
	•	401 Diagnostics
March 26, 2010	•	Metro Medical Services
March 15, 2010	•	American Medical Bill Review
	•	Medical Evaluations
December 31, 2009	•	Abeton
	•	Medical Assurance Group
	•	MedNet I.M.S.
	•	Qualmed
	•	IME Operations of Physicians' Practice
August 14, 2009	•	The Evaluation Group
August 4, 2009	•	Benchmark Medical Consultants
July 7, 2009	•	IME Software Solutions
May 21, 2009	•	Florida Medical Specialists
	•	Marquis Medical Administrators
April 17, 2009	•	Ricwel
July 14, 2008	•	CFO Medical Services
	•	Crossland Medical Review Services
	•	Southwest Medical

Geographic Information

The following tables detail revenues and long-lived assets by geographic segment:

Revenues:	For the years ended December 31,
	2013	2014	2015
United States	$374,817	$468,419	$511,324
Canada	31,131	32,889	37,473
United Kingdom	143,418	189,755	190,204
Australia	66,650	84,552	80,566
Totals	$616,016	$775,615	$819,567

Long-lived assets: (1) (2)	December 31,
	2014	2015
United States	$473,800	$467,664
Canada	18,178	16,063
United Kingdom	96,635	134,464
Australia	73,721	60,130
Totals	$662,334	$678,321

(1)	Long-lived assets are noncurrent assets excluding deferred tax assets and deferred financing costs.
(2)	Long-lived assets include goodwill. Goodwill recorded in connection with certain tax benefits to be realized in our U.S. income tax returns has been reflected in the United States segment.

Sales and Marketing

We employ a direct sales force of approximately 160 representatives with in-depth knowledge of the IME industry. Given the experience of our sales team and the constant sharing of market data and other relevant information from each of our 70 service centers, we believe our sales force provides us with a competitive advantage. Our sales force promotes and sells our services to existing and new clients and seeks to expand the services we provide to our existing client base. We focus on both our clients who request IME services and the physicians and other medical providers who perform them.

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

Clients

Our clients include insurance companies, law firms, TPAs, government agencies and state funds. Our client base is diversified, with no client contributing more than 10% of total revenues in each of the years ended December 31, 2013, 2014 and 2015.

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

Laws and Licenses Relating to our Lines of Business

We are subject to various federal, state, local and international laws, rules and regulations relating to our industry and our specific lines of business, including, without limitation, workers’ compensation, auto-injury, civil procedure and insurance laws. These laws are wide-ranging in scope and effect and range from requiring that we register with a governmental agency to imposing specific limitations on how medical assessments must be scheduled and conducted and how payment must be collected.

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

Healthcare Reform Law

On March 23, 2010, the U.S. healthcare reform bill passed into law as the Patient Protection and Affordable Care Act as amended by the Healthcare and Education Reconciliation Act (together, “PPACA”). This law and related measures call for increased scrutiny of, and impose requirements on, physicians, employer plans and insurance companies, and their third party contractors; while we are not in the business of providing healthcare, to the extent we contract with these parties, these reforms may affect our business.  For example, PPACA now requires claims made under certain self-insured plans to be reviewed in accordance with certain appeal and external review processes, which has resulted in a need for PPACA peer review services. Many of the provisions of PPACA are either still being implemented or interpreted. As a result, we cannot yet predict the full effect of PPACA and related measures; however, as of this time, these reforms have not had, and we do not believe that these reforms will have, a significant negative impact on our business.

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

The Data Protection Act also imposes obligations on those processing personal data including: (i) a right for the individual to inspect their personal data, (ii) restrictions on the transfer of data outside the European Economic Area without adequate safeguards, (iii) a need to have in place appropriate security measures to safeguard the personal data, (iv) a requirement that the data held is not excessive in relation to the purpose for holding the information and (v) an obligation not to retain data longer than necessary. A breach of data protection legislation can result in civil and criminal sanctions as well as the risk of adverse publicity.  The European Union (“EU”) confirmed in late 2015 that it had agreed to the text of the new Data Protection Directive (“DP Directive”), which will have direct effect in all member states of the EU. The final text of the DP Directive has not yet been released but may require us to comply with requirements which are more stringent than the Data Protection Act. The DP Directive is due to come into force in early 2018. The future of the UK’s membership in the EU is currently uncertain as the UK will have a referendum before the end of 2017 to determine whether to remain as a member of the EU. If the UK elects not to remain as a member of the EU, whether the UK is required comply with EU legislation is also uncertain.

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

In April 2015, the United Kingdom government made additional changes to the CPR resulting in solicitors being required to source Fixed Fee Reports from a portal known as “Medco”, operated on behalf of the Ministry of Justice. At this time, Medco is a tiered system offering solicitors the option of instructing a medical expert directly or instructing one of a number of proposed medical agencies to obtain a medical report. At this time, the number of medical agencies returned in each search is subject to challenge, and, accordingly, we cannot yet predict the full effect of the changes to the CPR and the introduction of the Medco portal, and whether this will have an effect on, or present additional opportunities for, our business.

Intellectual Property

Our success and ability to compete depend in part on our ability to protect our intellectual property rights. We rely on a combination of copyright, trademark, trade secret and other related laws and confidentiality procedures and contractual provisions to protect, maintain and enforce our proprietary technology and intellectual property rights. Our two main intellectual properties are the registered trademark of “ExamWorks” and our ExamWorks domain name. We also own the copyright to the IME*Centric and eSummary software as well as the trademarks and service marks for the names of our acquired businesses and their domain names. With our acquisition of MES in 2011, we acquired the copyright to the MES OMS software as well as the registered trademark of “MES Solutions”. We own no patents.  In the U.S. and many foreign jurisdictions, trademark protection can potentially be perpetual, provided the relevant mark is still used in commerce and all applicable fees are paid. Likewise, domain names typically can be renewed perpetually upon the payment of applicable registrar and renewal fees. Copyrights have a limited duration, but such duration, in the U.S. for works made for hire, is 95 years from publication or 120 years from creation, whichever is earlier. As such, almost all copyrightable works are protected beyond their useful life. In the case of IME*Centric, the copyright is protected for approximately 70 years. All of our trademarks are currently used in commerce and we have paid all applicable trademark, domain name and copyright fees.

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

Employees

As of February 16, 2016, we had approximately 3,400 employees, approximately 2,900 of whom were full-time employees. None of our employees are represented by a union or collective bargaining agreement. We believe our relationship with our employees to be positive, which is a key component of our operating strategy.

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

We may not be able to maintain or increase our profitability.

We may not succeed in maintaining or increasing our profitability on an annual basis or could incur quarterly or annual losses in future periods. We expect to, among other things, continue to increase our operating expenses as we grow our business. We also expect to continue to make investments in our technology infrastructure, sales and marketing, and other resources as we seek to grow, thereby incurring additional costs. If our revenue does not increase to offset these increases in costs, our operating results would be negatively affected. You should not consider our historic revenue growth rates as indicative of future growth rates.

We may be unable to successfully integrate completed acquisitions and such acquisitions may fail to achieve the financial results we expected.

Since July 2008, we have acquired 56 IME services businesses. These acquisitions have involved, and could continue to involve, the integration of a separate company that previously operated independently and had different systems, processes and cultures, into our existing operations. While we expect to continue to evaluate potential strategic acquisitions that might augment our existing services, we may be unable to successfully integrate businesses we acquire, including our recently completed acquisitions, and such acquisitions may fail to achieve the financial results we expected. Integrating completed acquisitions into our existing operations, particularly larger acquisitions, involves numerous risks, including loss of clients, diversion of our management’s attention, failure to retain key personnel, and failure of the acquired business to be financially successful. In addition, we cannot be certain of the extent of any unknown or contingent liabilities of any acquired business, including liabilities for failure to comply with applicable laws. We may incur material liabilities for past activities of acquired businesses. Also, depending on the location of the acquired business, we may be required to comply with laws and regulations that may differ from those of the jurisdictions in which our operations are currently conducted. Our inability to successfully integrate businesses we acquire, or if such businesses do not achieve the financial results we expect, may increase our costs and have a material adverse impact on our financial condition and results of operations.

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

Our operations are directly affected in the short-term by the weather conditions in certain of our regions of operation. Therefore our business is sensitive to the weather conditions of these regions. Unusually inclement weather, including significant rain, snow, sleet, freezing rain or ice, can temporarily affect our operations if clients are forced to close operational centers, and physicians and claimants are unable to travel to their appointments. Accordingly, our operating results may vary from quarter to quarter, depending on the impact of these weather conditions.

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

The healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the U.S., comprehensive programs under PPACA being implemented that seek to, among other things, increase access to healthcare for the uninsured and control the escalation of healthcare expenditures within the economy. While we do not believe PPACA has had or will have a direct negative impact on our business, the legislation is still in the early stages of implementation and may have unintended consequences or indirectly impact our business. Also, in some instances our clients are health insurers that will be subject to limitations on their administrative expenses and new federal review of “unreasonable” rate increases which could impact the prices they are willing to pay for our services. If the legislation or related regulations cause such unintended consequences or indirect impact, it could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the confidentiality and security of patient records and the circumstances under which such information may be used or released are subject to substantial regulation by state and federal laws and regulations. The provisions of HIPAA and other regulations governing privacy, security, and electronic health data transmissions, are evolving rapidly through regulation and are often unclear and difficult to apply. If we violate HIPAA, or other applicable state, federal or local laws or regulations, we could be subject to fines and penalties. Further, final or new regulations may require costly system purchases or additional modifications to our policies and procedures, which could have a material adverse impact on our financial condition and results of operations.

Changes in laws, at either the national,  state, or local level, making it more difficult to bring certain kinds of cases or that limit jury awards, commonly referred to as tort reform, could decrease the demand for our services.

Changes in laws making it more difficult to bring certain kinds of cases or that limit jury awards, commonly referred to as tort reform, could lead to a smaller number of insurance or other claims, which in turn could result in a decrease in demand for services we provide. The same is true of changes in laws that allow insurers to settle claims without the requirement of an IME in certain cases. Such a decrease in demand for our services could have a material adverse impact on our financial condition and results of operations.

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

We rely on a combination of internal development and strategic relationships to develop our infrastructure platform and software solutions. Our information technology platform is built in a Private Cloud Network. Our development and implementation of new generation software solutions and an information technology infrastructure may take longer than originally expected and require the acquisition of additional personnel and other resources, which may adversely affect our business, results of operations and financial condition. We devote significant resources to protecting our information and updating our software and systems. Expenses associated with these steps are significant and could increase. Also, any inability to deploy our technology platform through our entire organization could cause us to operate different platforms, slow integration efforts and increase costs.

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

The IME industry is highly fragmented and competitive. Our primary competitors in the IME industry include companies and individual physicians that specialize in one or more services similar to those offered by us on a local or regional basis as well as insurance companies and other organizations which have established an in-house capability of performing such services. It is also possible that our clients may establish the in-house capability of performing certain services offered by us or decide to continue to use any of our numerous small local or regional competitors to service their needs. We also compete with national, regional and local firms specializing in case management, record retrieval, document management, medical records reviews and other services we provide. It is possible that now or in the future some of our competitors could have greater financial and market resources than us. Competition from existing competitors or new entrants to our key markets could cause us to lose clients, prevent price increases for our services or could require price reductions for our services, which would adversely affect our results of operations.

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

Our medical panel members make recommendations concerning the appropriateness of providers’ medical treatment plans throughout the U.S., Canada, the United Kingdom and Australia, and we could share in potential liabilities for adverse medical consequences if the medical provider negligently provides its services or we and/or the medical provider are alleged to have inappropriately failed to certify a condition requiring care or treatment plans. We do not grant or deny claims for payment of benefits and we do not believe that we engage in the practice of medicine or the delivery of medical services. However, we may be or become subject to claims or litigation related to the grant or denial of claims for payment of benefits or allegations that we engage in the practice of medicine or the delivery of medical services. We credential our medical panel in a variety of ways, including utilizing a reputable contractor in many cases. If such credentialing is not carried out appropriately or if we do not re-credential at appropriate intervals to identify changes in licensure or other status, we may become subject to claims or litigation. Our clients might also allege that we negligently failed to detect provider fraud. Further, in performing our services, we or the medical provider may provide services that rely on the interpretation of reports or data prepared or gathered by third parties. If such information is not properly prepared or gathered, or is not accurate or complete, we may become subject to claims or litigation. In addition, we may become subject to other litigation that may adversely affect our business or results of operations. We maintain professional liability and other insurance as we believe are reasonable in light of our experience to date. However, such insurance may not be sufficient or available in the future at a reasonable cost to protect us from liability, which might adversely affect our business or results of operations.

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

Sales of a substantial number of shares of common stock in the public market, or the perception that these sales could occur, could substantially decrease the market price of our common stock. If our existing stockholders, including our key management personnel, sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Substantially all of the shares of our common stock are eligible for sale in the public market.

The exercise of options or other equity awards or the issuance and/or payout of additional equity will result in dilution to our stockholders.

Under the Company’s Amended and Restated 2008 Stock Incentive Plan, as amended, the Company granted, and in the future intends to grant, awards of stock options to purchase common stock and other awards to our officers, directors, employees and consultants. As of February 16, 2016, approximately 3.7 million shares of our common stock were subject to issuance upon exercise of outstanding stock options, approximately 1.3 million shares were subject to vesting and payout under outstanding restricted stock units, and approximately 376,000 shares were subject to vesting and payout under outstanding restricted share awards.

Our stockholders’ ownership interest will be diluted by the exercise of any of these outstanding stock options or restricted stock units.

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

As of February 16, 2016, our officers, directors and principal stockholders (greater than 5% stockholders) collectively beneficially own approximately 50.14% of our common stock. As a result, these stockholders may be able to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our Company or its assets, and may have interests that are different from yours and may vote in a way with which you disagree and which may be adverse to your interests. In addition, this concentration of ownership may have the effect of preventing, discouraging or deferring a change of control, which could depress the market price of our common stock.

Transactions engaged in by our principal stockholders, our officers or directors involving our common stock may have an adverse effect on the price of our stock.

As described above, as of February 16, 2016, our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 50.14% of our common stock. Subsequent sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.

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

We lease our corporate headquarters at 3280 Peachtree Road, N.E., Suite 2625, Atlanta, GA 30305 (approximately 18,500 square feet). We also lease office space for our corporate office in New York, New York (approximately 3,100 square feet), as well as lease space for our 70 service centers in the U.S., Canada, the United Kingdom and Australia. The lease for our corporate headquarters in Atlanta, Georgia expires on October 1, 2020. The lease for our corporate office in New York expires on June 30, 2019. We expect to be able to renew each of our leases or to lease comparable facilities on terms commercially acceptable to us at each of our leased locations throughout the U.S., Canada, the United Kingdom and Australia. In addition, we own office facilities in Sarasota, Florida and Buffalo, New York.

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

	2014		2015
Quarter	High	Low	High	Low
First	$37.40	$28.16	$44.00	$36.55
Second	$38.61	$27.79	$44.33	$38.63
Third	$36.30	$30.07	$39.69	$26.36
Fourth	$42.49	$31.96	$29.61	$21.98

Stockholders

The number of record holders of our common stock as of February 16, 2016 was approximately 42 (excluding individual participants in nominee security position listings).

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

Unregistered sales of equity securities sold during 2015

The Company issued shares of common stock upon the exercise of outstanding warrants at an exercise price of $6.63 per share on the dates set forth below. The warrants were issued on May 7, 2010.

Date	Number of Shares
January 12, 2015	2,059
January 28, 2015	5,588
May 1, 2015	5,092
May 7, 2015	7,590

With respect to each issuance, the Company claims exemption from registration of the shares under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

Repurchases of Securities

In August 2011, the Company’s Board of Directors authorized the implementation of a share repurchase program to repurchase up to $20.0 million of outstanding shares of its common stock. On November 3, 2015, the Board of Directors approved an increase to the previously authorized share repurchase program. The modified program authorized the Company to repurchase up to $75.0 million of outstanding shares of its common stock. During the quarter ended December 31, 2015, the Company repurchased approximately 800,000 shares of common stock under the share repurchase program. These shares were repurchased at an average cost of $26.58 per share for a total cost of $21.3 million. There is no guarantee as to the number of shares, if any, that we may repurchase, and the Board of Directors may suspend or discontinue the repurchase program at any time.

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	—	$—	$—	$10,192,204
November 1 - November 30	—	$—	$—	$65,192,204
December 1 - December 31	800,062	$26.58	$21,267,301	$43,924,903
Total	800,062	$26.58	$21,267,301	$43,924,903

Equity Compensation

The following table provides information as of December 31, 2015 with respect to the shares of our common stock that may be issued under our existing equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance(2)
Equity compensation plans approved by security holders(1)	5,082,388	$18.72	4,654,625
Equity compensation plans not approved by security holders	—	—	—
Total	5,082,388	$18.72	4,654,625

(1)	Includes our Amended and Restated 2008 Stock Incentive Plan, as amended.
(2)	Number of securities available for future issuance represents securities available under the Amended and Restated 2008 Stock Incentive Plan, as amended.

Performance Graph

The following performance graph compares the cumulative total shareholder return on an investment of $100 in our common stock on December 31, 2010 until December 31, 2015 with the total return of the Russell 3000 Index on which we are listed, and the S&P 600 Health Care Index on which we are listed.

* $100 invested on December 31, 2010 in stock or index including reinvestment of dividends.

	12/31/2010	12/30/2011	12/30/2012	12/31/2013	12/31/2014	12/31/2015
ExamWorks Group, Inc.	$100.00	$51.30	$75.70	$161.63	$225.05	$143.94
Russell 3000 Index	$100.00	$99.08	$112.93	$147.87	$163.33	$160.92
S&P 600 Healthcare Index	$100.00	$113.47	$132.41	$206.62	$230.03	$277.71

The stock performance included in this graph is not necessarily indicative of future stock performance.

Item 6.	Selected Financial Data

The following tables set forth, for the periods and as of the dates indicated, our summary consolidated financial data. The summary consolidated statement of operations data for the years ended December 31, 2011 and 2012 is derived from previously audited financial statements, not included in this report.  The summary consolidated balance sheet data as of December 31, 2011, 2012 and 2013 is derived from previously audited financial statements, not included in this report. The summary consolidated statement of operations data for the years in the three-year period ended December 31, 2015 and the summary consolidated balance sheet data as of December 31, 2014 and 2015 are derived from our audited consolidated financial statements. Historical results are not indicative of the results to be expected in the future.

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

Consolidated Statement of	For the years ended December 31,
Operations Data:(1)	2011	2012	2013	2014	2015

	(In thousands, except per share data)

Revenues	$397,860	$521,237	$616,016	$775,615	$819,567

Costs and expenses:

Costs of revenues	262,242	344,051	405,329	497,038	536,494
Selling, general and administrative expenses	84,133	113,510	133,870	171,197	166,650
Depreciation and amortization	47,439	58,551	62,748	60,280	55,691
Total costs and expenses	393,814	516,112	601,947	728,515	758,835
Income from operations	4,046	5,125	14,069	47,100	60,732
Interest and other expenses, net	16,461	28,051	29,641	32,171	52,537
Income (loss) before income taxes	(12,415)	(22,926)	(15,572)	14,929	8,195
Provision (benefit) for income taxes	(4,082)	(7,987)	(5,356)	4,435	2,604

Net income (loss)	$(8,333)	$(14,939)	$(10,216)	$10,494	$5,591

Net income (loss) per share attributable to common stockholders
Basic	$(0.25)	$(0.44)	$(0.29)	$0.27	$0.14
Diluted	$(0.25)	$(0.44)	$(0.29)	$0.25	$0.13

Weighted average number of common shares outstanding
Basic	33,975	34,141	35,315	38,656	41,111
Diluted	33,975	34,141	35,315	41,232	43,044

Other Financial Data:

Adjusted EBITDA(2)	$63,304	$79,789	$97,461	$132,140	$140,745

	As of December 31,
	2011	2012	2013	2014	2015
			(In thousands)
Consolidated Balance Sheet
Data:(1)
Cash and cash equivalents	$8,416	$8,627	$12,829	$9,751	$47,865
Current assets	159,797	159,889	190,250	231,958	312,081
Total assets	627,039	740,501	732,513	930,144	1,051,681
Current portion of working capital facilities	—	5,983	—	40,396	—
Current portion of subordinated unsecured notes payable	1,932	275	318	—	—
Current liabilities	90,113	110,126	116,134	179,899	140,332
Senior unsecured notes	250,000	250,000	250,000	250,000	500,000
Revolving line of credit and working capital facilities, less current portion	44,063	128,402	82,970	143,853	35,243
Long-term subordinated unsecured notes payable, less current portion	717	300	—	—	—
Total liabilities	389,115	496,353	459,642	585,269	691,646
Total stockholders’ equity	$237,924	$244,148	$272,871	$344,875	$360,035

(1)     The significant changes in balances impacting comparability are the result of business combinations. See further discussion in Note 3 of the Notes to Consolidated Financial Statements.

(2)     Adjusted EBITDA is a non-GAAP measure that is described and reconciled from net income (loss) below and is not a substitute for the GAAP equivalent. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, acquisition-related transaction costs, stock based compensation expenses, and other expenses. We believe that Adjusted EBITDA is an important measure of our operating performance because it allows management, lenders, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of changes to our capitalization structure, acquisition related costs, income tax status, and other items of a non-operational nature that affect comparability. The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP measure, for each of the periods indicated. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Adjusted EBITDA.”

	For the years ended December 31,
	2011	2012	2013	2014	2015
			(In thousands)
Reconciliation to Adjusted
EBITDA:
Net income (loss)	$(8,333)	$(14,939)	$(10,216)	$10,494	$5,591
Share-based compensation expense (i)	7,834	13,756	17,157	20,024	22,289
Depreciation and amortization expense	47,439	58,551	62,748	60,280	55,691
Acquisition-related transaction costs	3,107	1,655	2,134	3,535	2,421
Other (income) expenses (ii)	878	702	1,353	1,201	(388)
Interest and other expenses, net	16,461	28,051	29,641	32,171	52,537
Provision (benefit) for income taxes	(4,082)	(7,987)	(5,356)	4,435	2,604
Adjusted EBITDA	$63,304	$79,789	$97,461	$132,140	$140,745

(i)

Share-based compensation expense of $2.0 million, $3.0 million, $2.9 million, $2.0 million and $1.2 million is included in costs of revenues for the year ended December 31, 2011, 2012, 2013, 2014 and 2015, respectively, and the remainder is included in SGA expenses.

(ii)

Other (income) expenses consist principally of integration related expenses, such as facility termination, severance and relocation costs and gains or losses on earnout settlements associated with our acquisition strategy.

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

Our Business

We are a leading provider of IMEs, peer and bill reviews, Medicare compliance, case management and other related services, which include legal support services, administrative support services and medical record retrieval services. We were incorporated as a Delaware corporation on April 27, 2007. From July 14, 2008 through the date of this filing, we have acquired 56 IME services businesses, including a leading provider of software solutions to the IME industry. We currently operate out of 70 service centers servicing all 50 U.S. states, Canada, the United Kingdom and Australia. We conduct our business through four geographic segments: the United States, Canada, the United Kingdom and Australia.

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

We provide our clients with the local presence, expertise and broad geographic coverage they increasingly require. Our size and geographic reach give our clients access to our medical panel of credentialed physicians and other medical providers and our proprietary information technology infrastructure that has been specifically designed to streamline the complex process of coordinating referrals, scheduling appointments, complying with regulations and client reporting. Our primary service is to provide IMEs that give our clients authoritative and accurate answers to questions regarding the nature and permanency of medical conditions or personal injury, their cause and appropriate treatment. Additionally, we provide peer and bill reviews, which consist of medical opinions by members of our medical panel without conducting physical exams, and the review of physician and hospital bills to examine medical care rendered and its conformity to accepted standards of care. Further, we provide Medicare compliance services, including Medicare set-aside and reporting services that help mitigate costs and promote compliance, and case management services, which include managing the medical and vocational cases of injured workers to facilitate timely recovery and/or return to work. Lastly, we provide record retrieval, document management and electronic summary services, which services are critical for efficient and effective handling of claims and litigation processes, including the provision of IMEs. Prior to the MES acquisition in February 2011, we marketed our services primarily under the ExamWorks brand.  Initially with the MES acquisition and subsequently with the Premex and MedHealth acquisitions, we began to market our services under several brands, including but not limited to, ExamWorks, MES, Premex and MedHealth. Further, with the acquisition of Gould & Lamb in February 2014 and Ability Services Network and MedAllocators in June 2014, we expanded our presence in Medicare compliance services, including Medicare set-aside and reporting services, that help mitigate costs and promote compliance, and case management services, which include managing the medical and vocational cases of injured workers to facilitate timely recovery and/or return to work. These services are marketed under ExamWorks Clinical Solutions. Lastly, with the acquisition of ABI in January of 2016, we entered the complementary record retrieval and document management services market of our industry which consists of retrieving, sorting and summarizing records and other documents used to resolve insurance claims or facilitate other IME services.

We operate in a highly fragmented industry and have completed numerous acquisitions. A key component of our business strategy is growth through acquisitions that expand our geographic coverage, provide new or complementary lines of business, expand our portfolio of services, and increase our market share. For example, our acquisition of MedHealth in August 2012 enabled us to enter the Australian market, expand our range of clients and services, and increase our international market presence.  Another central feature of our business strategy is to grow our business organically by selling additional services to existing clients, cross-selling into additional insurance lines of business and expanding our geographic footprint with existing clients. For example, our acquisitions of Gould & Lamb, ASN and MedAllocators in 2014 enabled us to expand our presence in the Medicare compliance and case management markets, and our acquisition of ABI in January 2016 enabled us to establish our presence in the record retrieval and document management markets, and expand our range of services to new and existing clients. To date, we have completed the following 56 acquisitions:

Acquisition Date	Name
January 19, 2016	•	Advanced Medical Reviews
January 8, 2016	•	ABI
November 23, 2015	•	Argent
October 30, 2015	•	First Choice
July 13, 2015	•	Karen Rucas & Associates
April 14, 2015	•	Landmark Exams & Maven Exams
January 2, 2015	•	ReliableRS
August 22, 2014	•	Expert Medical Opinions
June 6, 2014	•	Ability Services Network and MedAllocators
May 30, 2014	•	Solomon Associates
February 14, 2014	•	Assess Medical
February 3, 2014	•	Gould & Lamb
January 16, 2014	•	Newton Medical Group
January 13, 2014	•	Cheselden
December 20, 2013	•	Evaluation Resource Group
December 10, 2013	•	AGS Risk Limited
December 19, 2012	•	PMG
August 31, 2012	•	MedHealth
July 12, 2012	•	Makos
October 27, 2011	•	Bronshvag
October 24, 2011	•	Matrix Health Management
October 3, 2011	•	Capital Vocational Specialists
	•	North York Rehabilitation Centre
September 28, 2011	•	MLS Group of Companies
	•	Medicolegal Services
May 10, 2011	•	Premex Group
February 28, 2011	•	MES Group
February 18, 2011	•	National IME Centres
December 20, 2010	•	Royal Medical Consultants
October 1, 2010	•	BMEGateway
September 7, 2010	•	UK Independent Medical Services
September 1, 2010	•	Health Cost Management
August 6, 2010	•	Verity Medical
	•	Exigere
June 30, 2010	•	SOMA Medical Assessments
	•	Direct IME
	•	Network Medical Review
	•	Independent Medical Services
	•	401 Diagnostics
March 26, 2010	•	Metro Medical Services
March 15, 2010	•	American Medical Bill Review
	•	Medical Evaluations
December 31, 2009	•	Abeton
	•	Medical Assurance Group
	•	MedNet I.M.S.
	•	Qualmed
	•	IME Operations of Physicians' Practice
August 14, 2009	•	The Evaluation Group
August 4, 2009	•	Benchmark Medical Consultants
July 7, 2009	•	IME Software Solutions
May 21, 2009	•	Florida Medical Specialists
	•	Marquis Medical Administrators
April 17, 2009	•	Ricwel
July 14, 2008	•	CFO Medical Services
	•	Crossland Medical Review Services
	•	Southwest Medical

Sources of Revenues and Expenses

Revenues

We derive revenue primarily from fees charged for independent medical examinations, peer and bill reviews, Medicare compliance services, case management services and other related services, which include litigation support services, administrative support services and medical record retrieval and document management services. Revenues are recognized at the time services have been performed and, if applicable, at the time the report is shipped to the end user. We expect revenue to continue to increase through acquisition and organic growth.  Our revenue is derived from services performed in different geographic areas.

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

Results of Operations

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands, except per share data):

	For the years ended December 31,
	2013	2014	2015

Revenues	$616,016	$775,615	$819,567
Costs and expenses:
Costs of revenues	405,329	497,038	536,494
Selling, general and administrative expenses	133,870	171,197	166,650
Depreciation and amortization	62,748	60,280	55,691
Total costs and expenses	601,947	728,515	758,835
Income from operations	14,069	47,100	60,732
Interest and other expenses, net	29,641	32,171	52,537
Income (loss) before income taxes	(15,572)	14,929	8,195
Provision (benefit) for income taxes	(5,356)	4,435	2,604
Net income (loss)	$(10,216)	$10,494	$5,591

Per share data
Net income (loss) per share:
Basic	$(0.29)	$0.27	$0.14
Diluted	$(0.29)	$0.25	$0.13

Weighted average number of common shares outstanding:
Basic	35,315	38,656	41,111
Diluted	35,315	41,232	43,044

Other Financial Data:
Adjusted EBITDA(1)	$97,461	$132,140	$140,745

(1)	Adjusted EBITDA is a non-GAAP measure that is described and reconciled to net income (loss) in the next section and is not a substitute for the GAAP equivalent.

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

The following table presents a reconciliation to Adjusted EBITDA from net income (loss), the most comparable GAAP measure, for each of the periods indicated (in thousands):

	For the years ended December 31,
	2013	2014	2015
Reconciliation to Adjusted EBITDA:
Net income (loss)	$(10,216)	$10,494	$5,591
Share-based compensation expense (i)	17,157	20,024	22,289
Depreciation and amortization	62,748	60,280	55,691
Acquisition-related transaction costs	2,134	3,535	2,421
Other (income) expenses (ii)	1,353	1,201	(388)
Interest and other expenses, net	29,641	32,171	52,537
Provision (benefit) for income taxes	(5,356)	4,435	2,604
Adjusted EBITDA	$97,461	$132,140	$140,745

(i)

Share-based compensation expense of $2.9 million, $2.0 million and $1.2 million is included in costs of revenues for the year ended December 31, 2013, 2014 and 2015, respectively, and the remainder is included in SGA expenses.

(ii)

Other (income) expenses consist principally of integration related expenses, such as facility termination, severance and relocation costs and gains or losses on earnout settlements associated with our acquisition strategy.

Comparison of the Years Ended December 31, 2015 and 2014

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

Revenues. Revenues were $819.6 million for the year ended December 31, 2015 compared to $775.6 million for the year ended December 31, 2014, an increase of $44.0 million, or 6%. Of the increase in revenues compared to 2014, $33.3 million, or 4%, was attributable to acquisitions completed in 2014 and 2015 and $10.7 million, or 1%, was due to growth in our existing businesses.

●

U.S. segment revenues were $511.3 million for the year ended December 31, 2015 compared to $468.4 million for the year ended December 31, 2014, an increase of $42.9 million, or 9%. Of the increase in U.S. revenues compared to 2014, $28.3 million, or 6%, was attributable to acquisitions completed in 2014 and 2015 and $14.6 million, or 3%, was due to growth in our existing businesses, of which approximately 60% related to increases in our IME and other related services product group. Of the 3% growth in our existing businesses, approximately 6% of the growth was due to increased service volumes, offset by an unfavorable change in sales mix.

●

Canada segment revenues were $37.5 million for the year ended December 31, 2015 compared to $32.9 million for the year ended December 31, 2014, an increase of $4.6 million, or 14%. Of the increase in Canada revenues compared to 2014, $400,000, or 1%, was attributable to an acquisition completed in 2015 and $4.2 million, or 13%, was due to growth in our existing businesses. Excluding the impact of currency, the existing Canada businesses grew 30.5%. The constant currency growth in Canada revenues compared to 2014 was primarily due to increased IME service volumes, and to a lesser extent, a favorable change in sales mix.

●

U.K. segment revenues were $190.2 million for the year ended December 31, 2015 compared to $189.8 million for the year ended December 31, 2014, an increase of $449,000, or 0.2%. Of the increase in U.K. revenues compared to 2014, $2.9 million, or 2%, was attributable to acquisitions completed in 2014 and 2015, offset by a decline of $2.4 million, or 1.3%, in our existing businesses. Excluding the impact of currency, the existing U.K. businesses grew 6.4%. The constant currency growth in U.K. revenues compared to 2014 was due to increased IME service volumes.

●

Australia segment revenues were $80.6 million for the year ended December 31, 2015 compared to $84.6 million for the year ended December 31, 2014, a decrease of $4.0 million, or 5%. Of the decrease in Australia revenues compared to 2014, $5.7 million, or 7%, was due to a decline in our existing businesses, offset by an increase of $1.7 million, or 2%, attributable to an acquisition completed in 2014. Excluding the impact of currency, the existing Australia business grew 11.9%. The constant currency growth in Australian revenues compared to 2014 was primarily due to increased IME service volumes, and to a lesser extent, a favorable change in sales mix.

Costs of revenues. Costs of revenues were $536.5 million for the year ended December 31, 2015 compared to $497.0 million for the year ended December 31, 2014, an increase of $39.5 million, or 8%. Of the increase in costs of revenues compared to 2014, $25.7 million, or 5%, was attributable to acquisitions completed in 2014 and 2015 and $13.7 million, or 3%, was related to our existing businesses and was primarily attributable to an increase in fees paid to members of our medical panel, as these fees are variable in nature, and, to a lesser extent, an increase in other direct costs. Costs of revenues as a percentage of revenues was 65.5% for the year ended December 31, 2015, a 1.4% increase from 64.1% for the year ended December 31, 2014.

Selling, general and administrative. SGA expenses were $166.7 million for the year ended December 31, 2015 compared to $171.2 million for the year ended December 31, 2014, a decrease of $4.5 million, or 3%. Of the decrease in SGA expenses compared to 2014, an increase of $5.9 million, or 3%, attributable to acquisitions completed in 2014 and 2015, offset by a decrease of $10.5 million, or 6%, related to our existing businesses primarily attributable to $3.7 million in decreased personnel expenses and the remainder resulting primarily from decreases in referral commissions in our U.K. business. In addition, acquisition-related transaction costs and other expenses decreased $2.7 million primarily due to lower acquisition activity in 2015.

Depreciation and amortization. D&A expenses were $55.7 million for the year ended December 31, 2015 compared to $60.3 million for the year ended December 31, 2014, a decrease of $4.6 million, or 8%. D&A attributable to our existing businesses decreased $10.5 million as historic, finite-lived intangible and tangible assets became fully amortized, offset by an increase of $6.0 million of D&A attributable to acquisitions completed in 2014 and 2015.

Interest and other expenses, net. Interest and other expenses, net were $52.5 million for the year ended December 31, 2015 compared to $32.2 million for the year ended December 31, 2014, an increase of $20.4 million, or 63%. Interest and other expenses, net, increased primarily due to the aggregate $18.6 million loss on early extinguishment of debt charge recorded in the second quarter of 2015 in conjunction with fees associated with the early redemption of the Senior Unsecured Notes and the write-off of previously capitalized financing costs.

Provision (benefit) for income taxes. Provision for income taxes was $2.6 million for the year ended December 31, 2015 compared with a provision for income taxes of $4.4 million for the year ended December 31, 2014, a decrease of $1.8 million, or 41%. Our effective income tax rate was approximately 32% and 30% for the years ended December 31, 2015 and 2014, respectively. The tax rates in the 2015 and 2014 periods were impacted primarily by elections made for certain foreign acquisitions, foreign rate differentials and non-deductible items.

Net income (loss). For the foregoing reasons, net income was $5.6 million for the year ended December 31, 2015 compared to $10.5 million for the year ended December 31, 2014.

Adjusted EBITDA. Adjusted EBITDA was $140.7 million for the year ended December 31, 2015 compared to $132.1 million for the year ended December 31, 2014, an increase of $8.6 million, or 7%. The increase in Adjusted EBITDA was primarily due to the 6% increase in revenues and the positive operating leverage resulting from this increased revenue. Adjusted EBITDA is also described as Segment Profit elsewhere in this Report.

●

U.S. segment Adjusted EBITDA was $82.8 million for the year ended December 31, 2015 compared to $76.1 million for the year ended December 31, 2014, an increase of $6.7 million, or 9%. The increase in U.S. segment Adjusted EBITDA was due to the 9% increase in U.S. segment revenues and a similar percentage increase in costs of revenues and SGA expenses primarily due to an increase in fees paid to members of our medical panel, as these fees are variable in nature, and increased personnel expense to support the growth in our business, excluding share-based compensation.

●

Canada segment Adjusted EBITDA was $5.4 million for the year ended December 31, 2015 compared to $4.7 million for the year ended December 31, 2014, an increase of $740,000, or 16%. On a constant currency basis, Canada segment Adjusted EBITDA increased 35%. The constant currency increase in Canada segment Adjusted EBITDA was due to the 32% increase in Canada segment revenues offset by a slightly lower percentage increase in costs of revenues and SGA expenses primarily due to increased fees paid to members of our medical panel, as these fees are variable in nature, reflecting positive operating leverage.

●

U.K. segment Adjusted EBITDA was $34.8 million for the year ended December 31, 2015 compared to $32.9 million for the year ended December 31, 2014 an increase of $1.9 million, or 6%. On a constant currency basis, U.K. segment Adjusted EBITDA increased 13%. The constant currency increase in U.K segment Adjusted EBITDA was due to the 8% increase in U.K. segment revenues offset by a 7% increase in costs of revenues and SGA expenses primarily due to increased fees paid to members of our medical panel, as these fees are variable in nature, reflecting positive operating leverage. U.K. segment Adjusted EBITDA was also negatively impacted by a legislative change in the U.K., which impacted revenues and U.K. segment Adjusted EBITDA.

●

Australia segment Adjusted EBITDA was $17.8 million for the year ended December 31, 2015 compared to $18.5 million for the year ended December 31, 2014, a decrease of $686,000, or 4%. On a constant currency basis, Australia segment Adjusted EBITDA increased 16%. The constant currency increase in Australia segment Adjusted EBITDA was due to the 14% increase in Australia segment revenues offset by a slightly lower increase in costs of revenues and SGA expenses primarily due to increased fees paid to members of our medical panel, as these fees are variable in nature, and increased personnel expenses, reflecting positive operating leverage.

Comparison of the Years Ended December 31, 2014 and 2013

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

●

U.S. segment Adjusted EBITDA was $76.1 million for the year ended December 31, 2014 compared to $46.9 million for the year ended December 31, 2013, an increase of $29.1 million, or 62%. The increase in U.S. segment Adjusted EBITDA was due to the 25% increase in U.S. segment revenues and a 20% increase in costs of revenues and SGA expenses primarily due to an increase in fees paid to members of our medical panel, as these fees are variable in nature and increased personnel expense to support the growth in our business, excluding share-based compensation.

●

Canada segment Adjusted EBITDA was $4.7 million for the year ended December 31, 2014 compared to $5.1 million for the year ended December 31, 2013, a decrease of $464,000, or 9%. The decrease in Canada segment Adjusted EBITDA was due to the 6% increase in Canada segment revenues, offset by a 9% increase in costs of revenues and SGA expenses primarily due to an increase in fees paid to members of our medical panel, as these fees are variable in nature.

●

U.K. segment Adjusted EBITDA was $32.9 million for the year ended December 31, 2014 compared to $29.4 million for the year ended December 31, 2013, an increase of $3.5 million, or 12%. The increase in U.K. segment Adjusted EBITDA was due to the 32% increase in U.K. segment revenues, offset by a 38% increase in costs of revenues and SGA expenses primarily due to an increase in fees paid to members of our medical panel, as these fees are variable in nature and increased personnel expense to support the growth in our business.

●

Australia segment Adjusted EBITDA was $18.5 million for the year ended December 31, 2014 compared to $16.0 million for the year ended December 31, 2013, an increase of $2.5 million, or 16%. The increase in Australia segment Adjusted EBITDA was due to the 27% increase in Australia segment revenues, offset by a 30% increase in costs of revenues and SGA expenses primarily due to an increase in fees paid to members of our medical panel, as these fees are variable in nature.

Selected Quarterly Financial Data (Unaudited)

2015 - Quarter Ended	March 31	June 30	September 30	December 31
(In thousands, except per share data)
Revenues	$196,316	$208,738	$206,033	$208,480
Costs and expenses:
Costs of revenues	128,176	136,425	134,446	137,447
Selling, general and administrative expenses	42,152	42,721	40,455	41,322
Depreciation and amortization	14,848	13,729	12,997	14,117
Total costs and expenses	185,176	192,875	187,898	192,886
Income from operations	11,140	15,863	18,135	15,594
Interest and other expenses, net	8,004	28,567	8,000	7,966
Income (loss) before income taxes	3,136	(12,704)	10,135	7,628
Provision (benefit) for income taxes	1,112	(4,841)	2,980	3,353
Net income (loss)	$2,024	$(7,863)	$7,155	$4,275

Per share data
Net income (loss) per share:
Basic	$0.05	$(0.19)	$0.17	$0.10
Diluted	$0.05	$(0.19)	$0.17	$0.10

Weighted average number of common shares outstanding:
Basic	40,418	41,015	41,384	41,619
Diluted	42,680	41,015	43,158	43,216

Other Financial Data:
Adjusted EBITDA(1)	$31,952	$36,357	$37,075	$35,361

2014 - Quarter Ended	March 31	June 30	September 30	December 31
(In thousands, except per share data)
Revenues	$173,028	$196,445	$204,078	$202,064
Costs and expenses:
Costs of revenues	111,035	124,851	130,597	130,555
Selling, general and administrative expenses	40,528	42,590	43,534	44,545
Depreciation and amortization	14,342	14,858	15,705	15,375
Total costs and expenses	165,905	182,299	189,836	190,475
Income from operations	7,123	14,146	14,242	11,589
Interest and other expenses, net	7,577	8,095	8,355	8,144
Income (loss) before income taxes	(454)	6,051	5,887	3,445
Provision (benefit) for income taxes	(165)	2,519	2,472	(391)
Net income (loss)	$(289)	$3,532	$3,415	$3,836

Per share data
Net income (loss) per share:
Basic	$(0.01)	$0.09	$0.09	$0.10
Diluted	$(0.01)	$0.09	$0.08	$0.09

Weighted average number of common shares outstanding:
Basic	37,089	38,452	39,251	39,827
Diluted	37,089	40,940	41,647	42,216

Other Financial Data:
Adjusted EBITDA(1)	$28,010	$34,579	$36,083	$33,468

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

	March	June	September	December
2015 - Quarter Ended	31	30	30	31
(In thousands)
Net income (loss)	$2,024	$(7,863)	$7,155	$4,275
Share-based compensation expense (i)	6,136	6,565	5,393	4,195
Depreciation and amortization expense	14,848	13,729	12,997	14,117
Acquisition-related transaction costs	559	134	634	1,094
Other (income) expenses(ii)	(731)	66	(84)	361
Interest and other expenses, net	8,004	28,567	8,000	7,966
Provision (benefit) for income taxes	1,112	(4,841)	2,980	3,353
Adjusted EBITDA:	$31,952	$36,357	$37,075	$35,361

	March	June	September	December
2014 - Quarter Ended	31	30	30	31
(In thousands)
Net income (loss)	$(289)	$3,532	$3,415	$3,836
Share-based compensation expense (i)	5,353	4,627	4,680	5,364
Depreciation and amortization expense	14,342	14,858	15,705	15,375
Acquisition-related transaction costs	1,192	762	871	710
Other expenses (ii)	—	186	585	430
Interest and other expenses, net	7,577	8,095	8,355	8,144
Provision (benefit) for income taxes	(165)	2,519	2,472	(391)
Adjusted EBITDA:	$28,010	$34,579	$36,083	$33,468

(i)

For the quarters ended March 31, June 30, September 30, and December 31, 2015, share-based compensation expense of approximately $469,000, $259,000, $259,000 and $239,000, respectively, is included in costs of revenues, and the remainder is included in SGA expenses. For the quarters ended March 31, June 30, September 30, and December 31, 2014, share-based compensation expense of approximately $694,000, $492,000, $444,000 and $421,000, respectively, is included in costs of revenues, and the remainder is included in SGA expenses.

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

Although we believe that our current cash and cash equivalents, funds available under our Amended and Restated Credit Facility and working capital facilities will be sufficient to meet our working capital and acquisition plans for at least the next 12 months, we may need to raise additional funds through the issuance of equity or convertible debt securities or increase borrowings to fund acquisitions. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. Additional financing may not be available or, if available, such financing may not be obtained on terms favorable to our stockholders and us.

Share Repurchase Program

In August 2011, we announced that the Board of Directors authorized the implementation of a share repurchase program to repurchase up to $20.0 million of outstanding shares of our common stock. The program calls for the repurchases to be made at management’s discretion in the open market or privately negotiated transactions, subject to cash requirements for other purposes, and other relevant factors, such as trading price, trading volume, general market and business conditions, and our compliance with certain covenants under our contractual obligations. There is no guarantee as to the exact number of shares, if any, that we may repurchase, and the Board of Directors may suspend or discontinue the repurchase program at any time. For the year ended December 31, 2011, we repurchased approximately 1,009,000 shares of common stock under the share repurchase program. These shares were repurchased at an average cost of $9.34 per share for a total cost of $9.4 million. For the year ended December 31, 2012, we repurchased approximately 39,000 shares of common stock under the share repurchase program. These shares were repurchased at an average cost of $9.91 per share for a total cost of $387,000. For the year ended December 31, 2011 and 2012, we reissued approximately 203,000 and 6,000 shares from treasury, respectively, to fund acquisitions completed in each of those years. There were no share repurchases or re-issuances for the years ended December 31, 2013 and 2014.

On November 3, 2015, our Board of Directors approved an increase in the previously authorized share repurchase program. The modified program authorizes us to repurchase up to $75.0 million of outstanding shares of our common stock, of which approximately $65.1 million was available at the time of the increase. For the year ended December 31, 2015, we repurchased approximately 800,000 shares of common stock under the share repurchase program. These shares were repurchased at an average cost of $26.58 per share for a total cost of $21.3 million. There were no share re-issuances for the year ended December 31, 2015.

Credit Facilities

Credit Facility

In November 2010, in conjunction with the IPO, we repaid $102.4 million of outstanding debt and terminated a credit facility.  This facility was replaced with a new senior secured revolving credit facility with Bank of America, N.A., as administrative agent and the other lenders party thereto (the “Senior Secured Revolving Credit Facility”), which following the exercises of the accordion feature in February 2011 and, subsequently in May 2011, and as amended and restated, provides for borrowings of up to $300.0 million. Further discussion of amendments during the years ending December 31, 2013, 2014 and 2015 follow below.

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

On April 16, 2015, we amended and restated the terms of our Senior Secured Revolving Credit Facility in connection with the offering of the Notes (See “Senior Unsecured Notes” below) pursuant to an amended and restated credit agreement (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provides for up to $300.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit). During the term of the Amended and Restated Credit Facility, we have the right, subject to compliance with the covenants specified in the Amended and Restated Credit Facility and the Notes, to increase the revolving extensions under the Amended and Restated Credit Facility to a maximum of $400.0 million. This amendment and restatement also extended the term of the Senior Secured Revolving Credit Facility for five years from the date of the amendment to April 2020.

Our obligations under the Amended and Restated Credit Facility are guaranteed by each of our existing and future direct and indirect domestic subsidiaries, and such obligations are secured by substantially all of the assets of us and our domestic subsidiaries; however, in the case of our foreign subsidiaries, no more than 65% of the capital stock of first-tier subsidiaries shall be pledged, and no assets will be encumbered by liens in favor of our lenders.

Borrowings under the Amended and Restated Credit Facility, bear interest, at either (i) LIBOR plus the applicable margin or (ii) a base rate (equal to the highest of (a) the federal funds rate plus 0.5%, (b) the Bank of America prime rate and (c) LIBOR (using a one-month period) plus 1.0%), plus the applicable margin, as we elect. The applicable margin means a percentage per annum determined in accordance with the following table:

Pricing Tier	Consolidated Leverage Ratio	Commitment Fee/Unused Line Fee	Letter of Credit Fee	Eurocurrency Rate Loans	Base Rate Loans
1	≥ 4.00 to 1.0	0.45%	2.75%	2.75%	1.75%
2	≥ 3.50 to 1.0 but <4.00 to 1.0	0.40%	2.50%	2.50%	1.50%
3	≥ 3.00 to 1.0 but <3.50 to 1.0	0.35%	2.25%	2.25%	1.25%
4	≥ 2.50 to 1.0 but <3.00 to 1.0	0.30%	2.00%	2.00%	1.00%
5	< 2.50 to 1.0	0.30%	1.75%	1.75%	0.75%

In the event of default, the outstanding indebtedness under the Amended and Restated Credit Facility will bear interest at an additional 2%.

The Amended and Restated Credit Facility contains restrictive covenants, including among other things financial covenants requiring us to not exceed a maximum consolidated senior secured leverage coverage ratio, a maximum total consolidated leverage ratio and to maintain a minimum consolidated fixed charge coverage ratio. The Amended and Restated Credit Facility also restricts our ability (subject to certain exceptions) to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and make other payments in respect of capital stock, make certain investments, sell assets, change its lines of business, enter into transactions with affiliates and other corporate actions. As of December 31, 2015, the Company was in compliance with the financial covenants in the Amended and Restated Credit Facility.

The Amended and Restated Credit Facility also includes events of default typical of these types of credit facilities and transactions, including, but not limited to, the nonpayment of principal, interest, fees or other amounts owing under the new Amended and Restated Credit Facility, the violation of covenants, the inaccuracy of representations and warranties, cross defaults, insolvency, certain ERISA events, material judgments and change of control. The occurrence of an event of default could result in the lenders not being required to lend any additional amounts and the acceleration of obligations under the new senior secured revolving credit facility, causing such obligations to be due and payable immediately, which could materially and adversely affect us.

As of December 31, 2015, we had no amount outstanding under the Amended and Restated Credit Facility, resulting in $300.0 million of undrawn commitments.

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

On June 28, 2013, UKIM entered into an amendment to extend the term of the existing UKIM SFA by 24 months from June 28, 2013, to amend the discount margin to 2.4% over Base Rate and to provide that payments by UKIM for certain non-working capital purposes are permitted under the UKIM SFA. Further, on April 16, 2015, UKIM entered into an amendment to extend the term of the existing UKIM SFA for an additional 36 months from the amendment date and to amend the discount margin to 2.05% over Base Rate (0.5% rate on December 31, 2015). The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of December 31, 2015, UKIM had $6.6 million outstanding under the working capital facility, resulting in approximately $835,000 in availability.

On May 12, 2011, Premex entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays provides Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bore a discount margin of 2.4% over Base Rate and served to finance Premex’s unpaid account receivables.  The working capital facility had a minimum term of 36 months.

On June 28, 2013, Premex entered into an amendment to extend the term of the existing Premex SFA by 24 months from June 28, 2013, and to provide that payments by Premex for certain non-working capital purposes are permitted under the Premex SFA. Further, on April 16, 2015, Premex entered into an amendment to extend the term of the existing Premex SFA for an additional 36 months from the amendment date and to amend the discount margin to 2.05% over Base Rate (0.5% rate on December 31, 2015). The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of December 31, 2015, Premex had $28.7 million outstanding under the working capital facility, resulting in approximately $10.6 million in availability.

Senior Unsecured Notes

On July 19, 2011, we closed a private offering of $250.0 million in aggregate principal amount of 9.0% senior notes due 2019 which were subsequently registered through a public exchange offer (the “Senior Unsecured Notes”). The Senior Unsecured Notes were issued at a price of 100% of their principal amount. A portion of the gross proceeds of $250.0 million were used to repay borrowings outstanding under our Senior Secured Revolving Credit Facility and pay related fees and expenses, and the remainder was used for general corporate purposes, including acquisitions.

On April 16, 2015, we closed a public offering of $500.0 million in aggregate principal amount of 5.625% senior notes due 2023 (the “Notes”). The Notes were issued at a price of 100% of their principal amount. The Notes are our senior obligations and are guaranteed by certain of our existing and future U.S. subsidiaries. The gross proceeds of $500.0 million were used to repay all of our outstanding borrowings under the Senior Secured Revolving Credit Facility, to redeem all of the Senior Unsecured Notes, to pay related fees and expenses, and for general corporate purposes, including acquisitions.

The Notes were issued under an indenture, dated as of April 16, 2015, as supplemented by a supplemental indenture dated April 16, 2015 (collectively, the “Indenture”), among the Guarantors, U.S. Bank, National Association, as trustee (the “Trustee”), and us. The Notes are our general senior unsecured obligations, and rank equally with our existing and future senior unsecured obligations and senior to all of our further subordinated indebtedness. The Notes accrue interest at a rate of 5.625% per year, payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing October 15, 2015. Interest accrues from the date of issuance of the Notes.

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

Cash Flow Summary

Cash and cash equivalents were $47.9 million at December 31, 2015 as compared with $9.8 million at December 31, 2014 and $12.8 million at December 31, 2013.

Our cash flows from operating, investing and financing activities, as reported in our Consolidated Financial Statements included elsewhere in this report, are summarized as follows (in thousands):

	For the years ended December 31,
	2013	2014	2015
Net cash provided by operating activities	$36,355	$45,199	$50,030
Net cash used in investing activities	(10,154)	(198,163)	(80,438)
Net cash provided by (used in) financing activities	(21,072)	150,478	69,815
Exchange rate impact on cash and cash equivalents	(927)	(592)	(1,293)
Net increase (decrease) in cash and cash equivalents	$4,202	$(3,078)	$38,114

Operating Activities. Net cash provided by operating activities was $50.0 million for the year ended December 31, 2015 as compared with net cash provided by operating activities of $45.2 million for the year ended December 31, 2014. Net cash provided by operating activities for 2015 consisted of our net income of $5.6 million and net non-cash charges of $95.8 million (principally including $55.7 million in depreciation and amortization, $22.3 million in share-based compensation and $18.6 million of the loss on early extinguishment of debt, partially offset by a net decrease in deferred income taxes of $7.0 million) offset by a net increase in working capital of approximately $52.0 million in 2015. The increase in working capital in 2015 primarily consisted of increases in accounts receivable in our U.K. business and decreases to accrued interest expense, offset by increased accounts payable and accrued expenses.

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

Investing Activities. Net cash used in investing activities was $80.4 million for the year ended December 31, 2015 as compared to net cash used in investing activities of $198.2 million for the year ended December 31, 2014.  The decreased use was due primarily to less acquisition activity than in 2014, offset by increased proceeds from foreign currency hedges.

Net cash used in investing activities was $198.2 million for the year ended December 31, 2014 as compared to net cash used in investing activities of $10.2 million for the year ended December 31, 2013.  The increased use was due primarily to increased acquisition activity and purchases of building, equipment and leasehold improvements in 2014.

Net cash used in investing activities was $10.2 million for the year ended December 31, 2013 as compared to net cash used in investing activities of $114.4 million for the year ended December 31, 2012.  The decrease was due primarily to reduced acquisition activity in 2013 and, to a lesser extent, proceeds from our foreign currency net investment hedges, offset by a slight increase in capital expenditures.

Financing Activities. Net cash provided by financing activities was $69.8 million for the year ended December 31, 2015 as compared to net cash provided by financing activities of $150.5 million for the year ended December 31, 2014.  This 2015 cash provision was primarily attributable to the net redemption and borrowings of our senior notes of $235.4 million and proceeds from the exercise of options and warrants of $14.4 million, offset by net repayments under our Senior Secured Revolving Credit Facility of $143.9 million, repayments of contingent earnout obligations of $5.1 million, the payment of deferred financing costs of $9.0 million and purchases of stock for treasury of $21.3 million.

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

Contractual Obligations and Commitments

Our contractual cash payment obligations as of December 31, 2015 are set forth below:

	Payments due by year ending December 31,
	Total	2016	2017	2018	2019	2020	Thereafter
	(In thousands)
Amounts outstanding under senior unsecured notes payable	$500,000	$—	$—	$—	$—	$—	$500,000

Operating leases	53,696	14,137	12,732	10,575	7,557	4,875	3,820

Amounts outstanding under working capital facilities	35,243	—	—	35,243	—	—	—

Totals:	$588,939	$14,137	$12,732	$45,818	$7,557	$4,875	$503,820

As of December 31, 2015, we leased our office spaces for our corporate locations in Atlanta, Georgia and New York, New York and also for our 67 service centers in various cities under non-cancelable lease agreements. We own an office facility in Sarasota, Florida and Buffalo, New York.

We have certain contractual obligations including various debt agreements with requirements to make interest payments. Amounts outstanding under the Notes are subject to a fixed interest rate of 5.625% and interest is expected to be $28.1 million annually with semi-annual payments that began in October 2015 and end in April 2023.  Additionally, certain amounts are subject to the level of borrowings in future periods and the interest rate for the applicable periods, and therefore the amounts of these payments are not determinable. Based upon amounts outstanding at December 31, 2015 and applicable interest rates currently of 2.55%, interest amounts are expected to be approximately $899,000 for the years ended December 31, 2016 and 2017, respectively, and approximately $262,000 for the year ended December 31, 2018.

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

We assume, that on average, all accounts receivable will be collected within one year and thus classify these as current assets; however, there are certain receivables, principally in the U.K., that have aged longer than one year as of December 31, 2014 and 2015, and we have recorded an estimate for those receivables that will not be collected within one year as long-term in the Consolidated Balance Sheets contained elsewhere in this report.

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

We performed our annual impairment review of goodwill in October 2015 and reviewed subsequent events through December 31, 2015 and determined that the fair value of our reporting units substantially exceed their carrying value, and goodwill was not impaired as of year end. Further, we believe that there have been no facts or circumstances through the date of this filing that indicate an impairment of goodwill or other intangible assets exists.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.

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

Our expected volatility assumptions are based upon the weighted average of our implied volatility, our mean reversion volatility and the median of our peer group’s most recent historical volatilities for 2013 and 2014 stock option grants. Our expected volatility assumptions are based on our weighted average implied volatility, our mean reversion volatility and the median of our peer group’s most recent historical volatilities for 2015 stock option grants. Expected life assumptions are based upon the “simplified” method for those options issued from 2013 to 2015, which were determined to be issued approximately at-the-money. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The following table summarizes the number of stock options granted and outstanding as of December 31, 2015 for the quarterly periods from January 1, 2013 through December 31, 2015, the per share exercise price of the stock options and estimated per share weighted average fair value of stock options:

Quarter ending	Number of shares subject to options granted and outstanding	Weighted average per share exercise price of options	Weighted average per share fair value of options (1)
March 31, 2013	95,801	$14.24	$6.63
June 30, 2013	23,169	$18.00	$8.39
September 30, 2013	40,833	$24.28	$11.52
December 31, 2013	37,798	$26.23	$12.61
March 31, 2014	346,104	$31.70	$15.60
June 30, 2014	5,000	$34.43	$16.58
September 30, 2014	123,050	$35.75	$17.21
December 31, 2014	32,500	$35.66	$17.17
March 31, 2015	30,000	$40.22	$19.37
June 30, 2015	5,000	$40.09	$19.30
September 30, 2015	—	$—	$—
December 31, 2015	—	$—	$—

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

Our financial assets and (liabilities), which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy as of December 31, 2014 and 2015 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Financial instruments:
Contingent consideration	$—	$—	$(6,587)	$(6,587)
Foreign currency derivative asset	—	272	—	272

As of December 31, 2015
Financial instruments:
Foreign currency derivative asset	$—	$848	$—	$848
Foreign currency derivative liability	—	(1,215)	—	(1,215)

The contingent consideration relates to earnout provisions recorded in conjunction with certain acquisitions completed in 2013 and 2014 (see Note 3 of the accompanying Consolidated Financial Statements). Of the total decrease in fair value of the contingent consideration of $6.6 million in 2015, $5.1 million was settled as cash consideration to satisfy installments related to a 2013 and 2014 acquisition, and the Company recorded $1.5 million in adjustments to the fair value of the obligation related to milestones which were not achieved, recorded to SGA expenses, offset by $162,000 recorded in interest and other expenses, net in the Consolidated Statements of Comprehensive Income (Loss) due to changes in the fair value of the contingent consideration and the remaining change is due to currency fluctuations.

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

Recently Adopted Accounting Pronouncements

In February 2013 the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update amends Accounting Standards Codification (ASC) Topic 220, “Comprehensive Income,” to require reporting entities to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, reporting entities will be required to present, either on the face of the statement of operations or in the footnotes to the financial statements, significant amounts reclassified from accumulated other comprehensive income by statement of operations line item. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. We adopted these provisions effective January 1, 2013 and the adoption of these provisions did not have a material impact on our financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”) which amends accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists. This new guidance requires entities, if certain criteria are met, to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. We adopted the provisions of this ASU in the first quarter of 2014 and adoption did not have a significant impact on our financial position, results of operations or cash flows.

In April 2014, the FASB issued ASU No. 2014-08, (Topic 205 and 360), “Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity” (“ASU 2014-08”) which amends the definition for what types of asset disposals are to be considered discontinued operations, and amends the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 also enhances the convergence of the FASB’s and the International Accounting Standard Board’s reporting requirements for discontinued operations. The amendments in this update are effective for fiscal periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. We adopted the provisions of this standard effective January 1, 2015, and the adoption of these provisions did not have a material impact on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations: Pushdown Accounting” (“ASU 2014-17”) which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period as a change in accounting principle in accordance with ASC Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 also requires an acquired entity that elects the option to apply pushdown accounting in its separate financial statements to disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. We have adopted the amendments in ASU 2014-17, effective November 18, 2014, as the amendments in the update are effective upon issuance. The adoption of ASU 2014-12 did not have a material impact on our financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for financial statements issued for interim and annual periods beginning after December 15, 2016. Earlier adoption is permitted for all entities as of the beginning of an interim or annual reporting period. This amendment may be applied either prospectively or retrospectively to all periods presented. We adopted the provisions of this ASU prospectively in the fourth quarter of 2015, and did not retrospectively adjust the prior periods. The adoption of this ASU will simplify the presentation of deferred income taxes and reduce complexity without decreasing the usefulness of information provided to users of our financial statements. The adoption of ASU 2015-17 did not have a significant impact on our financial position, results of operations or cash flows.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, (Topic 606): Revenue from Contracts with Customers (“ASU 2014-09”) which supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of this standard on our financial position, results of operations and cash flows.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-05”) which define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Currently, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. This going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. This ASU provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern and the related footnote disclosures. The amendments are effective for the year ending December 31, 2016, and for interim periods beginning the first quarter of 2017, with early adoption permitted. We plan to adopt the provisions for the year ending December 31, 2016 and will provide such disclosures as required if there are conditions and events that raise substantial doubt about our ability to continue as a going concern. We currently do not expect the adoption to have a material impact on our financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. The amendments in this update are effective for fiscal periods beginning on or after December 15, 2015, and interim periods within those fiscal years. We are currently evaluating the impact of this standard on our financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments” which requires that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this update are effective for fiscal periods beginning on or after December 15, 2015, and interim periods within those fiscal years. We plan to adopt the provisions for the year ending December 31, 2016, and we currently do not expect the adoption to have a material impact on our financial position, results of operations or cash flows.

There were various other accounting standards and interpretations issued during 2013, 2014 and 2015 we have not yet been required to adopt, none of which are expected to have a material impact on our financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure results primarily from fluctuations in interest rates, foreign exchange rates and inflation. In the normal course of business, we are exposed to market risks, including changes in interest rates and foreign exchange rates which affect our debt and cash flows. We may also face additional exchange rate risk in the future as we expand our business internationally.

Interest Rate Risk. As of December 31, 2015, we had cash and cash equivalents totaling approximately $47.9 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $33.0 million was held in the U.S. The U.S. amounts were insured under standard FDIC insurance coverage for deposit accounts up to $250,000, per depositor and account ownership category, at each separately insured depository institution.

Our outstanding debts of $35.2 million at December 31, 2015 related to indebtedness under our working capital facilities contain floating interest rates. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase in our variable rate debt would result in a decrease of approximately $352,000 in our annual pre-tax income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at December 31, 2015.

Foreign Exchange Risk. As of December 31, 2015, we have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. dollar, namely, the Canadian dollar, the Pound Sterling and the Australian dollar. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently hedge our exposure to foreign currency exchange rate fluctuations related to the Canadian dollar given that the net difference between foreign currency denominated revenue and expenses is immaterial. In the future, however, we may hedge such exposure to foreign currency exchange rate fluctuations in this currency.

Beginning in the second quarter of 2013, in order to protect against foreign currency exposure in our Australian operations, we entered into forward foreign currency contracts as a hedge of AUD $60.0 million of our net investment in Australia. Beginning in the third quarter of 2013, we also entered into forward foreign currency contracts as a hedge of £40.0 million of our net investment in the U.K. During the fourth quarter of 2015, we entered into a foreign exchange agreement to hedge an additional £35.0 million related to our investment in the U.K. concurrent with funding of our acquisition of Argent.

We settled certain of our hedge positions during 2013, 2014 and 2015 and received $1.4 million, $4.0 million and $7.7 million, respectively, in net proceeds. This amount was classified in accumulated other comprehensive income (loss) in our Consolidated Balance Sheet (see Note 2), offsetting the currency translation adjustment of the related net investment that is also recorded in accumulated other comprehensive income (loss), and is reported net of the effect of income taxes. As of December 31, 2015, we had a net liability of $367,000, with $1.2 million recorded in other current liabilities offset by $848,000 recorded in other current assets with the offsetting net unrealized loss being recorded in accumulated other comprehensive income (loss) in our Consolidated Balance Sheets associated with open forward foreign currency contracts which matured in January of 2016.

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

As of December 31, 2015 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

  (b) Management’s Annual Report on Internal Control Over Financial Reporting

The management of ExamWorks is responsible for establishing and maintaining adequate internal control over financial reporting, as such is defined in Rules 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. The Company’s internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

ExamWorks’ management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, using the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO 2013”). The objective of this assessment is to determine whether the Company’s internal control over financial reporting was effective as of December 31, 2015. ExamWorks’ management has concluded that, as of December 31, 2015, its internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles.

During 2015, the Company acquired ReliableRS, First Choice and Argent. Refer to Note 3 of the Notes to consolidated financial statements for additional information regarding these acquisitions. As permitted by related SEC Staff interpretive guidance for newly acquired businesses, the Company excluded the ReliableRS, First Choice and Argent acquisitions from management’s annual assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. These acquisitions constituted 7.0% of total assets as of December 31, 2015 and 1.4% of revenues for the year then ended. These businesses will be included in future evaluations of the effectiveness of the Company’s internal controls and procedures when these systems have been implemented in 2016.

KPMG LLP, the Company’s Independent Registered Public Accounting Firm, has audited the consolidated financial statements included in this Report containing the disclosure required by this Item and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. The report is included in Item 15(a) under the heading Report of Independent Registered Public Accounting Firm.

 (c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Description

ExamWorks Group, Inc. and Subsidiaries

2. Financial Statement Schedules.

The following Financial Statement Schedule for the Registrant is filed as part of this Report and should be read in conjunction with the Registrant’s Financial Statements:

Description

Schedule II – Valuation and Qualifying Accounts	62

(b)           Exhibits.

Exhibit Number	Title
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

2.3*

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

2.5*	Stock Purchase Agreement dated as of February 3, 2014, by and among Exam Works, Inc., G&L Intermediate Holdings, Inc., G&L Investment Holdings, Inc., ABRY Partners V, L.P. and ABRY Senior Equity II, L.P (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 4, 2014).

3.1.1	Amended and Restated Certificate of Incorporation of ExamWorks (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 11, 2011).

3.1.2	Second Amended and Restated Bylaws of ExamWorks (incorporated by reference to Exhibit 3.1 to Form 8-K filed October 30, 2013).

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

4.4

Indenture dated April 16, 2015, by and among ExamWorks Group, Inc. the Guarantors party thereto, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to Form 8-K filed with the Securities and Exchange Commission on April 17, 2015 and incorporated by reference herein).

4.5

Supplemental Indenture dated April 16, 2015, by and among ExamWorks Group, Inc. the Guarantors party thereto, and U.S. Bank National Association, as Trustee (including Form of 5.625% Note due 2023) (filed as Exhibit 4.1 to Form 8-K filed with the Securities and Exchange Commission on April 17, 2015 and incorporated by reference herein).

10.1.1++

Amended and Restated 2008 Stock Incentive Plan of the Registrant, effective as of July 12, 2010 (filed as Exhibit 10.2.1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.1.2++

Form of Stock Option Award Agreement (filed as Exhibit 10.2.2 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.1.3++

Form of Restricted Share Unit Award Agreement (filed as Exhibit 10.2.3 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.1.4++

Form of Restricted Share Award Agreement (filed as Exhibit 10.2.4 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.1.5++

First Amendment to ExamWorks Group, Inc. Amended and Restated 2008 Stock Incentive Plan (filed as Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on August 8, 2011 and incorporated by reference herein).

10.1.6++	Second Amendment to ExamWorks Group, Inc. Amended and Restated 2008 Stock Incentive Plan, as amended, effective as of May 12, 2015 (filed as Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on May 14, 2015 and incorporated by reference herein).

10.2.1

Stockholders’ Agreement, dated July 14, 2008, by and among ExamWorks Holdings, LLLP, the stockholders party thereto and ExamWorks, Inc. (filed as Exhibit 10.3.1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.2.2

Amendment to Stockholders’ Agreement, effective as of July 14, 2008, by and between ExamWorks Holdings, LLLP and ExamWorks, Inc. (filed as Exhibit 10.3.2 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.2.3

Second Amendment to Stockholders’ Agreement, dated as of March 12, 2010, by and among ExamWorks Inc., ExamWorks Holdings, LLLP and the stockholders party thereto (filed as Exhibit 10.3.3 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.3

Form of Warrant to purchase Common Stock, dated May 7, 2010 (filed as Exhibit 10.4 to Amendment No. 1 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2010 and incorporated by reference herein).

10.4

Registration Rights Agreement, dated May 7, 2010, by and among ExamWorks, Inc., Broadband Capital Management LLC and the officers and employees of Broadband Capital Management LLC party thereto (filed as Exhibit 10.5 to ExamWorks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2010 and incorporated by reference herein).

10.5

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

10.7.1

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

10.7.2

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

10.7.3

Second Amendment to Credit Agreement, dated as of July 7, 2011, by and among ExamWorks Group, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and Lenders party thereto (filed as Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on July 11, 2011 and incorporated by reference herein).

10.7.4

Third Amendment to Credit Agreement, dated as of February 27, 2012, by and among ExamWorks Group, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and Lenders party thereto (filed as Exhibit 10.19.4 to Form 10-K filed with the Securities and Exchange Commission on February 29, 2012 and incorporated by reference herein).

10.7.5

Fourth Amendment to Credit Agreement and Consent dated as of August 27, 2012, by and among ExamWorks Group, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and Lenders party thereto, amending Credit Agreement dated as of October 10, 2010 (as amended) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 31, 2012).

10.7.6

Fifth Amendment to Credit Agreement and Consent dated as of June 27, 2013, by and among ExamWorks Group, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and Lenders party thereto, amending Credit Agreement dated as of October 10, 2010 (filed as Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on July 28, 2013 and incorporated by reference herein).

10.7.7

Sixth Amendment to Credit Agreement and Consent dated as of February 3, 2014, by and among ExamWorks Group, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and Lenders party thereto (filed as Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on February 4, 2014 and incorporated by reference herein).

10.8	Amended and Restated Credit Agreement dated as of April 16, 2015, by and among ExamWorks Group, Inc., the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on April 17, 2015 and incorporated by reference herein).

10.9	First Amendment to Amended and Restated Credit Agreement dated as of June 1, 2015, by and among ExamWorks Group, Inc., the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on June 2, 2015 and incorporated by reference herein).

10.10

Sales Finance Agreement - Recourse Confidential Invoice Discounting Facility (UK Debts) dated May 12, 2011 by and between Barclays Bank PLC and Premex Services Limited (filed as Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on May 17, 2011 and incorporated by reference herein).

10.11

Amendment Letter, dated May 12, 2011, by and between Barclays Bank PLC and Premex Services Limited (filed as Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on May 17, 2011 and incorporated by reference herein).

10.12

Amendment Letter, dated June 28, 2013, by and among Premex Services Limited, Premex Services (Liverpool) Ltd and Barclays Bank PLC, amending Sales Finance Agreement dated May 12, 2011 (filed as Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on July 28, 2013 and incorporated by reference herein).

10.13

Sales Finance Agreement by and between UK Independent Medical Services Ltd and Barclays Bank PLC, dated September 29, 2010 (filed as Exhibit 10.23 to Form 10-K filed with the Securities and Exchange Commission on March 6, 2014 and incorporated by reference herein).

10.14

Amendment Letter, dated June 28, 2013, by and between UK Independent Medical Services Ltd and Barclays Bank PLC, amending Sales Finance Agreement dated September 30, 2010 (filed as Exhibit 10.3 to Form 8-K filed with the Securities and Exchange Commission on July 28, 2013 and incorporated by reference herein).

10.15	Amendment Letter, dated April 16, 2015, by and between UK Independent Medical Services Ltd and Barclays Bank PLC, amending Sales and Finance Agreement dated September 30, 2010 (filed as Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on April 17, 2015 and incorporated by reference herein).

10.16	Amendment Letter, dated April 16, 2015, by and between Barclays Bank PLC and Premex Services Limited, amending Sales Finance Agreement dated May 12, 2011 (filed as Exhibit 10.3 to Form 8-K filed with the Securities and Exchange Commission on April 17, 2015 and incorporated by reference herein).

21.1	List of subsidiaries of the Registrant

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

SCHEDULE II

EXAMWORKS GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

 (In thousands)

	Beginning Balance	Charged to Costs and Expenses	Deductions	Acquisitions	Ending Balance
Year ended December 31, 2013 Allowance for doubtful accounts	$4,359	4,751	(1,656)	(246)	7,208

Year ended December 31, 2014 Allowance for doubtful accounts	7,208	$5,727	$(3,004)	$—	$9,931

Year ended December 31, 2015 Allowance for doubtful accounts	$9,931	$7,059	$(4,803)	$—	$12,187

All financial statement schedules not listed are omitted because they are inapplicable or the requested information is shown in the financial statements of the Registrant or in the related notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2015 to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of February 2016.

EXAMWORKS GROUP, INC.

By:	/s/ J. Miguel Fernandez de Castro
J. Miguel Fernandez de Castro
Senior Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Perlman	Chairman of the Board and Director	February 26, 2016
Richard E. Perlman

/s/ James K. Price	Chief Executive Officer and	February 26, 2016
James K. Price	Director (Principal Executive Officer)

/s/ J. Miguel Fernandez de Castro	Chief Financial Officer and Senior Executive	February 26, 2016
J. Miguel Fernandez de Castro	Vice President (Principal Financial and
Accounting Officer)

/s/ Peter B. Bach	Director	February 26, 2016
Peter B. Bach

/s/ Peter M. Graham	Director	February 26, 2016
Peter M. Graham

/s/ J. Thomas Presby	Director	February 26, 2016
J. Thomas Presby

/s/ William A. Shutzer	Director	February 26, 2016
William A. Shutzer

/s/ David B. Zenoff	Director	February 26, 2016
David B. Zenoff

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ExamWorks Group, Inc.:

We have audited the accompanying consolidated balance sheets of ExamWorks Group, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2015, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule included in Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ExamWorks Group, Inc. and subsidiaries as of December 31, 2014 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ExamWorks Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia
February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ExamWorks Group, Inc.:

We have audited ExamWorks Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ExamWorks Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ExamWorks Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

ExamWorks Group, Inc. acquired ReliableRS, First Choice and Argent during 2015, and management excluded from its assessment of the effectiveness of ExamWorks Group, Inc.’s internal control over financial reporting as of December 31, 2015, ReliableRS’, First Choice’s and Argent’s internal control over financial reporting associated with 7.0% of total assets and 1.4% of total revenues included in the consolidated financial statements of ExamWorks Group, Inc. and subsidiaries as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of ExamWorks Group, Inc. also excluded an evaluation of the internal control over financial reporting of ReliableRS, First Choice and Argent.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ExamWorks Group, Inc. and subsidiaries as of December 31, 2014 and 2015, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Atlanta, Georgia
February 26, 2016

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2014	2015
Assets
Current assets:
Cash and cash equivalents	$9,751	$47,865
Accounts receivable, net	203,189	245,449
Prepaid expenses	13,805	16,809
Deferred tax assets	3,776	—
Other current assets	1,437	1,958
Total current assets	231,958	312,081
Property, equipment and leasehold improvements, net	15,726	20,145
Goodwill	495,679	508,297
Intangible assets, net	102,583	84,673
Long-term accounts receivable, less current portion	46,401	62,717
Deferred tax assets, noncurrent	29,682	50,405
Deferred financing costs, net	6,169	9,394
Other assets	1,946	3,969
Total assets	$930,144	$1,051,681
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,033	$60,599
Accrued expenses	53,978	60,748
Accrued interest expense	10,667	6,245
Deferred revenue	6,402	3,684
Current portion of contingent earnout obligation	4,473	—
Current portion of working capital facilities	40,396	—
Other current liabilities	6,950	9,056
Total current liabilities	179,899	140,332
Senior unsecured notes payable	250,000	500,000
Senior secured revolving credit facility and working capital facilities, less current portion	143,853	35,243
Long-term contingent earnout obligation, less current portion	2,114	—
Deferred tax liability, noncurrent	—	3,333
Other long-term liabilities	9,403	12,738
Total liabilities	585,269	691,646
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; Authorized 50,000 shares; no shares issued and outstanding at December 31, 2014 and December 31, 2015	—	—
Common stock, $0.0001 par value; Authorized 250,000 shares; issued 41,276 and 42,983 shares at December 31, 2014 and December 31, 2015, respectively	4	4
Additional paid-in capital	403,945	446,409
Accumulated other comprehensive loss	(14,376)	(26,003)
Accumulated deficit	(36,210)	(30,619)
Treasury stock, at cost; Outstanding 905 and 1,705 shares at December 31, 2014 and December 31, 2015, respectively	(8,488)	(29,756)
Total stockholders’ equity	344,875	360,035
Total liabilities and stockholders' equity	$930,144	$1,051,681

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share amounts)

	For the years ended December 31,
	2013	2014	2015

Revenues	$616,016	$775,615	$819,567
Costs and expenses:
Costs of revenues	405,329	497,038	536,494
Selling, general and administrative expenses	133,870	171,197	166,650
Depreciation and amortization	62,748	60,280	55,691
Total costs and expenses	601,947	728,515	758,835
Income from operations	14,069	47,100	60,732
Interest and other expenses, net:
Interest expense, net	29,531	31,977	33,918
Loss on early extinguishment of debt	—	—	18,619
Other expense, net	211	194	—
Gain on interest rate swap	(101)	—	—
Total interest and other expenses, net	29,641	32,171	52,537
Income (loss) before income taxes	(15,572)	14,929	8,195
Provision (benefit) for income taxes	(5,356)	4,435	2,604
Net income (loss)	$(10,216)	$10,494	$5,591

Comprehensive Income (Loss):
Net income (loss)	$(10,216)	$10,494	$5,591
Foreign currency translation adjustments, net of tax	(9,120)	(8,439)	(11,627)
Total comprehensive income (loss)	$(19,336)	$2,055	$(6,036)

Per share data:
Net income (loss) per share:
Basic	$(0.29)	$0.27	$0.14
Diluted	$(0.29)	$0.25	$0.13

Weighted average number of common shares outstanding:
Basic	35,315	38,656	41,111
Diluted	35,315	41,232	43,044

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Series A convertible preferred stock		Common stock		Treasury stock	Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Amount	capital	income (loss)	deficit	equity
Balances at December 31, 2012	—	$—	34,341	$3	$(8,488)	$285,938	$3,183	$(36,488)	$244,148
Issuance of common stock for the exercise of options and warrants	—	—	2,297	1	—	24,261	—	—	24,262
Issuance of common stock for services	—	—	290	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	17,187	—	—	17,187
Excess tax benefit on share-based compensation	—	—	—	—	—	6,610	—	—	6,610
Net loss	—	—	—	—	—	—	—	(10,216)	(10,216)
Other comprehensive income:	—	—		—	—		—
Foreign currency translation adjustments	—	—	—	—	—	—	(9,120)	—	(9,120)
Balances at December 31, 2013	—	$—	36,928	$4	$(8,488)	$333,996	$(5,937)	$(46,704)	$272,871
Issuance of common stock for the exercise of options and warrants	—	—	3,008	—	—	42,437	—	—	42,437
Issuance of common stock for services	—	—	435	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	18,225	—	—	18,225
Excess tax benefit on share-based compensation	—	—	—	—	—	9,287	—	—	9,287
Net loss	—	—	—	—	—	—	—	10,494	10,494
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	—	(8,439)	—	(8,439)
Balances at December 31, 2014	—	$—	40,371	$4	$(8,488)	$403,945	$(14,376)	$(36,210)	$344,875
Issuance of common stock for the exercise of options and warrants	—	—	1,182	—	—	14,423	—	—	14,423
Issuance of common stock for services	—	—	525	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	25,450	—	—	25,450
Excess tax benefit on share-based compensation	—	—	—	—	—	2,591	—	—	2,591
Net income	—	—	—	—	—	—	—	5,591	5,591
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	—	(11,627)	—	(11,627)
Stock repurchases under stock repurchase program	—	—	(800)	—	(21,268)	—	—	—	(21,268)
Balances at December 31, 2015	—	$—	41,278	$4	$(29,756)	$446,409	$(26,003)	$(30,619)	$360,035

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2013	2014	2015
Operating activities:
Net income (loss)	$(10,216)	$10,494	$5,591
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on interest rate swap	(101)	—	—
Depreciation and amortization	62,748	60,280	55,691
Amortization of deferred rent	(370)	(112)	577
Share-based compensation	17,157	20,024	22,289
Excess tax benefit related to share-based compensation	(6,610)	(9,287)	(2,591)
Provision for doubtful accounts	4,751	5,727	7,059
Amortization of deferred financing costs	2,191	2,317	1,793
Deferred income taxes	(18,021)	(19,546)	(7,027)
Loss on early extinguishment of debt	—	—	18,619
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(31,112)	(49,437)	(51,481)
Prepaid expenses and other current assets	(552)	(7,505)	(2,145)
Accounts payable and accrued expenses	15,625	31,642	10,623
Accrued interest expense	(487)	236	(4,422)
Deferred revenue and customer deposits	1,676	226	(2,069)
Other liabilities	(324)	140	(2,477)
Net cash provided by operating activities	36,355	45,199	50,030
Investing activities:
Cash paid for acquisitions, net	(3,318)	(187,402)	(75,235)
Purchases of building, equipment and leasehold improvements, net	(6,544)	(10,894)	(11,190)
Working capital and other settlements for acquisitions	(569)	(2,331)	(212)
Proceeds from foreign currency net investment hedges	1,421	4,006	7,698
Other	(1,144)	(1,542)	(1,499)
Net cash used in investing activities	(10,154)	(198,163)	(80,438)
Financing activities:
Borrowings under senior unsecured notes	—	—	500,000
Borrowings under senior secured revolving credit facility	142,473	299,255	25,478
Proceeds from the exercise of options and warrants	24,261	42,437	14,423
Excess tax benefit related to share-based compensation	6,610	9,287	2,591
Repayment of subordinated unsecured notes payable	(270)	(333)	—
Net borrowings (repayments) under working capital facilities	2,772	4,939	(3,362)
Payment of contingent earnout obligation	—	(4,362)	(5,064)
Payment of deferred financing costs	(172)	(263)	(9,035)
Payment for early redemption of senior unsecured notes	—	—	(14,618)
Purchases of stock for treasury	—	—	(21,268)
Repayments under senior secured revolving credit facility	(196,746)	(200,429)	(169,330)
Repayment of senior unsecured notes	—	—	(250,000)
Other	—	(53)	—
Net cash provided by (used in) financing activities	(21,072)	150,478	69,815
Exchange rate impact on cash and cash equivalents	(927)	(592)	(1,293)
Net increase (decrease) in cash and cash equivalents	4,202	(3,078)	38,114
Cash and cash equivalents, beginning of year	8,627	12,829	9,751
Cash and cash equivalents, end of year	$12,829	$9,751	$47,865

Supplemental disclosures of cash flow information:
Cash paid for interest	$27,495	$28,876	$36,364
Cash paid for income taxes	8,967	3,510	9,164

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2014 and 2015

(1)	Nature of Operations and Basis of Presentation

ExamWorks Group, Inc. (“ExamWorks” or the “Company”) is a leading provider of independent medical examinations (“IMEs”), peer and bill reviews, Medicare compliance, case management and other related services (“IME services” or the “IME industry”). ExamWorks, Inc. was incorporated as a Delaware corporation on April 27, 2007. Since 2008 through the date of this filing, ExamWorks completed 56 acquisitions. As of December 31, 2015, ExamWorks, Inc. operated out of 67 service centers serving all 50 United States, Canada, the United Kingdom and Australia.

The consolidated financial statements include the accounts of ExamWorks and its 100% owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

(2)	Summary of Significant Accounting Policies

(a)	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on certain assumptions which they believe are reasonable in the circumstances and actual results could differ from those estimates. The more significant estimates reflected in these consolidated financial statements include purchase price allocations, useful lives of intangible assets, potential impairment of goodwill and intangible assets, the allowance for doubtful accounts, the portion of accounts receivable deemed to be long term in nature, the valuation of deferred tax assets, the valuation of equity and share-based compensation and derivative instruments.

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

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2014 and 2015.

(d)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts owed to the Company for services provided in the normal course of business and are reported net of allowance for doubtful accounts, which amounted to $9.9 million and $12.2 million as of December 31, 2014 and 2015, respectively. Generally, no collateral is received from customers and additions to the allowance are based on ongoing credit evaluations of customers with general credit experience being within the range of management’s expectations. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off.  The Company assumes, that on average, all accounts receivable will be collected within one year and thus classifies these as current assets; however there are certain receivables, principally in the U.K., that have aged longer than one year as of December 31, 2014 and 2015, and the Company has recorded an estimate for those receivables that will not be collected within one year as long-term in the Consolidated Balance Sheets.

(e)	Concentrations of Credit Risk

The Company routinely assesses the financial strength of its customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. For the years ended December 31, 2013, 2014 and 2015, no individual customer accounted for more than 10% of revenues. At December 31, 2014 and December 31, 2015, there was an individual customer that accounted for approximately 14% of the accounts receivable balance.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2014 and 2015

As of December 31, 2015, the Company had cash and cash equivalents totaling approximately $47.9 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $33.0 million was held in the U.S. The U.S. amounts were insured under standard FDIC insurance coverage for deposit accounts up to $250,000, per depositor and account ownership category, at each separately insured depository institution.

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

In accordance with Impairment or Disposal of Long-Lived Assets, Subsections of Financial Accounting Standards Board (“FASB”) ASC Subtopic 360-10 (“ASC 360”),  Property, Plant, and Equipment — Overall , long-lived assets, such as equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models (using market participant assumptions), quoted market values and third-party independent appraisals, as considered necessary. At December 31, 2014 and 2015, no impairment was noted.

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

The Company performed its annual impairment review of goodwill in October of 2014 and 2015 and it was determined that the carrying amount of goodwill was not impaired as the fair value of the reporting units substantially exceeded their carrying values and there have been no subsequent developments that would indicate impairment exists as of December 31, 2015. The goodwill impairment review will continue to be performed annually or more frequently if facts and circumstances warrant a review.

ASC 350 also requires that intangible assets with definite lives be amortized over their estimated useful lives. Currently, customer relationships, trade names, covenants not-to-compete and technology are amortized using the straight-line method over estimated useful lives.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2014 and 2015

(i)	Deferred Financing Costs

In November 2010, the Company entered into a senior secured revolving credit facility with Bank of America N.A. (“Senior Secured Revolving Credit Facility”) (see Note 10). The Company has incurred deferred financing costs of $8.5 million associated with the Senior Secured Revolving Credit Facility, related amendments and restatements, of which $56,000, $263,000 and $1.4 million were incurred in the years ended December 31, 2013, 2014 and 2015, respectively.  In the second quarter of 2015, the Company amended and restated the Senior Secured Revolving Credit Facility in connection with the offering of the Notes as defined below, pursuant to an amended and restated credit agreement (the “Amended and Restated Credit Facility”), which resulted in a loss on extinguishment of debt of approximately $274,000 for the write-off of unamortized deferred financing costs in accordance with ASC topic 470,  Debt  (“ASC 470”).

Additionally, in July 2011, the Company closed a private offering of $250.0 million in aggregate principal amount of 9.0% senior notes due 2019, which were subsequently registered through a public exchange offer in 2012 (the “Senior Unsecured Notes”). The Company had incurred deferred financing costs of $7.1 million associated therewith, substantially all of which were incurred prior to the year ended December 31, 2013. In connection with the redemption of the Senior Unsecured Notes, as discussed below, the Company recorded debt extinguishment costs of $18.3 million of which $3.7 million related to unamortized deferred financing costs and $14.6 million related to a premium paid for the early redemption of the Senior Unsecured Notes.

In April 2015, the Company completed a public offering of $500.0 million in aggregate principal amount of 5.625% senior unsecured notes due 2023 (the “Notes”). The Notes were issued at a price of 100% of their principal amount. The Notes are senior obligations of ExamWorks and are guaranteed by certain of ExamWorks’ existing and future U.S. subsidiaries. A portion of the gross proceeds of $500.0 million were used to repay all outstanding borrowings under the Senior Secured Revolving Credit Facility, to redeem all of the Senior Unsecured Notes, to pay related fees and expenses, and for general corporate purposes, including acquisitions. The Company has incurred deferred financing costs of $7.5 million relating to this offering, all of which were incurred in the year ended December 31, 2015.

The deferred financing costs associated with the Senior Secured Revolving Credit Facility and the Notes are being amortized to interest expense over the five-year term of the facility, as amended, and the eight-year term of the notes, respectively, using the straight-line method, which approximates the effective interest method.

The Company amortized $2.2 million, $2.3 million and $1.8 million for the years ended December 31, 2013, 2014 and 2015, respectively, to interest expense.

(j)	Deferred Rents

The Company entered into various leases for offices that have certain escalation clauses or other features which require rental expense to be recognized on a straight-line basis over the life of the lease. As of December 31, 2014, and 2015, the deferred rent balance was $2.6 million and $3.2 million, respectively, and is included in other current and long-term liabilities in the accompanying Consolidated Balance Sheets.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2014 and 2015

Certain agreements with customers in the U.K. include provisions whereby collection of the amounts billed are contingent on the favorable outcome of the claim.  The Company has deemed these provisions to preclude revenue recognition at the time of performance, as collectability is not reasonably assured and the cash payments are contingent, and is deferring these revenues, net of estimated costs, until the case has been settled, the contingency has been resolved and the cash has been collected.   As of December 31, 2014 and 2015, the Company had $4.4 million and $2.7 million, respectively, in U.K. net deferred revenues associated with such agreements.

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

Marketing and advertising costs are expensed as incurred and amounted to $2.9 million, $3.4 million and $3.4 million for the years ended December 31, 2013, 2014 and 2015, respectively, and are included in selling, general and administrative ("SGA") expenses in the accompanying Consolidated Statements of Comprehensive Income (Loss).

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

December 31, 2013, 2014 and 2015

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

For the year ended December 31, 2013, the potentially dilutive securities include options, warrants, shares of restricted stock with a service restriction not yet satisfied and RSUs exercisable into 8.4 million shares of common stock, respectively. For the year ended December 31, 2013, all of the potentially dilutive securities were excluded from the calculation of shares applicable to loss per share, because their inclusion would have been anti-dilutive.

The following table sets forth basic and diluted net income per share computational data for the years ended December 31, 2014 and 2015 (amounts in thousands):

	Year ended December 31,
	2014	2015
Net income	$10,494	$5,591

Weighted average basic shares outstanding:
Common stock	38,656	41,111

Weighted average diluted shares outstanding:
Common stock	38,656	41,111
Dilutive securities (1)	2,576	1,933
Totals	41,232	43,044

(1)

For the years ended December 31, 2014 and 2015, the Company’s dilutive securities exclude options potentially exercisable in the future into 69,000 shares and 57,000 shares, respectively, because their inclusion would have been anti-dilutive.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2014 and 2015

The Company’s expected volatility assumptions are based upon the weighted average of the Company’s peer group median implied volatility, the Company’s mean reversion volatility and the median of the Company’s peer group’s most recent historical volatilities for 2013 and 2014 stock option grants. The Company’s expected volatility assumptions are based upon the weighted average of the Company’s implied volatility, the Company’s mean reversion volatility and the median of the Company’s peer group’s most recent historical volatilities for 2015 stock option grants. Expected life assumptions are based upon the “simplified” method as for those options issued from 2013 to 2015, which were determined to be issued approximately at-the-money. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The assumptions utilized for stock option grants during 2013, 2014 and 2015 were as follows:

	2013			2014			2015
Volatility	48.37	–	49.10%	48.59	–	49.27%		48.59%
Expected life (years)		6.00			6.00			6.00
Risk-free interest rate	0.97	–	1.73%	1.81	–	2.08%		2.01%
Dividend yield		—			—			—
Fair value	$6.63	–	12.61	$14.71	–	17.26	$19.30	–	19.37

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

In 2015, the Company issued approximately 35,000 stock option awards to employees.  The weighted average fair value of each stock option was $19.36 per option and the aggregate fair value was $678,000.  All of these awards vest over a three-year period.  Additionally, all these options could vest earlier in the event of a change in control or merger or other acquisition.  Share-based compensation expense related to stock option awards was $5.1 million for the year ended December 31, 2015, of which $1.2 million was included in costs of revenues and $3.9 million was recorded in SGA expenses.

At December 31, 2014 and 2015, the unrecognized compensation expense related to stock option awards was $8.9 million and $4.8 million, respectively, with a remaining weighted average life of 1.7 years and 1.3 years, respectively.

A summary of option activity for the years ended December 31, 2013, 2014 and 2015 follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2012	9,463,657	$11.76
Options granted	621,100	18.16
Options forfeited	(520,139)	15.38
Options exercised	(2,229,873)	10.85
Outstanding at December 31, 2013	7,334,745	$12.33
Options granted	629,775	32.72
Options forfeited	(204,348)	20.42
Options exercised	(2,794,225)	15.20
Outstanding at December 31, 2014	4,965,947	$12.96
Options granted	35,000	40.20
Options forfeited	(63,749)	22.75
Options exercised	(1,170,330)	12.19
Outstanding at December 31, 2015	3,766,868	$13.28	5.6	$53,865

Exercisable at December 31, 2015	3,328,227	$10.89	5.2	$53,368
Expected to vest after December 31, 2015	368,458	$31.45	7.4	$418

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2014 and 2015

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable. Options expected to vest are unvested shares net of expected forfeitures. The total intrinsic value of stock options exercised was approximately $26.7 million, $54.3 million and $31.1 million during the years ended December 31, 2013, 2014 and 2015, respectively.

There were approximately 4.7 million options exercisable as of December 31, 2013 with a per share weighted average exercise price of $11.29 per option and approximately 3.7 million options exercisable as of December 31, 2014 with a per share weighted average exercise price of $9.95 per option.

Restricted Stock and Restricted Stock Units

The Company has granted members of the Board of Directors, certain employees and outside consultants, time lapse restricted stock and RSUs which vest after a stipulated number of years from the grant date depending on the terms of the issue. The fair value of shares of restricted stock and RSUs is determined based upon the market price of the underlying common stock as of the date of grant. Time lapse restricted shares issued and RSUs vest over one to five-year periods. The agreements under which the restricted stock and RSUs are issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the stock plans have been satisfied. The restriction on a majority of these awards could expire earlier than the stipulated time frame in the event of a change in control or merger or other acquisition. Share-based compensation expense related to shares of restricted stock and RSUs was $4.0 million, $8.5 million and $17.2 million for the years ended December 31, 2013, 2014 and 2015, respectively, all of which is included in SGA expenses.

The following is a summary of restricted share and RSU activity for the years ended December 31, 2013, 2014 and 2015:

	Number of awards	Weighted average grant date fair value
Non-vested awards at December 31, 2012	189,412	$13.68
Awards granted	668,885	15.78
Awards vested	(77,513)	13.30
Awards forfeited	(26,570)	14.06
Non-vested awards at December 31, 2013	754,214	$15.57
Awards granted	573,818	34.08
Awards vested	(376,753)	17.39
Awards forfeited	(70,846)	33.00
Non-vested awards at December 31, 2014	880,433	$25.46
Awards granted	994,410	37.66
Awards vested	(524,569)	25.77
Awards forfeited	(34,752)	35.11
Non-vested awards at December 31, 2015	1,315,522	$34.30

The total fair value of vested RSUs and shares of restricted stock during the years ended December 31, 2013, 2014 and 2015 was $1.0 million, $6.6 million and $13.5 million, respectively. At December 31, 2014 and 2015, total unrecognized compensation costs related to non-vested restricted shares and RSUs was $15.6 million and $30.9 million, respectively, which is expected to be recognized over a weighted average period of 1.6 years and 1.9 years, respectively.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2014 and 2015

During the years ended December 31, 2013 and 2014, the Company recorded share-based compensation expense of $1.1 million and $3.3 million, respectively, related to annual incentive compensation plans established by the Compensation Committee of the Board of Directors, all of which was recorded in SGA expenses. The 2013 obligation was settled in February 2014 via the issuance of approximately 83,000 shares of restricted stock, and the 2014 obligation was settled in March 2015 via the issuance of approximately 122,000 shares of restricted stock. As performance metrics were not achieved for the year ended December 31, 2015, no share-based compensation expense was recorded, and no 2015 plan year obligation was recorded on the Consolidated Balance Sheets.

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

The Company’s financial assets and (liabilities), which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy at December 31, 2014 and 2015, and are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Financial instruments:
Contingent consideration	$—	$—	$(6,587)	$(6,587)
Foreign currency derivative asset	—	272	—	272

As of December 31, 2015
Financial instruments:
Foreign currency derivative asset	$—	$848	$—	$848
Foreign currency derivative liability	—	(1,215)	—	(1,215)

The contingent consideration relates to earnout provisions recorded in conjunction with certain acquisitions completed in 2013 and 2014 (see Note 3). Of the total decrease in fair value of the contingent consideration of $6.6 million in 2015, $5.1 million was settled as cash consideration to satisfy installments related to a 2013 and 2014 acquisition and the Company recorded $1.5 million in adjustments to the fair value of the obligation related to milestones which were not achieved, recorded to SGA expenses, offset by $162,000 recorded in interest and other expenses, net in the Consolidated Statements of Comprehensive Income (Loss) due to changes in the fair value of the contingent consideration and the remaining change is due to currency fluctuations.

The fair value of the foreign currency derivative was determined using observable market inputs such as foreign currency exchange rates and considers nonperformance risk of the Company and that of its counterparties.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2014 and 2015

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

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Foreign Currency Translation	Net investment hedge - foreign exchange contract	Total
Balance at December 31, 2013	$(6,420)	$483	$(5,937)
Change during 2014:
Before-tax amount	(16,923)	4,900	(12,023)
Tax (expense) benefit	5,522	(1,938)	3,584
Total activity in 2014	(11,401)	2,962	(8,439)
Balance at December 31, 2014	$(17,821)	$3,445	$(14,376)
Change during 2015:
Before-tax amount	(22,127)	7,060	(15,067)
Tax (expense) benefit	6,232	(2,792)	3,440
Total activity in 2015	(15,895)	4,268	(11,627)
Balance at December 31, 2015	$(33,716)	$7,713	$(26,003)

(u)	Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2013 the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update amends Accounting Standards Codification (ASC) Topic 220, “Comprehensive Income,” to require reporting entities to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, reporting entities will be required to present, either on the face of the statement of operations or in the footnotes to the financial statements, significant amounts reclassified from accumulated other comprehensive income by statement of operations line item. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted these provisions effective January 1, 2013 and the adoption of these provisions did not have a material impact on its financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”) which amends accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists. This new guidance requires entities, if certain criteria are met, to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The Company adopted the provisions of this ASU in the first quarter of 2014 and adoption did not have a significant impact on its financial position, results of operations or cash flows.

 EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2014 and 2015

In April 2014, the FASB issued ASU No. 2014-08, (Topic 205 and 360), “Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity” (“ASU 2014-08”) which amends the definition for what types of asset disposals are to be considered discontinued operations, and amends the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 also enhances the convergence of the FASB’s and the International Accounting Standard Board’s reporting requirements for discontinued operations. The amendments in this update are effective for fiscal periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company adopted the provisions of this standard effective January 1, 2015, and the adoption of these provisions did not have a material impact on its financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations: Pushdown Accounting” (“ASU 2014-17”) which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period as a change in accounting principle in accordance with ASC Topic 250, “Accounting Changes and Error Corrections”. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 also requires an acquired entity that elects the option to apply pushdown accounting in its separate financial statements to disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. The Company has adopted the amendments in ASU 2014-17, effective November 18, 2014, as the amendments in the update are effective upon issuance. The adoption of ASU 2014-17 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for financial statements issued for interim and annual periods beginning after December 15, 2016. Earlier adoption is permitted for all entities as of the beginning of an interim or annual reporting period. This amendment may be applied either prospectively or retrospectively to all periods presented. The Company adopted the provisions of this ASU prospectively in the fourth quarter of 2015, and did not retrospectively adjust the prior periods. The adoption of this ASU will simplify the presentation of deferred income taxes and reduce complexity without decreasing the usefulness of information provided to users of the Company’s financial statements. The adoption of ASU 2015-17 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, (Topic 606): Revenue from Contracts with Customers (“ASU 2014-09”) which supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of this standard on its financial position, results of operations and cash flows.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-05”) which define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Currently, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. This going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. This ASU provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern and the related footnote disclosures. The amendments are effective for the year ending December 31, 2016, and for interim periods beginning the first quarter of 2017, with early adoption permitted. The Company plans to adopt the provisions for the year ending December 31, 2016 and will provide such disclosures as required if there are conditions and events that raise substantial doubt about its ability to continue as a going concern. The Company currently does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2014 and 2015

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

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments” which requires that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this update are effective for fiscal periods beginning on or after December 15, 2015, and interim periods within those fiscal years. The Company plans to adopt the provisions for the year ending December 31, 2016 and currently does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.

There were various other accounting standards and interpretations issued during 2013, 2014 and 2015 the Company has not yet been required to adopt, none of which are expected to have a material impact on its financial position, results of operations or cash flows.

(3)	Acquisitions

ExamWorks operates in a highly fragmented industry and has completed 56 acquisitions since July 14, 2008 through the date of this filing. A key component of ExamWorks’ acquisition strategy is growth through acquisitions that expand its geographic coverage, that provide new or complementary lines of business, expand its portfolio of services and that increase its market share.

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

December 31, 2013, 2014 and 2015

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

In 2014, the Company completed the following individually insignificant acquisitions, as defined in SEC Regulation S-X Rule 3-05, with an aggregate purchase price of $194.8 million, comprised of $189.0 million cash consideration less cash acquired of $1.1 million, and $6.9 million of contingent consideration. In conjunction with these 2014 acquisitions, the Company incurred transaction costs of $1.6 million, of which $569,000 and $1.0 million was incurred in the years ended December 31, 2013 and 2014, respectively, and none of which were recorded in the year ended December 31, 2015. These amounts are reported in SGA expenses in the Company’s accompanying Consolidated Statements of Comprehensive Income (Loss). These acquisitions enhanced and expanded the presence of the service offerings of the Company.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2014 and 2015

The final allocation of consideration for these acquisitions is summarized as follows (in thousands):

	Preliminary purchase price allocation December 31, 2014	Adjustments/ reclassifications	Final purchase price allocation December 31, 2015
Equipment and leasehold improvements	886	—	886
Customer relationships	50,216	—	50,216
Tradename	10,342	—	10,342
Covenants not to compete	590	—	590
Technology	1,870	—	1,870
Goodwill	136,034	470	136,504
Net deferred tax liability associated with step-up in book basis	(9,041)	—	(9,041)
Assets acquired and liabilities assumed, net	3,785	(379)	3,406
Totals	194,682	91	194,773

In 2015, the Company finalized the purchase price allocation and recorded adjustments to working capital resulting in an increase in total consideration paid of $91,000. Goodwill of $116.5 million and other intangible assets of $36.7 million are expected to be deductible for U.S. federal income tax purposes, a portion of which are subject to the provisions of IRC Section 901(m) which contain foreign tax credit limitations.

(c)	2015 Acquisitions

In 2015, the Company completed the following individually insignificant acquisitions, as defined in SEC Regulation S-X Rule 3-05, with an aggregate purchase price of $75.4 million, comprised of $76.5 million cash consideration less cash acquired of $1.1 million. In conjunction with the 2015 acquisitions, the Company incurred aggregate transaction costs of $882,000, of which $135,000 and $747,000 was incurred in the years ended December 31, 2014 and 2015, respectively. These amounts are reported in SGA expenses in the Company’s accompanying Consolidated Statements of Comprehensive Income (Loss). These acquisitions enhanced and expanded the presence and service offerings of the Company.

Company name	Form of acquisition	Date of acquisition
ReliableRS (United States)	Substantially all of the assets and assumed certain liabilities	January 2, 2015
Landmark Exams & Maven Exams (United States)	Substantially all of the assets and assumed certain liabilities	April 14, 2015
Karen Rucas & Associates (Canada)	Substantially all of the assets and assumed certain liabilities	July 13, 2015
First Choice (United States)	Substantially all of the assets and assumed certain liabilities	October 30, 2015
Argent (United Kingdom)	Substantially all of the assets and assumed certain liabilities	November 23, 2015

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2014 and 2015

 The preliminary allocation of consideration for these acquisitions is summarized as follows (in thousands):

Preliminary purchase price allocation December 31, 2015
Equipment and leasehold improvements	$1,513
Customer relationships	28,530
Tradename	1,965
Covenants not to compete	182
Goodwill	24,296
Net deferred tax liability associated with step-up in book basis	(18)
Assets acquired and liabilities assumed, net	18,931
Total	$75,399

Goodwill of $24.1 million and other intangible assets of $30.4 million are expected to be deductible for U.S. federal income tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. The 2015 acquisitions contributed $16.6 million in revenues and $1.6 million in operating income for the year ended December 31, 2015.

(d)	Pro forma Financial Information

The following unaudited pro forma results of operations for the years ended December 31, 2014 and 2015 assume that the 2014 acquisitions were completed on January 1, 2013 and the 2015 acquisitions were completed on January 1, 2014.

For each of the years ended December 31, 2014 and 2015, the pro forma results include adjustments to reflect interest and other expenses of $3.3 million associated with the funding of the acquisitions assuming that acquisition related debt was incurred as referenced above.  In addition, incremental depreciation and amortization expense was recorded as if the acquisitions had occurred on the dates referenced above and amounted to $12.6 million and $7.2 million for the years ended December 31, 2014 and 2015, respectively.  Finally, adjustments of $7.7 million and $3.6 million were made to reduce SGA expenses for the years ended December 31, 2014 and 2015, respectively, principally related to certain salary and other personal  expenses attributable to the previous owners and employees of the acquired businesses.  These adjustments represent contractual reductions and are considered to be non-recurring and are not expected to have a continuing impact on the operations of the Company.

	Years ended December 31,
	2014	2015
	(In thousands, except per share data)
Pro forma revenues	$870,427	$864,826
Pro forma net income	11,405	5,103

Pro forma net income per share – basic	$0.30	$0.12
Pro forma net income per share – diluted	$0.28	$0.12

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective as of January 1 of the respective years or of future operations of the Company.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2014 and 2015

(4)	Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements at December 31, 2014 and 2015, consist of the following (in thousands):

	Estimated useful lives			December 31,
	(years)			2014	2015
Building		15		$2,554	$3,669
Computer and office equipment		3		19,160	23,162
Furniture and fixtures	3	to	5	4,274	5,051
Leasehold improvements	Lease term			4,836	6,272
				30,824	38,154
Less accumulated depreciation and amortization				15,098	18,009
Totals				$15,726	$20,145

Depreciation expense was $5.7 million, $6.5 million and $6.9 million for the years ended December 31, 2013, 2014 and 2015, respectively.

(5)	Goodwill and Intangible Assets

Goodwill by segment at December 31, 2014 and 2015 consists of the following (in thousands) (1):

	United States	Canada	United Kingdom	Australia	Total
Balance at December 31, 2013	$273,070	19,279	39,593	37,370	369,312
Goodwill acquired during the year	128,426	—	1,640	5,968	136,034
Adjustments to prior year acquisitions	64	—	(324)	—	(260)
Effect of foreign currency translation	—	(2,101)	(2,555)	(4,751)	(9,407)
Balance at December 31, 2014	401,560	$17,178	$38,354	$38,587	$495,679
Goodwill acquired during the year	10,742	222	13,332	—	24,296
Adjustments to prior year acquisitions	200	—	—	—	200
Effect of foreign currency translation	—	(2,036)	(2,258)	(7,584)	(11,878)
Balance at December 31, 2015	$412,502	$15,364	$49,428	$31,003	$508,297

(1)	Goodwill recorded in connection with certain tax benefits to be realized in the Company’s U.S. income tax returns has been reflected in the United States segment.

Intangible assets at December 31, 2014 and 2015, consist of the following (in thousands):

				December 31, 2014
	Estimated useful lives (months)			Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	40	to	60	$244,211	$(167,943)	$76,268
Tradenames	45	to	84	68,264	(45,901)	22,363
Covenants not to compete		36		6,761	(4,116)	2,645
Technology	24	to	40	9,188	(7,881)	1,307
Totals				$328,424	$(225,841)	$102,583

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2014 and 2015

				December 31, 2015
	Estimated useful lives (months)			Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	40	to	60	$263,293	$(199,266)	$64,027
Tradenames	45	to	84	68,172	(52,354)	15,818
Covenants not to compete		36		10,254	(6,047)	4,207
Technology	24	to	40	9,014	(8,393)	621
Totals				$350,733	$(266,060)	$84,673

The aggregate intangible amortization expense was $57.0 million, $53.8 million and $48.7 million for the years ended December 31, 2013, 2014 and 2015, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Amount
Years ended December 31:
2016	$41,461
2017	29,222
2018	10,147
2019	3,796
2020	47
Total	$84,673

(6)	Accrued Expenses

Accrued expenses at December 31, 2014 and 2015 consist of the following (in thousands):

	December 31,
	2014	2015
Accrued compensation and benefits	$15,041	$13,266
Accrued selling and professional fees	4,202	5,457
Accrued income, value added and other taxes	26,576	30,774
Accrued medical panel fees	4,391	7,598
Other accrued expenses	3,768	3,653
Totals	$53,978	$60,748

(7)	Stockholders’ Equity

(a) 2013 Transactions

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

December 31, 2013, 2014 and 2015

During the year ended December 31, 2013, the Company issued approximately 2,000 shares of common stock to settle vested restricted stock units granted in a prior year to an outside consultant as compensation for services to be provided during the year.  The Company recorded the expense related to these awards in SGA expenses over the requisite service period.

During the year ended December 31, 2013, the Company issued approximately 20,000 shares of restricted stock with an estimated fair value of $485,000 to the members of the Board of Directors as compensation for services to be provided in the upcoming year.  The Company recorded the expense related to these awards in SGA expenses over the one-year service period.

(b) 2014 Transactions

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

During the year ended December 31, 2014, the Company issued approximately 16,000 shares of restricted stock with a fair value of $555,000 to members of the Board of Directors as compensation for services to be provided during the next year. The Company recorded the expenses related to these awards in SGA expenses over the requisite service period.

During the year ended December 31, 2014, the Company issued approximately 238,000 shares of common stock to settle vested restricted stock units whose restrictions were lifted during the year. The Company recorded the expense related to these awards in SGA expenses over the requisite service period.

During the year ended December 31, 2014, the Company issued approximately 83,000 shares of restricted stock to certain officers and employees in settlement of its 2013 incentive compensation plan liability. The restriction on 50% of these shares was lifted on June 1, 2014 and the remaining restriction was lifted on June 1, 2015. The Company recorded the expenses related to these awards in SGA expenses over the requisiteservice period.

(c) 2015 Transactions

During the year ended December 31, 2015, the Company issued approximately 1.2 million shares of common stock to settle stock options exercised during the year.

During the year ended December 31, 2015, the Company issued approximately 20,000 shares of common stock to settle warrants exercised during the period.

During the year ended December 31, 2015, the Company issued approximately 91,000 shares of restricted stock with a fair value of $3.7 million to certain officers and employees for services to be provided during the next three years. The Company is recording the expense related to these awards in SGA expenses over the requisite service period.

During the year ended December 31, 2015, the Company issued approximately 16,000 shares of restricted stock with a fair value of $555,000 to members of the Board of Directors as compensation for services to be provided during the next year. The Company records the expenses related to these awards in SGA expenses over the requisite service period.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2014 and 2015

During the year ended December 31, 2015, the Company issued approximately 297,000 shares of common stock to settle vested restricted stock units whose restrictions were lifted during the year.

During the year ended December 31, 2015, the Company issued approximately 122,000 shares of restricted stock to certain officers and employees in settlement of its 2014 incentive compensation plan liability. The first 50% restriction on these shares was lifted on June 1, 2015 and the remaining 50% restriction will be lifted on June 1, 2016. The Company records the remaining expense related to these awards in SGA expenses over the remaining service period.

Repurchased shares of the Company’s common stock are held as treasury shares until they are reissued or retired. When the Company reissues treasury stock, if the value of the transaction is greater than the average price paid to acquire the shares, an increase in additional paid-in capital is recorded. Conversely, if the value of the transaction is less than the average price paid to acquire the shares, a decrease is recorded to additional paid-in capital to the extent of increases previously recorded for similar transactions, and a decrease is recorded in retained earnings for any remaining amount. During the year ended December 31, 2015, the Company repurchased approximately 800,000 shares of common stock under the share repurchase program. These shares were repurchased at an average cost of $26.58 per share for a total cost of $21.3 million. As of December 31, 2015, the Company has approximately 1.7 million shares of common stock held as treasury shares with an average value of $17.45 per share, and the ability to repurchase an additional $43.9 million in shares of its common stock.

(8)              Related Party Transactions

The previous and existing revolving credit facilities contain a provision requiring the Company to use a third party to perform financial due diligence for acquisitions exceeding a certain size. With the approval of the senior lender, the Company engaged RedRidge Finance Group (“RedRidge”) to assist it with financial due diligence and incurred $298,000, $426,000 and $450,000 in fees, respectively, pertaining to acquisition-related work performed during the years ended December 31, 2013, 2014 and 2015, respectively. P&P Investment, LLC (“P&P”), a company owned by Richard Perlman and James Price, the Chairman and Chief Executive Officer, respectively, of the Company, are minority owners of RedRidge. P&P, Mr. Perlman and Mr. Price had historically waived any right P&P had to any portion of the diligence fees paid by the Company to RedRidge. This waiver terminated as of August 1, 2013.

In June 2010, the Company entered into a lease agreement with Compass Partners, L.L.C. ("Compass") for corporate office space located at 655 Madison Avenue, 23rd Floor, New York, NY. Compass is an entity owned and controlled by Richard Perlman, the Company's Executive Chairman. Pursuant to the lease, which ran from April 1, 2010 through June 30, 2014 and continuing on a month to month basis thereafter, the Company paid Compass a rental fee of $10,080 per month in 2010, which fee was subject to increase commencing January 1, 2011 based on a proportionate pass through of base rent increases and increases for property taxes and building operating expenses. For the year ended December 31, 2013 and 2014, the Company made rental and related payments to Compass of $151,000 and $97,000, respectively. As of November 15, 2014, the Company no longer leased space from Compass.

(9)               Commitments and Contingencies

(a)               Lease Commitments

The Company and its subsidiaries lease office space and office related equipment under noncancelable operating leases with various expiration dates from 2016 through 2023.

Future minimum lease payments under the operating leases in each of the years subsequent to December 31, 2015 are as follows (in thousands):

Amount
Years ended December 31:
2016	$14,137
2017	12,732
2018	10,575
2019	7,557
2020	4,875
Thereafter	3,820
Total	$53,696

Related rent expense was $12.5 million, $17.0 million and $17.8 million for the years ended December 31, 2013, 2014 and 2015, respectively.

 EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2014 and 2015

(b)               Employee Benefit Plans

The Company and certain of its subsidiaries each sponsor separate voluntary defined contribution pension plans. The plans cover employees that meet specific age and length of service requirements. The Company and certain of its subsidiaries have various matching and vesting arrangements within their individual plans. For the years ended December 31, 2013, 2014 and 2015, the Company recorded $571,000, $970,000 and $1.2 million, respectively, in compensation expense related to these plans.

(10)             Long-Term Debt

Long-term debt at December 31, 2014 and 2015 consists of the following (in thousands):

	December 31,
	2014	2015
	(in thousands)
Senior Unsecured Notes Payable (a)	$250,000	$500,000
Senior Secured Revolving Credit Facility, Bank of America, N.A. (b)	143,853	—
Working capital facilities, Barclays (c)	40,396	35,243
	434,249	535,243
Less current portion	40,396	—
	$393,853	$535,243

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2014 and 2015

On April 16, 2015, the Company closed a public offering of the Notes. The Notes were issued at a price of 100% of their principal amount. The Notes are senior obligations of ExamWorks and are guaranteed by certain of ExamWorks’ existing and future U.S. subsidiaries. The gross proceeds of $500.0 million were used to repay all of the Company’s outstanding borrowings under the Senior Secured Revolving Credit Facility, to redeem all of the Senior Unsecured Notes, to pay related fees and expenses, and for general corporate purposes, including acquisitions.

The Notes were issued under an indenture, dated as of April 16, 2015, as supplemented by a supplemental indenture, dated April 16, 2015 (collectively, the “Indenture”), among the Company, the Guarantors and U.S. Bank, National Association, as trustee (the “Trustee”).  The Notes are the Company’s general senior unsecured obligations, and rank equally with the Company’s existing and future senior unsecured obligations and senior to all of the Company’s further subordinated indebtedness. The Notes accrue interest at a rate of 5.625% per year, payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing October 15, 2015. Interest accrues from the date of issuance of the Notes.

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

December 31, 2013, 2014 and 2015

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

On April 16, 2015, the Company entered into the Amended and Restated Credit Facility. The Amended and Restated Credit Facility provides for up to $300.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit). During the term of the Amended and Restated Credit Facility, the Company has the right, subject to compliance with the covenants specified in the Amended and Restated Credit Facility and the Notes, to increase the revolving extensions under the Amended and Restated Credit Facility to a maximum of $400.0 million. The term of the Amended and Restated Credit Facility was extended for five years from the date of the amendment to April 2020.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2014 and 2015

Borrowings under the Amended and Restated Credit Facility, as amended, bear interest, at either (i) LIBOR plus the applicable margin or (ii) a base rate (equal to the highest of (a) the federal funds rate plus 0.5%, (b) the Bank of America prime rate and (c) LIBOR (using a one-month period) plus 1.0%), plus the applicable margin, as the Company elects. The applicable margin means a percentage per annum determined in accordance with the following table:

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

The Amended and Restated Credit Facility contains restrictive covenants, including among other things financial covenants requiring the Company to not exceed a maximum consolidated senior secured leverage coverage ratio, a maximum total consolidated leverage ratio and to maintain a minimum consolidated fixed charge coverage ratio. The Amended and Restated Credit Facility also restricts the Company’s ability (subject to certain exceptions) to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and make other payments in respect of capital stock, make certain investments, sell assets, change its lines of business, enter into transactions with affiliates and other corporate actions.

On June 1, 2015 the Company entered into a first amendment to the Amended and Restated Credit Facility (“First Amendment”). The First Amendment amended the definition of “Change of Control” in the Amended and Restated Credit Facility.

As of December 31, 2015, the Company had no amount outstanding under the Amended and Restated Credit Facility, resulting in $300.0 million of undrawn commitments.

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

On June 28, 2013, UKIM entered into an amendment to extend the term of the existing UKIM SFA by 24 months from June 28, 2013, to amend the discount margin to 2.4% over Base Rate and to provide that payments by UKIM for certain non-working capital purposes are permitted under the UKIM SFA. Further, on April 16, 2015, UKIM entered into an amendment to extend the term of the existing UKIM SFA for an additional 36 months from the amendment date and to amend the discount margin to 2.05% over Base Rate (0.5% rate on December 31, 2015). The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Amended and Restated Credit Facility. As of December 31, 2015, UKIM had $6.6 million outstanding under the working capital facility, resulting in approximately $835,000 in availability.

On May 12, 2011, the Company’s indirect 100% owned subsidiary Premex Group Limited (“Premex”) entered into a Sales Finance Agreement (the “Premex SFA”) with Barclays, pursuant to which Barclays provides Premex a working capital facility of up to £26,500,000, subject to the terms and conditions of the Premex SFA. The working capital facility bore a discount margin of 2.4% over Base Rate and served to finance Premex’s unpaid account receivables.  The working capital facility had a minimum term of 36 months.

On June 28, 2013, Premex entered into an amendment to extend the term of the existing Premex SFA by 24 months from June 28, 2013, and to provide that payments by Premex for certain non-working capital purposes are permitted under the Premex SFA. Further, on April 16, 2015, Premex entered into an amendment to extend the term of the existing Premex SFA for an additional 36 months from the amendment date and to amend the discount margin to 2.05% over Base Rate (0.5% at December 31, 2015). The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Amended and Restated Credit Facility. As of December 31, 2015, Premex had $28.7 million outstanding under the working capital facility, resulting in approximately $10.6 million in availability.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2014 and 2015

As of December 31, 2015, future maturities of long-term debt were as follows (in thousands):

Amount
Years ended December 31:
2016	$—
2017	—
2018	35,243
2019	—
2020	—
Thereafter	500,000
Total	$535,243

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

In August 2008, in order to protect against interest rate exposure on its variable-rate debt, the Company entered into an interest rate swap to fix the interest rate applicable to certain of its variable-rate debt. The agreement swapped one-month LIBOR for a fixed interest rate of 4.36% with a notional amount of $4.8 million as of December 31, 2012. The interest rate swap agreement matured on July 15, 2013. The Company did not meet the criteria for hedge accounting under ASC 815, thus the difference between its amortized cost and its fair value resulted in an unrealized gain at December 31, 2013 of $101,000, and such amount was reported in interest and other expenses, net on the accompanying Consolidated Statements of Comprehensive Income (Loss).

Beginning in the second quarter of 2013, in order to protect against foreign currency exposure in its Australian operations, the Company entered into forward foreign currency contracts as a hedge of AUD $60.0 million of its net investment in Australia. Beginning in the third quarter of 2013, the Company also entered into forward foreign currency contracts as a hedge of £40.0 million of its net investment in the U.K. During the fourth quarter of 2015, the Company entered into a foreign exchange agreement to hedge an additional £35.0 million related to its investment in the U.K. concurrent with funding of the acquisition of Argent.

The Company settled certain of its hedge positions during 2013, 2014 and 2015 and received $1.4 million, $4.0 million and $7.7 million, respectively, in net proceeds. This amount was classified in accumulated other comprehensive income (loss) in the Company’s Consolidated Balance Sheet (see Note 2), offsetting the currency translation adjustment of the related net investment that is also recorded in accumulated other comprehensive income (loss), and is reported net of the effect of income taxes. As of December 31, 2015, the Company had a net liability of $367,000, with $1.2 million recorded in other current liabilities and $848,000 recorded in other current assets with the offsetting net unrealized loss being recorded in accumulated other comprehensive income (loss) in its Consolidated Balance Sheets associated with open forward foreign currency contracts which matured in January of 2016.

The Company does not enter into derivative transactions for speculative purposes.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2014 and 2015

(12)             Income Taxes

For financial reporting purposes, income before income taxes includes the following components:

	December 31,
	2013	2014	2015
United States	$(14,757)	$8,033	$(9,174)
Foreign	(815)	6,896	17,369
Total	(15,572)	14,929	8,195

The components of income tax expense (benefit) for the years ended December 31, 2013, 2014 and 2015 were as follows (in thousands):

	December 31,
	2013	2014	2015
Current:
Federal	$5,145	$16,081	$1,284
State	1,340	2,131	348
Foreign	6,180	5,769	7,999
	12,665	23,981	9,631
Deferred:
Federal	(10,026)	(13,175)	(1,998)
State	(2,156)	(1,291)	318
Foreign	(5,839)	(5,080)	(5,347)
	(18,021)	(19,546)	(7,027)

Income tax expense (benefit)	$(5,356)	$4,435	$2,604

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense (benefit) for the years ended December 31, 2013, 2014 and 2015 were as follows (in thousands):

	December 31,
	2013	2014	2015
Expected tax expense (benefit)	$(5,450)	$5,225	$2,869
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	(694)	712	464
Non-deductible items	240	896	981
Impact of foreign jurisdictions	433	(2,587)	(1,751)
Other	115	189	41
Income tax expense (benefit)	$(5,356)	$4,435	$2,604

The deferred tax assets (liabilities) as of December 31, 2014 and 2015 are as follows (in thousands):

	December 31,
	2014	2015
Deferred tax assets:
Allowance for doubtful accounts	$3,607	$3,937
Basis difference on intangible assets	7,623	22,555
Net operating loss carryforwards	2,334	386
Share-based compensation	10,462	11,326
Foreign currency translation	7,805	4,037
Tax credits	683	2,699
Other deferred tax assets	1,903	3,270
Total deferred tax assets	34,417	48,210
Deferred tax liabilities:
Basis difference of property and equipment	(227)	(485)
Cash to accrual and other method adjustments	(166)	(597)
Other deferred tax liabilities	(566)	(56)
Total deferred tax liabilities	(959)	(1,138)
Net deferred tax asset	33,458	47,072

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2014 and 2015

As of December 31, 2015, the Company had $13.9 million in U.S. Federal net operating losses, which begin to expire in 2034, $11.4 million in U.S. Foreign Tax Credits, which begin to expire in 2024, $22.0 million in state net operating losses, which begin to expire in 2028, $102,000 in U.S. AMT credits which begin to expire in 2030, and approximately $800,000 in foreign net operating losses in the Canada which begin to expire in 2030. As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities does not include certain deferred tax assets as of December 31, 2014, and December 31, 2015 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $6.3 million and $17.2 million, respectively, if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

Companies are required to assess whether a valuation allowance should be recorded against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” realization standard. In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. The Company has evaluated its deferred tax assets each reporting period, including an assessment of its cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. On the basis of this evaluation as of December 31, 2015, the Company has determined that a valuation allowance is not necessary.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2015, the Company has not made a provision for U.S. income tax or additional foreign withholding taxes with respect to accumulated earnings of foreign subsidiaries where the foreign investment of such earnings is essentially permanent in duration. Generally, such amounts would become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the tax cost of repatriating the cumulative undistributed taxable earnings of these foreign subsidiaries to the United States.

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

The following table summarizes the activity related to the unrecognized tax benefits for the years ended December 31, 2013, 2014 and 2015 (in thousands):

Balance at January 1, 2013	$327
Increase to prior year tax positions	28
Increase to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—
Decrease related to settlements	—
Balance at December 31, 2013	$355
Increase to prior year tax positions	1,238
Increase to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—
Decrease related to settlements	—
Balance at December 31, 2014	1,593
Increase to prior year tax positions	612
Increase to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	(281)
Decrease related to settlements	—
Balance at December 31, 2015	$1,924

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2014 and 2015

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Included in the unrecognized tax benefits noted above, the Company recorded penalties of $82,000 and $260,000 during the years ended December 31, 2013 and 2014, respectively and did not record any penalties during the year ended December 31, 2015. The Company recorded interest expense of $47,000, $94,000 and $21,000 during the years ended December 31, 2013, 2014 and 2015, respectively. As of December 31, 2014 and 2015, the Company had accrued penalties of $342,000 for each of the years ended, and accrued interest of $141,000 and $162,000, respectively.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. With few exceptions, as of December 31, 2015, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2010. The Company does not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next 12 months.

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

Information relating to the Company’s product groups (IMEs, peer review, bill review, Medicare compliance, case management and other related services) is as follows (in thousands):

Revenues:	For the years ended December 31,
	2013	2014	2015
IME and other related services (1)	$567,070	$674,229	$695,382
Peer and bill reviews, Medicare compliance and case management services (1)	48,946	101,386	124,185
Total revenues	$616,016	$775,615	$819,567

(1)

Includes the results of certain of the Company’s service centers acquired whose revenues are generated substantially through the indicated product group. Outside of this presentation, other product groups are not tracked within the Company’s financial systems. Additionally, other related services, which include any Medicare compliance services and case management services completed at the Company’s historic service centers in the periods presented, are not separately captured within the Company’s financial systems and have been included with IME services in the above presentation as separate presentation is not practicable. With the Company’s acquisition of Gould & Lamb in February 2014 and Ability Services Network and MedAllocators in June 2014, Medicare compliance services and case management services have been added to the presentation above. None of the individual services within the peer and bill reviews, Medicare compliance services and case management services category above represent more than 10% of consolidated revenues.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2014 and 2015

Information relating to the Company’s geographic segments is as follows (in thousands):

	United States	Canada	United Kingdom	Australia	Total
2013
Revenues	$374,817	$31,131	$143,418	$66,650	$616,016
Segment profit(1)	46,934	5,137	29,439	15,951	97,461
Depreciation and amortization expense	31,787	9,518	11,566	9,877	62,748
Capital expenditures	(3,197)	(19)	(1,781)	(1,547)	(6,544)
Total assets (3)	396,635	30,061	221,681	84,136	732,513
Long-lived assets (2)(3)	315,748	23,056	100,796	72,979	512,579

2014
Revenues	$468,419	$32,889	$189,755	$84,552	$775,615
Segment profit(1)	76,065	4,673	32,921	18,481	132,140
Depreciation and amortization expense	34,302	2,824	12,048	11,106	60,280
Capital expenditures	(7,687)	(37)	(1,254)	(1,916)	(10,894)
Total assets (3)	577,974	25,807	239,260	87,103	930,144
Long-lived assets(2)(3)	473,800	18,178	96,635	73,721	662,334

2015
Revenues	$511,324	$37,473	$190,204	$80,566	$819,567
Segment profit(1)	82,751	5,413	34,786	17,795	140,745
Depreciation and amortization expense	36,101	853	9,270	9,467	55,691
Capital expenditures	(7,171)	(248)	(1,380)	(2,390)	(11,190)
Total assets (3)	637,469	26,970	304,917	82,325	1,051,681
Long-lived assets(2)(3)	467,664	16,063	134,464	60,130	678,321

(1) For segment purposes, the Company defines “segment profit” as earnings before interest expenses, income taxes, depreciation and amortization, share-based compensation expenses, acquisition-related transaction costs and other expenses. A consolidated reconciliation from segment profit to income from operations is included below.

(2) Long-lived assets are noncurrent assets excluding deferred tax assets and deferred financing costs.

(3) Total assets and long-lived assets include goodwill. Goodwill recorded in connection with certain tax benefits to be realized in the Company’s U.S. income tax returns has been reflected in the United States segment.

A reconciliation of segment profit to consolidated income from operations is as follows (in thousands):

	2013	2014	2015
Segment Profit	$97,461	$132,140	$140,745
Depreciation and amortization	(62,748)	(60,280)	(55,691)
Share-based compensation expense	(17,157)	(20,024)	(22,289)
Acquisition-related transaction costs	(2,134)	(3,535)	(2,421)
Other expenses	(1,353)	(1,201)	388
Income from operations	$14,069	$47,100	$60,732

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2014 and 2015

(14)             Condensed Consolidating Financial Information of Guarantor Subsidiaries

The Company has outstanding certain indebtedness that is guaranteed by all of its U.S. subsidiaries. However, the indebtedness is not guaranteed by the Company’s foreign subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis, and are full and unconditional. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of December 31, 2014 and 2015, and for the three years ended December 31, 2015 is presented below. The Company (issuer of the Senior Unsecured Notes, and subsequently the Notes in April of 2015) was formed in June 2010 to implement a holding company organizational structure. As a result, all operating activities are conducted through the Company’s 100% owned subsidiaries.

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

December 31, 2013, 2014 and 2015

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

Condensed Consolidating Statement of Operations

for the year ended December 31, 2015

(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals
Revenues	$511,324	$308,243	$—	$—	$819,567
Costs and expenses:
Costs of revenues	346,733	189,761	—	—	536,494
Selling, general and administrative expenses	91,064	75,586	—	—	166,650
Depreciation and amortization	36,101	19,590	—	—	55,691
Total costs and expenses	473,898	284,937	—	—	758,835
Income from operations	37,426	23,306	—	—	60,732
Interest and other expenses, net	46,600	5,937	—	—	52,537
Income (loss) before income taxes	(9,174)	17,369	—	—	8,195
Provision (benefit) for income taxes	(49)	2,653	—	—	2,604
Net income (loss) before earnings of consolidated subsidiaries	$(9,125)	$14,716	$—	$—	$5,591
Net income (loss) of consolidated subsidiaries	14,716	—	14,716	(29,432)	—
Net income (loss)	$5,591	$14,716	$14,716	$(29,432)	$5,591

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2014 and 2015

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2014 and 2015

Condensed Consolidating Balance Sheet as of December 31, 2015

(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$33,011	$14,854	$—	$—	$47,865
Accounts receivable, net	68,896	176,553	—	—	245,449
Intercompany receivable	57,394	—	6,245	(63,639)	—
Prepaid expenses	10,398	6,411	—	—	16,809
Other current assets	848	1,110	—	—	1,958
Total current assets	170,547	198,928	6,245	(63,639)	312,081
Property, equipment and leasehold improvements, net	12,695	7,450	—	—	20,145
Investment in subsidiaries	280,114	—	800,743	(1,080,857)	—
Intercompany notes receivable	174,421	—	174,421	(348,842)	—
Goodwill	398,045	110,252	—	—	508,297
Intangible assets, net	46,423	38,250	—	—	84,673
Long-term accounts receivable, less current portion	—	62,717	—	—	62,717
Deferred tax assets, noncurrent	47,363	3,042	—	—	50,405
Deferred financing costs, net	9,290	104	—	—	9,394
Other assets	725	3,244	—	—	3,969
Total assets	$1,139,623	$423,987	$981,409	$(1,493,338)	$1,051,681
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$24,072	$36,527	$—	$—	$60,599
Intercompany payable	6,245	57,394	—	(63,639)	—
Accrued expenses	13,150	47,598	—	—	60,748
Accrued interest expense	—	—	6,245	—	6,245
Deferred revenue	138	3,546	—	—	3,684
Other current liabilities	3,383	5,673	—	—	9,056
Total current liabilities	46,988	150,738	6,245	(63,639)	140,332
Senior unsecured notes payable	—	—	500,000	—	500,000
Senior secured revolving credit facility and working capital facilities, less current portion	—	35,243	—	—	35,243
Intercompany notes payable	174,421	174,421	—	(348,842)	—
Deferred tax liability, noncurrent	—	3,333	—	—	3,333
Other long-term liabilities	2,950	9,788	—	—	12,738
Total liabilities	224,359	373,523	506,245	(412,481)	691,646
Commitments and contingencies
Stockholders’ equity (deficit)	915,264	50,464	475,164	(1,080,857)	360,035
Total liabilities and stockholders' equity (deficit)	$1,139,623	$423,987	$981,409	$(1,493,338)	$1,051,681

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2014 and 2015

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

December 31, 2013, 2014 and 2015

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2014 and 2015

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2015

(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals
Net cash provided by operating activities	$30,000	$20,030	$—	$—	$50,030
Investing activities:
Cash paid for acquisitions, net	(22,697)	(52,538)	—	—	(75,235)
Purchases of building, equipment and leasehold improvements, net	(7,171)	(4,019)	—	—	(11,190)
Working capital and other settlements for acquisitions	(181)	(31)	—	—	(212)
Proceeds from foreign currency net investment hedges	7,698	—	—	—	7,698
Other	(1,499)	—	—	—	(1,499)
Net cash used in investing activities	(23,850)	(56,588)	—	—	(80,438)
Financing activities:
Borrowings under senior unsecured notes	—	—	500,000	—	500,000
Borrowings under senior secured revolving credit facility	—	—	25,478	—	25,478
Proceeds from the exercise of options and warrants	—	—	14,423	—	14,423
Excess tax benefit related to share-based compensation	—	—	2,591	—	2,591
Net borrowings under working capital facilities	—	(3,362)	—	—	(3,362)
Payment of contingent earnout obligation	—	(5,064)	—	—	(5,064)
Payment of deferred financing costs	—	(144)	(8,891)	—	(9,035)
Payment for early redemption of senior unsecured notes	—	—	(14,618)	—	(14,618)
Purchases of stock for treasury	—	—	(21,268)	—	(21,268)
Repayment under senior secured revolving credit facility	—	—	(169,330)	—	(169,330)
Repayments under senior unsecured notes	—	—	(250,000)	—	(250,000)
Intercompany notes and investments and other	26,472	51,913	(78,385)	—	—
Net cash provided by financing activities	26,472	(43,343)	—	—	69,815
Exchange rate impact on cash and cash equivalents	—	(1,293)	—		(1,293)
Net increase in cash and cash equivalents	32,622	5,492	—	—	38,114
Cash and cash equivalents, beginning of year	389	9,362	—	—	9,751
Cash and cash equivalents, end of year	$33,011	$14,854	$—	$—	$47,865

(15)               Subsequent Events

On January 8, 2016, the Company acquired ABI Document Support Services Inc., (“ABI”), pursuant to an Agreement and Plan of Merger for $62.0 million in cash. The Company financed the transaction through available cash on hand as well as proceeds from its Amended and Restated Credit Facility.

On January 19, 2016, the Company acquired 100% of the issued and outstanding shares of capital stock of Advanced Medical Reviews, Inc., a California corporation (“AMR”) for $30.0 million in cash and, additionally, up to an aggregate of $9.8 million in earnout payments to be made by ExamWorks based on a percentage of the revenues recognized from a new AMR client contract during the period from March 1, 2016 through February 28, 2017 and from March 1, 2017 through February 28, 2018. ExamWorks financed the transaction through available cash on hand as well as proceeds from its Amended and Restated Credit Facility.