Form 10-K/A
period 2015-12-31
ExamWorks Group, Inc.
filed 2016-04-29
CIK 1498021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-K/A

Amendment No. 1

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

ExamWorks Group, Inc. had 41,050,000 shares of Common Stock outstanding as of February 16, 2016.

EXPLANATORY NOTE

ExamWorks Group, Inc. (the “Company,” “ExamWorks,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”) filed on February 26, 2016 with the Securities and Exchange Commission (the “SEC”) solely for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934. We will not file our definitive proxy statement within 120 days of our fiscal year ended December 31, 2015 and therefore, we are amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. The reference on the cover of the Annual Report to the incorporation by reference to portions of our definitive proxy statement into Part III of the Annual Report is hereby deleted. Except as otherwise expressly noted, this Form 10-K/A does not reflect events occurring after the February 26, 2016 filing of our Annual Report nor does it modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART III

Item 10.	Directors, Executive Officers and Corporate Governance	1
Item 11.	Executive Compensation	5
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	16
Item 13.	Certain Relationships and Related Transactions, and Director Independence	20
Item 14.	Principal Accounting Fees and Services	21

PART IV

Item 15.	Exhibits, Financial Statement Schedules	22

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS

The information presented includes information each continuing director has provided us about his age (as of April 29, 2016), all positions he holds, his principal occupation and business experience for the past five years and the names of other publicly-held companies for which he currently serves as a director or has served as a director during the past five years.

Our board of directors consists of three classes of directors, each serving staggered three-year terms. Class I directors will serve until the Annual Meeting of Stockholders to be held in 2017, Class II directors will serve until the Annual Meeting of Stockholders to be held in 2018 and Class III directors will serve until the Annual Meeting of Stockholders to be held in 2016.

Name	Age	Class
Richard E. Perlman	69	Class III
James K. Price	58	Class III
Peter B. Bach	51	Class II
Peter M. Graham	61	Class II
J. Thomas Presby	76	Class I
William A. Shutzer	69	Class II
David B. Zenoff	78	Class I

Richard E. Perlman has been our Executive Chairman since August 12, 2010. Previously, Mr. Perlman served as our Co-Chairman of the Board, Co-Chief Executive Officer and a director from July 2008. Mr. Perlman currently serves on the board of directors of the ONE Group, Inc., and is a Trustee of the James Beard Foundation. Mr. Perlman is also the President of Compass Partners, L.L.C., a merchant banking and financial advisory firm he founded in 1995 that specializes in middle market companies and corporate restructuring. Mr. Perlman served as Chairman and Director of TurboChef Technologies, Inc., a commercial food equipment manufacturer, from October 2003 until January 2009, when TurboChef was acquired by The Middleby Corporation. Mr. Perlman was the Chairman of PracticeWorks, Inc., a dental software company, from March 2001 until its acquisition by The Eastman Kodak Company in October 2003. Mr. Perlman also served as Chairman and Treasurer of AMICAS, Inc. (formerly VitalWorks Inc.), a software company specializing in healthcare practice management, from January 1998 and as a Director from March 1997 until the completion of the spin-off of PracticeWorks, Inc. in March 2001. Prior to this time, Mr. Perlman was involved in the acquisition and operation of several private companies in the home furnishings, automobile replacement parts and real estate industries where he was a principal and Chief Executive Officer. Mr. Perlman is on the Advisory Board of The Wharton School’s Undergraduate Executive Board and The Wharton School Entrepreneurship Program, and is the sponsor of The Perlman Grand Prize for the winner of The Annual Wharton School Business Plan Contest. Mr. Perlman received a B.S. in Economics from the Wharton School of the University of Pennsylvania and an M.B.A. from Columbia University Graduate School of Business.

We believe Mr. Perlman’s qualifications to serve on our Board include his expertise in business and corporate strategy, his current and prior experience serving in director and senior management roles at public companies, his knowledge regarding the Company and its industry and his experience as a merchant banker and financial advisor.

James K. Price has been our Chief Executive Officer since August 12, 2010 and a director since July 2008. Previously, Mr. Price served as our Co-Chairman of the Board and Co-Chief Executive Officer from July 2008. From October 2003 to January 2009, Mr. Price served as President, Chief Executive Officer and director of TurboChef Technologies, Inc. Mr. Price served as President, Chief Executive Officer and a director of PracticeWorks, Inc. from March 2001 until its acquisition by The Eastman Kodak Company in October 2003. Mr. Price was a co-founder of AMICAS, Inc. (formerly VitalWorks Inc.) and served as its Executive Vice President and Secretary from July 1997 until the completion of the spin-off of PracticeWorks, Inc. in March 2001. Mr. Price has served as an executive officer of American Medcare and also co-founded and was an executive officer of International Computer Solutions, which companies both provided healthcare software systems and information services and were acquired by VitalWorks Inc. Mr. Price sits on the Board of Directors of several privately-held companies and non-profit organizations. Mr. Price holds a B.A. in marketing from the University of Georgia.

We believe Mr. Price’s qualifications to serve on our Board include his expertise in business and corporate strategy, his prior experience at public companies, including with respect to acquisition transactions and operations, and his knowledge regarding the Company and its industry.

Peter B. Bach has been a director of the Company since July 2010. Dr. Bach is also an attending physician for the Department of Medicine, Memorial Hospital for Cancer and Allied Diseases, and holds a Full Member academic position with Memorial Sloan-Kettering Cancer Center. He is board certified in Internal Medicine, and board eligible in Pulmonary Medicine and Critical Care Medicine. Dr. Bach is a former member of the working group on HIT for the President’s Council of Advisors on Science and Technology and a member of the World Economic Forum council on Digital Health. From February 2005 to November 2006, Dr. Bach served as the Senior Advisor to the Administrator of the Centers for Medicare and Medicaid Services. From October 2004 to September 2009, Dr. Bach was an associate attending physician for the Department of Medicine, Memorial Hospital for Cancer and Allied Diseases and held an Associate Member academic position with Memorial Sloan-Kettering Cancer Center. Dr. Bach has been a licensed physician in Illinois from June 1995 to June 1997 and in New York since October 1998. Dr. Bach received a B.A. in English and American Literature from Harvard University, an M.D. from the University of Minnesota, and an M.A. in Public Policy from the Harris School of Public Policy at the University of Chicago.

We believe Dr. Bach’s qualifications to serve on our Board include his extensive background in clinical medicine and medical policy.

Peter M. Graham has been a director of the Company since September 2010. Mr. Graham is currently the Chairman of the Board of Seventh Generation, Inc., a privately-held consumer products company, a position he has held since 2000. From November 1998 to November 2010, Mr. Graham was also a director of Alloy, Inc., a media and marketing programs provider, where, prior to such provider going private, he served as chair of the audit and compensation committees, two committees on which Mr. Graham also serves for the Company. From 1994 through December 2004, Mr. Graham held various positions with Ladenburg Thalmann Group Inc., an investment banking organization, including Principal, President, Vice Chairman and Managing Director of its principal subsidiary, Ladenburg Thalmann & Co. Inc. Mr. Graham joined Ladenburg Thalmann & Co. Inc. in 1976 after having attended the Wharton School of Business at the University of Pennsylvania.

We believe Mr. Graham’s qualifications to serve on our Board include his key experience within the investment banking industry, and extensive knowledge of finance and capital markets.

J. Thomas Presby has been a director of the Company since June 2009. In June 2002, Mr. Presby retired as a partner with Deloitte Touche Tohmatsu, an international accounting and consulting firm. Over a period of 30 years, Mr. Presby held many positions with Deloitte in the U.S. and abroad, including deputy chairman and chief operating officer from January 1995 until his retirement. Mr. Presby currently serves as a director and audit committee member of First Solar, Inc. and World Fuel Services Corporation. Mr. Presby served as a director of Invesco Ltd. from November 2005 to May 2015, Tiffany & Co. from November 2003 to May 2012, PracticeWorks, Inc. from June 2002 to October 2003, and GreenPoint Financial Corporation from January 2003 to October 2004. From December 2003 to January 2009, Mr. Presby was a director of TurboChef Technologies, Inc., and from December 2005 to January 2011, Mr. Presby was a director of American Eagle Outfitters Inc. The National Association of Corporate Directors named Mr. Presby one of America’s Top 100 directors for 2011. Mr. Presby received a B.S. in Electrical Engineering from Rutgers University, and an M.S. in Industrial Administration from the Carnegie Mellon University Graduate School of Business. Mr. Presby is a Certified Public Accountant in New York and Ohio.

We believe Mr. Presby’s qualifications to serve on our Board include his extensive experience at the highest levels of finance and accounting, having served for three decades as a partner, as well as in positions of senior management (including Chief Operating Officer), at one of the world’s largest accounting firms. Mr. Presby has served as chair of the audit committee of a number of public companies, a role which he also fulfills for ExamWorks, where he is recognized by the Board as its audit committee financial expert. The Board has determined that Mr. Presby’s simultaneous service on three audit committees does not and will not impair his ability to effectively serve as the chair of our audit committee.

William A. Shutzer has been a director of the Company since July 2010. Mr. Shutzer currently serves as a Senior Managing Director of Evercore Partners, an investment banking and private equity firm, a position he has held since April 2004. Mr. Shutzer is also a member of the Board of Directors of Tiffany & Co. He has also served as a director of the following public companies during the past ten years: American Financial Group (2003-2006); CSK Auto (2002-2008); TurboChef Technologies (2003-2009); and MecklerMedia Corp. (formerly known as WebMedia Brands, Inc.) (2000-2014). Prior to his position at Evercore, he served as a Managing Director of Lehman Brothers, an investment banking firm, from October 2000 through December 2003, a Partner at Thomas Weisel Partners LLC, a merchant banking firm, from September 1999 through June 2000, Chairman of Investment Banking of ING Baring Furman Selz LLC, an investment banking and brokerage firm, from January 1998 through June 1999, President of Furman Selz Inc., an investment banking and brokerage firm, from October 1996 through December 1997, Executive Vice President of Furman Selz, Inc., from March 1994 through September 1996 and as a Managing Director of Lehman Brothers and its predecessors from September 1978 through February 1994. Mr. Shutzer received both his B.A. and M.B.A. degrees from Harvard University.

We believe Mr. Shutzer’s qualifications to serve on our Board include his knowledge of and experience in finance, investment banking, investor relations and corporate strategy.

David B. Zenoff has been a director of the Company since July 2010. Dr. Zenoff is also President of David B. Zenoff and Associates, Inc., a strategy and administrative practices firm he founded in 1973. Dr. Zenoff currently serves as a director of Depomed, Inc. and served as a director of Williams-Sonoma, Inc. from August 2005 until May 2011. From 1966 to 1972, Dr. Zenoff was a full-time faculty member at the Columbia Graduate School of Business. During the 1970s and the 1980s, Dr. Zenoff was a part-time faculty member at the Stanford University Graduate School of Business, and from 1983 to 1984, he was a visiting professor at IMD (formerly IMEDE), a business school in Lausanne, Switzerland. He has authored eight books on management, finance and marketing. Dr. Zenoff received a B.A. in Economics from Stanford University, and a doctorate in International Business and an M.B.A. from Harvard University.

We believe Dr. Zenoff’s qualifications to serve on our Board include his broad strategic and management consulting experience with over 90 large companies and organizations in 31 countries and his expertise in guiding long-term strategic and corporate management planning and advising on organization renewal, increasing organization performance, marketplace strategy, and executive team-building and business leadership practices.

EXECUTIVE OFFICERS

The following table and descriptions set forth certain information concerning our executive officers, which includes information about each officer’s age (as of April 29, 2016) and the position(s) such officer holds.

Name	Age	Position
Richard E. Perlman	69	Executive Chairman
James K. Price	58	Chief Executive Officer
Wesley J. Campbell	50	President
J. Miguel Fernandez de Castro	44	Senior Executive Vice President, Chief Financial Officer and Treasurer
Kevin J. Kozlowski	53	Chief Information Officer
Crystal B. Patmore	44	Executive Vice President
Clare Y. Arguedas	34	Executive Vice President, General Counsel and Secretary

For biographical information regarding Messrs. Perlman and Price, please see above.

Wesley J. Campbell has been our President since July 2008. Mr. Campbell manages the daily corporate operations and oversees the integration of newly acquired companies. During his career, Mr. Campbell has played a key role in acquiring and integrating over 80 companies and has over 20 years of experience in the medical and dental technology industries. From April 2007 to July 2008, Mr. Campbell served as Chief Operations Officer of 360Imaging, Inc., a diagnostic imaging company for dentists. Mr. Campbell served as Vice President of International of PracticeWorks, Inc. from May 2006 to May 2007, President of PracticeWorks, Inc. from October 2003 to May 2006 and Vice President of Operations of PracticeWorks, Inc. from March 2001 to October 2003. From October 1997 to March 2001, Mr. Campbell served as Vice President of Technical Services for AMICAS, Inc. (formerly VitalWorks Inc.) and from March 1986 to October 1997 served as General Manager of Commercial Computers, Inc., a medical software company. Mr. Campbell graduated from DeVry Institute of Technology.

J. Miguel Fernandez de Castro has been our Senior Executive Vice President and Chief Financial Officer since March 2009. Mr. Fernandez de Castro manages the finance and treasury functions. Mr. Fernandez de Castro was Senior Vice President and Chief Financial Officer of TurboChef Technologies, Inc. from October 2007 to February 2009, and Vice President of Finance and Controller from April 2004 to February 2009. From October 2003 to February 2004, Mr. Fernandez de Castro served as the Controller of PracticeWorks, Inc. and served as Director of Financial Reporting from August 2000 until its acquisition by The Eastman Kodak Company in October 2003, during which time PracticeWorks was a publicly-traded company. Mr. Fernandez de Castro served as Manager of Financial Reporting of AMICAS, Inc. (formerly VitalWorks Inc.) from August 2000 until the completion of the spin-off of PracticeWorks, Inc. in March 2001. Mr. Fernandez de Castro began his career in the audit services group of BDO Seidman, LLP, which provides assurance, tax, financial advisory and consulting services. Mr. Fernandez de Castro is a Certified Public Accountant. Mr. Fernandez de Castro received a B.A. in Economics and Spanish and a Masters in Accounting from the University of North Carolina at Chapel Hill.

Kevin J. Kozlowski has been our Chief Information Officer since July 2008. Mr. Kozlowski oversees our information systems, architecture and infrastructure and has more than 25 years of experience in the healthcare information technology industry. From July 2007 to July 2008, Mr. Kozlowski served as Chief Technology Officer of 360Imaging, Inc. From October 2003 to June 2007, Mr. Kozlowski served as Vice President, Research and Development at Kodak Dental Systems, a dental products company, and from March 2001 to October 2003 at PracticeWorks, Inc. Mr. Kozlowski was Vice President of Research and Development for the Dental Division of AMICAS, Inc. (formerly VitalWorks Inc.) from December 1999 until the completion and spin-off of PracticeWorks, Inc. in March 2001. Mr. Kozlowski was President and founder of Human Touch Software from 1984 to December 1999, where he was the lead developer of the PatientBase dental practice management system. Mr. Kozlowski received a B.S. in computer science from California State University at Sacramento.

Crystal B. Patmore has been our Executive Vice President since March 2009. Ms. Patmore oversees our global human resources functions and is also responsible for our risk management and compliance functions. From December 2003 to February 2009, Ms. Patmore served as Vice President of Human Resources and Director of Business Development for TurboChef Technologies, Inc. From March 2001 to October 2003, Ms. Patmore was the Controller at PracticeWorks, Inc. From 1997 to March 2001, Ms. Patmore served as the Accounting Manager at AMICAS, Inc. (formerly VitalWorks Inc.). Ms. Patmore started her career at International Computer Solutions and American Medcare. Ms. Patmore holds a B.B.A. in accounting from Georgia State University.

Clare Y. Arguedas has been our Executive Vice President, General Counsel and Secretary since February 2010. Ms. Arguedas manages the legal affairs of the Company. Prior to joining ExamWorks, Ms. Arguedas was an attorney at the law firm of Paul Hastings LLP from September 2006 to February 2010. Ms. Arguedas has been named a Leading Lawyer for Business by Chambers USA. Ms. Arguedas received a B.A. from the University of Pennsylvania and a J.D. from Emory University School of Law.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own greater than 10% of our common stock to file certain reports with the SEC. Based on a review of the copies of the reports furnished to us and the written representations of such reporting persons, we believe that all reports that were required to be filed under Section 16(a) of the Exchange Act were timely filed during fiscal year 2015.

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a code of ethics (as defined in Item 406 of the SEC’s Regulation S-K) that applies to all directors, officers and employees of the Company, including our chief executive officer and senior financial officers.  A copy of our Code of Business Conduct and Ethics is available on our Website at www.examworks.com. We intend to disclose future substantive amendments to our code of ethics, or certain waivers of such provisions, at the same location on our Website and also in public filings. A copy of our code of ethics is also available without charge upon request directed to the General Counsel and Secretary of the Company, Clare Arguedas, at 3280 Peachtree Road NE, Suite 2625, Atlanta, GA 30305.

DIRECTOR NOMINATION PROCESS

As of the date of this Amendment No. 1, there have been no material changes to the procedures by which security holders may recommend nominees to our Board as described in the Company’s Definitive Proxy Statement filed with the SEC on March 25, 2015.

AUDIT COMMITTEE

We have a separately-designated standing Audit Committee of our Board established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act. Our Audit Committee consists of Messrs. Presby (Chairman) and Graham and Dr. Zenoff, all three of whom are “independent” as defined under, and required by, the SEC rules and the listing standards for the New York Stock Exchange. Mr. Shutzer resigned from the Audit Committee in March 2016. Our Board has determined that each of the members of our Audit Committee satisfies the requirements for financial literacy under the current requirements of the New York Stock Exchange. Our Board has determined that Mr. Presby is an “audit committee financial expert,” as that term is defined by the SEC. Mr. Presby’s qualification to serve as an “audit committee financial expert” includes his extensive experience at the highest levels of finance and accounting, having served for three decades as a partner, and in positions of senior management (including Chief Operating Officer), at one of the world’s largest accounting firms. In addition, Mr. Presby has served a number of other leading public companies by chairing their audit committees and currently serves on the audit committees of two other public companies.  The Audit Committee held nine (9) meetings in 2015. The Audit Committee has sole authority to retain the Company’s independent registered public accounting firm and reviews the scope of the Company’s annual audit and the services to be performed for the Company in connection therewith. The Audit Committee also formulates and reviews various Company policies, including those relating to accounting practices and the internal control structure of the Company, and the Company’s procedures for receiving and investigating reports of alleged violations of the Company’s policies and applicable regulations by the Company’s directors, officers and employees. The Audit Committee also reviews and approves any related-party transactions. The Board has adopted a written Audit Committee charter which is available at the Company’s Website at www.examworks.com, or without charge upon written request, to the General Counsel and Secretary of the Company, Clare Arguedas, at 3280 Peachtree Road NE, Suite 2625, Atlanta, GA 30305.

Item 11. Executive Compensation.

This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our named executive officers (“NEOs”), and is intended to place in perspective the data presented in the tables and narrative that follow. Based on applicable SEC rules, the following were our NEOs for 2015. For the biographical information of our NEOs, see “Executive Officers.”

●	Richard E. Perlman, Executive Chairman

●	James K. Price, Chief Executive Officer

●	J. Miguel Fernandez de Castro, Senior Executive Vice President, Chief Financial Officer and Treasurer

●	Wesley J. Campbell, President

●	Kevin J. Kozlowski, Chief Information Officer

●	Crystal B. Patmore, Executive Vice President

Our Compensation Committee, which is currently composed of Mr. Graham (Chairman) and Dr. Bach, administers and oversees all elements of our executive compensation program, including its function and design. The Compensation Committee evaluates the need for revisions to our executive compensation program to ensure our program is competitive with the companies with which we compete for superior executive talent. As part of this process, the Compensation Committee considers the competitiveness of the elements of the compensation packages we offer to our executives, as well as their total compensation packages.

EXECUTIVE SUMMARY

Overview

We seek to provide compensation packages for executives reasonably sufficient to attract and retain talented, experienced, energetic, and entrepreneurial-minded individuals for our key management positions. We balance offering compensation consistent with the executive marketplace and common sense affordability for a company of our size, revenues, market position and growth opportunities. In order to align the interests of our employees with the interests of our stockholders, we follow a compensation strategy that includes equity and performance components, the ultimate value of which depends on our financial results and the market value for our stock. Accordingly, our philosophy is to provide reasonably competitive salaries, base equity grants and potential equity bonuses based on the Company’s achievement of performance targets.

On January 2, 2015, our Compensation Committee approved fiscal year 2015 compensation packages for the NEOs in connection with its review of the Company’s compensation policies and practices in 2014. Upon review of the 2014 executive compensation packages, the Compensation Committee determined that the elements of the 2015 executive compensation packages for NEOs should remain unchanged from and retain the key components of the 2014 compensation packages. Consistent with its policy of aligning the interests of the Company’s employees with the interests of its stockholders, the Compensation Committee again adopted a compensation structure with meaningful equity and performance components, the ultimate value of which depends on our financial results and the market value of the Company’s stock. The executive compensation plan includes the following key components:

Compensation Component	Objectives	Key Features
Base Salary	Provide cash compensation that is not at risk so as to provide a stable source of income and financial security.	Designed to retain key executives by being competitive; not the primary means of recognizing performance.

Annual Base Equity Awards	Align management interests with those of stockholders; retain executives.

Equity awards are granted under the Company’s 2008 Amended and Restated Stock Incentive Plan, as amended (the “Stock Incentive Plan”) on an annual basis. Awards typically vest in one-third annual increments beginning within ninety (90) days following the first anniversary of the grant date.

Performance-Based Equity Awards	Motivate and reward achievement of annual targets set by the Compensation Committee based on company performance; align management interests with those of stockholders; retain executives.

Performance-based equity awards are granted under the Stock Incentive Plan upon achievement of Company financial goals. If financial goals are met, awards typically vest one-half in June of the year of the grant or issuance date and one-half in June of the next year. In case performance targets are not met, the Compensation Committee also retains the right to award discretionary awards for unanticipated, unusual or extraordinary circumstances or performance.

Following consultation and discussion, our Compensation Committee approved fiscal year 2015 compensation packages for our NEOs and other executive officers that included these key components.

Consideration of the Company’s Non-Binding Stockholder Vote on Executive Compensation

Our most recent non-binding, advisory vote on the compensation of our NEOs was held on June 5, 2014, at our 2014 Annual Meeting of Stockholders. Such vote was advisory only, and therefore, not binding on the Company, the Compensation Committee or our Board.  The overwhelming majority of the votes cast voted “FOR” the compensation of the executive officers as disclosed in the “Compensation Discussion and Analysis” section of the Proxy Statement for the 2014 Annual Meeting, along with the compensation tables and narrative discussion in that Proxy Statement (the “2014 Say on Pay Vote”).  The Compensation Committee believes the 2015 pay packages were, and the current executive compensation packages are, consistent with the overall principles of past compensation as overwhelmingly approved by our stockholders.

At our 2011 Annual Meeting of Stockholders, the stockholders also determined, by non-binding vote, that the advisory vote on the compensation paid to the NEOs should occur every three years. In accordance with the voting results on this advisory proposal, the Board has determined that the Company will hold an advisory vote on executive compensation every three years. The Compensation Committee will continue to consider stockholder sentiments, including the 2014 Say on Pay Vote, when making future decisions regarding the structure and implementation of the Company’s executive compensation program.

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Decision-Making Process

The Compensation Committee makes all final decisions over total direct compensation for NEOs and other members of senior management, which involves decisions regarding base salary, annual base equity awards and performance-based equity awards. The Compensation Committee considers input from various sources, including senior management and the other members of the Board, in making compensation decisions. Pursuant to its charter, the Compensation Committee also has the authority to directly engage compensation consultants and other advisors to provide recommendations on matters of executive compensation. In 2011, the Compensation Committee engaged Strategic Apex, LLC as an independent compensation consultant to assist the Compensation Committee with a comprehensive review of the Company’s compensation plan for its NEOs, from which executive compensation packages for 2012 were ultimately determined. Subsequent reviews in 2012, 2013 and 2014 determined that 2013, 2014 and 2015 executive compensation packages should continue to reflect the three key components of the executive compensation program and accordingly, should retain substantially the same structure as the 2012 packages.

The Compensation Committee generally reviews executive performance and compensation packages on an annual basis to determine whether adjustments may be advisable. As set forth in “Recent Developments” below, in January 2016, the Compensation Committee approved 2016 compensation packages for its NEOs.

Elements of Executive Compensation

Overview

In 2015, for each NEO, total annual compensation again consisted of the following: a base salary (the “2015 Base Salary”), a base issuance of restricted shares (the “2015 Base Restricted Shares”) with a value equal to 75% of 2015 Base Salary, and a restricted share bonus (the “2015 Restricted Share Bonus”), which, at 2015 Target performance (as discussed below), was to be a value equal to 75% of 2015 Base Salary.

Base Salary

The Compensation Committee approves base salaries for NEOs and other executive officers as one part of a competitive total compensation program to attract and retain them. Base salaries are determined based on several factors, including competitive market compensation levels for comparable positions at similarly-situated public companies, as well as consideration of the executive officers’ responsibilities. In 2015, the Base Salary for each NEO was increased to the level set forth in the table below. The Compensation Committee approved the increased Base Salaries for NEOs as one part of a total compensation program to attract and retain them, and took into account, among other things, the fact that the Compensation Committee had not raised base salaries during the prior two years for Messrs. Perlman and Price and during the prior three years for the other NEOs, both periods during which the Company experienced significant growth and expansion.

NEO	2015 Base Salary
Richard E. Perlman, Executive Chairman	$937,500
James K. Price, Chief Executive Officer	$937,500
Wesley J. Campbell, President	$500,000
J. Miguel Fernandez de Castro, Chief Financial Officer, Senior Executive Vice President, and Treasurer	$468,750
Kevin J. Kozlowski, Chief Information Officer	$375,000
Crystal Patmore, Executive Vice President	$312,500

Annual Base Equity Awards

We view equity incentives as an integral part of the Company’s culture in promoting equity ownership by senior executives and as a means of closely aligning management interests with stockholders’ interests and incentivizing growth. In addition, vesting of equity incentives over a continued period of employment can assist in our efforts to retain qualified executive personnel. Accordingly, the Compensation Committee approves base grants of equity awards under the Company’s Stock Incentive Plan on an annual basis for NEOs as a key component of the total compensation program.

For the 2015 executive compensation packages, the Compensation Committee approved base equity awards in the form of restricted shares granted under the Stock Incentive Plan, valued at 75% of each NEO’s 2015 Base Salary. The restricted shares issued as part of the 2015 compensation packages were issued on January 2, 2015, with the number of restricted shares issued determined using the closing price of the Company’s stock on the last business day before the date of issuance, and vest in one-third increments occurring on each of March 4, 2016, March 4, 2017 and March 4, 2018. The 2015 Base Restricted Shares issued to the NEOs were as follows:

NEO	2015 Base Restricted Shares Issued	2015 Base Restricted Shares Issued, as Percentage of 2015 Base Salary

Richard E. Perlman, Executive Chairman	17,183	75%
James K. Price, Chief Executive Officer	17,183	75%
Wesley J. Campbell, President	9,165	75%
J. Miguel Fernandez de Castro, Chief Financial Officer, Senior Executive Vice President, and Treasurer	8,592	75%
Kevin J. Kozlowski, Chief Information Officer	6,874	75%
Crystal Patmore, Executive Vice President	5,728	75%

Performance-Based Equity Awards

As the third key component of our executive compensation program, we view performance-based equity awards as incentives to motivate NEOs to achieve annual performance-based targets. These annual incentive awards are primarily formula-driven, with payments based on the degree of achievement of an annual Company performance target set by the Compensation Committee under the plan. Although these awards are contingent upon the degree to which the performance target is achieved, the Compensation Committee has the right to award discretionary bonuses to account for unusual or extraordinary circumstances or performance.

The NEOs had an opportunity to earn 2015 Restricted Share Bonus amounts which would have varied depending on the Company’s percentage achievement of a 2015 fiscal year adjusted EBITDA performance target (the “2015 Target”) set by the Compensation Committee. No Restricted Share Bonuses were to be awarded if the Company’s adjusted EBITDA performance were at or less than 93% of the 2015 Target. Upon achievement of 100% of the 2015 Target, each NEO would receive a grant of restricted shares at 75% of his or her 2015 Base Salary. The maximum Restricted Share Bonuses achievable were to be awarded if the Company’s adjusted EBITDA performance were at least 107% of the 2015 Target, upon which each NEO would have received a grant of restricted shares at 150% of his or her 2015 Base Salary (or two times the Restricted Share Bonus awarded at 100% of the 2015 Target). The Compensation Committee reserved the right to pay discretionary bonuses for fiscal year 2015 to account for unanticipated, unusual or extraordinary circumstances or performance.

Because the 2015 Target set by the Compensation Committee and the bonus ranges were not met, the Compensation Committee did not grant the Company’s NEOs or other executive officers any restricted share bonuses for fiscal year 2015. The Company does not publicly-disclose its adjusted EBITDA performance targets, as the information is confidential and could cause competitive harm to the Company.

 Perquisites

Other payments or benefits in the form of perquisites are not a significant component of executive compensation. Executives enjoy the same insurance coverages as other employees. Our general policies applicable to all employees govern paid vacation and other time off.

Employment and Separation Agreements

Other than the standard confidentiality and non-disclosure agreement that we enter into with all of our employees, none of the NEOs is party to an employment agreement with the Company.

Impact of Accounting and Tax Considerations

We maintain awareness of the accounting and tax implications of Sections 162(m) and 409A of the Internal Revenue Code of 1986, as amended (the “Code”). Section 162(m) limits the Company’s deduction of certain non-performance based compensation paid to executive officers in excess of $1 million per year. The Board and the Compensation Committee regularly consider the impact of Section 162(m) of the Code, regarding the deductibility of compensation to certain executive officers in excess of $1,000,000, but have not yet established a policy for determining which forms of incentive compensation awarded to our executive officers will be designed to qualify as “performance-based compensation.” To maintain flexibility in compensating our executive officers in a manner designed to promote our goals, the Compensation Committee has not adopted a policy that allows all executive compensation to be deductible. The Compensation Committee and the Board will continue to evaluate the effects of the compensation limits of Section 162(m) on any compensation it proposes to grant, and may, in the future, consider qualifying our equity compensation plans and/or bonus plans so that compensation payable under those arrangements is fully deductible under Section 162(m).

Base salary and bonuses are expensed by the Company when the services are rendered (base bonuses are expensed ratably and incentive bonuses are expensed when attainment of financial or operational goals is determinable).

RECENT DEVELOPMENTS

On January 5, 2016, the Compensation Committee approved fiscal year 2016 compensation packages for its NEOs. With a view to its determination of 2016 compensation, in early 2015 the Compensation Committee engaged Frederic W. Cook & Co., Inc. as compensation consultant to conduct a competitive assessment of the Company’s senior executive compensation levels. This is the same compensation consultant used by a company for which Mr. Perlman serves as compensation committee chairman. Based on its review, the Compensation Committee determined that the 2016 compensation packages should again include equity retention and performance components, the ultimate value of which will depend on the Company’s financial results and the market value of its stock. Unlike prior years, however, the Compensation Committee decided that the performance portion should be paid in cash instead of equity. Consistent with its policy of aligning the interests of the Company’s employees with the interests of its stockholders, the Compensation Committee will continue to review the form, structure and amounts of the Company’s executive compensation packages to ensure that they reflect the growth and strategic objectives of the Company. In March 2016, Mr. Shutzer resigned as Compensation Committee chair and Mr. Graham was appointed chair.

For each NEO, total annual compensation consists of the following components: (1) a base salary (the “Base Salary”) (unchanged from 2015 levels), (2) an issuance of restricted shares (the “Base Restricted Shares”) with a value equal to 35% of Base Salary (compared to 75% in 2015), and (3) a potential performance-based cash bonus (the “Performance Bonus”), which at 2016 Target performance (as discussed below), will be paid in an amount equal to 115% of Base Salary (compared to 75% in 2015). Prior to 2016, performance bonuses were paid in equity.

 The Base Restricted Shares were issued on January 5, 2016, with a value equal to the fair market value of the underlying shares on the date of issuance and will vest in one-third increments with first vesting occurring on or around March 4, 2017, the second on or around March 4, 2018, and the third on or around March 4, 2019.

Any Performance Bonuses will be awarded in early 2017 based upon the Company’s adjusted EBITDA performance during the 2016 fiscal year. The Performance Bonuses will be paid in cash and will vary depending on the Company’s percentage achievement of the 2016 fiscal year adjusted EBITDA performance target (the “2016 Target”) set by the Committee. No Performance Bonuses will be awarded if the adjusted EBITDA performance is at or less than 95% of the 2016 Target, and the maximum Performance Bonus achievable equals 2.5 times Base Salary, which will be paid if the adjusted EBITDA performance is at least 112% of the 2016 Target. The Committee believes that the 2016 Target is appropriately challenging to achieve and yet provides an appropriate incentive for performance since performance at 100% of 2016 Target requires a meaningful increase to adjusted EBITDA performance compared to fiscal year 2015 forecasts.

The Base Restricted Shares were issued under and subject to the terms of the Stock Incentive Plan. In addition, the Committee reserved the right to pay discretionary bonuses for fiscal year 2016 to account for unanticipated, unusual or extraordinary circumstances or performance.

For 2016, a summary of NEO compensation is as follows:

NEO	Base Salary	Base Restricted Share Value	Performance Bonus Target Value*
Richard E. Perlman, Executive Chairman	$937,500	35% of Base Salary	115% of Base Salary

James K. Price, Chief Executive Officer	$937,500	35% of Base Salary	115% of Base Salary

Wesley J. Campbell, President	$500,000	35% of Base Salary	115% of Base Salary

J. Miguel Fernandez de Castro, Chief Financial Officer, Senior Executive Vice President, and Treasurer	$468,750	35% of Base Salary	115% of Base Salary

Kevin J. Kozlowski, Chief Information Officer	$375,000	35% of Base Salary	115% of Base Salary

Crystal Patmore, Executive Vice President	$312,500	35% of Base Salary	115% of Base Salary

* Assumes adjusted EBITDA performance at 100% of 2016 Target. Performance Bonus Target Value will decrease or increase based on performance within the predetermined range as discussed above.

EXECUTIVE COMPENSATION

2015 Summary Compensation Table

The following table sets forth summary information concerning certain compensation awarded to, paid to, or earned by, our NEOs for all services rendered to us for the fiscal years ended December 31, 2013, 2014 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Stock Awards ($)(1)	Total ($)
Richard E. Perlman	2015	937,500	—	—	703,125	1,640,625
Executive Chairman	2014	750,000	—	—	1,480,000	2,230,000
	2013	750,000	—	—	1,125,000	1,875,000

James K. Price	2015	937,500	—	—	703,125	1,640,625
Chief Executive Officer	2014	750,000	—	—	1,480,000	2,230,000
	2013	750,000	—	—	1,125,000	1,875,000

J. Miguel Fernandez de Castro	2015	468,750	—	—	351,585	820,335
Senior Executive Vice	2014	375,000	—	—	740,050	1,115,050
President, CFO and Treasurer	2013	375,000	—	—	562,500	937,500

Wesley J. Campbell	2015	500,000	—	—	375,030	875,030
President	2014	400,000	—	—	789,300	1,189,300
	2013	400,000	—	—	600,000	1,000,000

Kevin J. Kozlowski	2015	375,000	—	—	281,285	656,285
Chief Information Officer	2014	300,000	—	—	592,000	892,000
	2013	300,000	—	—	400,000	700,000

Crystal B. Patmore	2015	312,500	—	—	234,390	546,890
Executive Vice	2014	250,000	—	—	493,300	743,300
President	2013	250,000	—	—	375,000	625,000

(1)

This column reports the estimated aggregate grant date fair value of awards computed in accordance with stock-based compensation accounting rules (ASC Topic 718). A discussion of the assumptions used in calculating the award values may be found in Note 2 to our consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2015. The dollar amounts reported in this column relate to shares of restricted stock granted in 2015 to the NEOs, which vest in one-third increments on each of March 4, 2016, March 4, 2017 and March 4, 2018. Of the total dollar amounts reported in this column related to the 2014 year, 38% relates to shares of restricted stock granted in 2014 to the NEOS, which vest in one-third increments on each of March 4, 2015, March 4, 2016, and March 4, 2017. The remaining 62% relates to shares of restricted stock issued to our NEOs in March 2015 based upon the Company’s 2014 adjusted EBITDA performance of which one-half vested on June 1, 2015 and one-half will vest on June 1, 2016. Of the total dollar amounts reported in this column related to the 2013 year, one-half relates to shares of restricted stock granted in 2013 to the NEOs, which vest in one-third increments on each of March 4, 2014, March 4, 2015 and March 4, 2016. The remaining half relates to shares of restricted stock issued to our NEOs in February 2014 based upon the Company’s 2013 adjusted EBITDA performance, including an additional discretionary amount awarded by the Compensation Committee, of which one-half vested on June 1, 2014 and one-half vested on June 1, 2015. See “Compensation Discussion and Analysis-Elements of Executive Compensation” for a detailed discussion of these restricted stock awards.

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

Grants of Plan-Based Awards in 2015

The following table sets forth information regarding equity awards made to our NEOs during the fiscal year ended December 31, 2015.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	Grant Date Fair Value of Stock Awards ($) (2)
Richard E. Perlman	1/2/2015	17,183	703,125
James K. Price	1/2/2015	17,183	703,125
J. Miguel Fernandez de Castro	1/2/2015	8,592	351,585
Wesley J. Campbell	1/2/2015	9,165	375,030
Kevin J. Kozlowski	1/2/2015	6,874	281,285
Crystal B. Patmore	1/2/2015	5,728	234,390

(1)	The shares of restricted stock granted January 2, 2015 vest in one-third increments on each of March 4, 2016, March 4, 2017 and March 4, 2018.

(2)	This column reports the estimated aggregate grant date fair value of awards computed in accordance with stock-based compensation accounting rules (ASC Topic 718). A discussion of the assumptions used in calculating the award values may be found in Note 2 to our consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2015.

Outstanding Equity Awards at Fiscal Year End 2015

The following table sets forth information regarding outstanding option awards and restricted stock awards held by our NEOs as of December 31, 2015.

		Option Awards				Stock Awards (1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Richard E. Perlman	3/26/2010	514,110	—	6.63	3/26/2020	—	—
	1/4/2012	237,000	—	9.47	1/4/2022	—	—
	1/7/2013	—	—	—	—	13,577	361,148
	1/3/2014	—	—	—	—	12,440	330,904
	1/2/2015	—	—	—	—	17,183	457,068
	3/5/2015	—	—	—	—	11,555	307,363
James K. Price	3/26/2010	490,110	—	6.63	3/26/2020	—	—
	1/4/2012	237,000	—	9.47	1/4/2022	—	—
	1/7/2013	—	—	—	—	13,577	361,148
	1/3/2014	—	—	—	—	12,440	330,904
	1/2/2015	—	—	—	—	17,183	457,068
	3/5/2015	—	—	—	—	11,555	307,363
J. Miguel Fernandez de Castro	4/3/2009	93,210	—	2.80	4/3/2019	—	—
	2/15/2010	5,182	—	4.86	2/15/2020	—	—
	10/6/2010	102,822	—	11.67	10/6/2020	—	—
	1/4/2012	66,700	—	9.47	1/4/2022	—	—
	1/7/2013	—	—	—	—	6,787	180,534
	1/3/2014	—	—	—	—	6,220	165,452
	1/2/2015	—	—	—	—	8,592	228,547
	3/5/2015	—	—	—	—	5,778	153,695
Wesley J. Campbell	10/6/2010	77,822	—	11.67	10/6/2020	—	—
	1/7/2013	—	—	—	—	7,240	192,584
	1/3/2014	—	—	—	—	6,634	176,464
	1/2/2015	—	—	—	—	9,165	243,789
	3/5/2015	—	—	—	—	6,163	163,936
Kevin J. Kozlowski	10/6/2010	51,411	—	11.67	10/6/2020	—	—
	1/4/2012	44,014	—	9.47	1/4/2022	—	—
	1/7/2013	—	—	—	—	5,430	144,438
	1/3/2014	—	—	—	—	4,980	132,468
	1/2/2015	—	—	—	—	6,874	182,848
	3/5/2015	—	—	—	—	4,622	122,945
Crystal B. Patmore	10/6/2010	51,411	—	11.67	10/6/2020	—	—
	1/4/2012	22,200	—	9.47	1/4/2022	—	—
	1/7/2013	—	—	—	—	4,524	120,338
	1/3/2014	—	—	—	—	4,147	110,310
	1/2/2015	—	—	—	—	5,728	152,365
	3/5/2015	—	—	—	—	3,852	102,463

(1)

The restricted stock granted in March 2015 vested one-half June 1, 2015 and the remaining one-half vests June 1, 2016. The restricted stock granted in January 2015 vests in one-third annual increments beginning March 4, 2016. The restricted stock granted in January 2014 vests in one-third annual increments beginning March 4, 2015. The restricted stock granted in January 2013 vests in one-third annual increments beginning on March 4, 2014.

Option Exercises and Stock Vested 2015

The following table sets forth information regarding options exercised and the shares of restricted stock that vested for our NEOs during the fiscal year ended December 31, 2015.

	Option Awards		Restricted Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized	Acquired on	Realized on
	Exercise	on Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)
Richard E. Perlman	—	—	39,197	1,602,734
James K. Price	24,000	500,880	39,197	1,602,734
J. Miguel Fernandez de Castro	—	—	19,596	801,265
Wesley J. Campbell	71,010	1,759,085	20,902	854,666
Kevin J. Kozlowski	70,000	2,107,468	15,680	641,142
Crystal B. Patmore	85,084	2,553,140	13,063	534,136

Potential Payments upon Termination or Change of Control

None of the NEOs is entitled to receive any payments upon termination of employment, regardless of the reason thereof. All equity awards will vest upon a Change in Control, as defined in the Stock Incentive Plan. The table below sets forth the stock options that would vest (and the related exercise price) and the restricted stock that would vest as of December 31, 2015 following a change of control.

Name	Number of Stock Options That Will Vest	Option Exercise Price ($)	Value Realized on Vesting ($) (1)	Number of Restricted Stock Awards That Will Vest	Value Realized on Vesting ($) (1)	Total Value ($)
Richard E. Perlman	—	—	—	54,755	1,456,483	1,456,483
James K. Price	—	—	—	54,755	1,456,483	1,456,483
J. Miguel Fernandez de Castro	—	—	—	27,377	728,228	728,228
Wesley J. Campbell	—	—	—	29,202	776,773	776,773
Kevin J. Kozlowski	—	—	—	21,906	582,700	582,700
Crystal B. Patmore	—	—	—	18,251	485,477	485,477

(1)	Based on the closing price of the Company’s common stock on December 31, 2015 of $26.60.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No current member of our Compensation Committee has ever been an officer or employee of ours. None of our executive officers serves, or has served during the past fiscal year, as a member of the board of directors or compensation committee of any other company that has one or more executive officers serving as a member of our Board or Compensation Committee.

The members of our Compensation Committee do not have any interlocking relationships as defined under SEC regulations.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on its review and discussion with management, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K, as amended, for the fiscal year ended December 31, 2015.

Respectfully submitted,

COMPENSATION COMMITTEE
Peter M. Graham, Chairman
Peter B. Bach, M.D., MAPP

Notwithstanding anything to the contrary which is or may be set forth in any of the Company’s filings under the Securities Act or the Exchange Act that might incorporate Company filings, including this Amendment No. 1, in whole or in part, the preceding Report of the Compensation Committee shall not be incorporated by reference into any such filings.

DIRECTOR COMPENSATION

The following table presents information relating to total compensation of the directors for the fiscal year ended December 31, 2015. Information with respect to the compensation of Messrs. Perlman and Price is included above in the “Summary Compensation Table,” as neither received separate compensation for his service as a director in 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter B. Bach	57,500	110,000	—	—	—	—	167,500
Peter M. Graham	57,500	110,000	—	—	—	—	167,500
J. Thomas Presby	60,000	115,000	—	—	—	—	175,000
William A. Shutzer	57,500	110,000	—	—	—	—	167,500
David B. Zenoff	57,500	110,000	—	—	—	—	167,500

(1)

This column reports the estimated aggregate grant date fair value of awards computed in accordance with stock-based compensation accounting rules (ASC Topic 718). A discussion of the assumptions used in calculating the award values may be found in Note 2 to our consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2015. These awards vest in full on July 30, 2016, or upon a Change in Control, as defined in the Stock Incentive Plan.

Our non-employee director compensation program is summarized as follows:

Cash Compensation. Each non-employee director receives a $55,000 annual cash retainer. The chair of the Audit Committee receives an additional annual cash retainer of $5,000 and the chairs of the Compensation Committee, Corporate Governance and Nominating Committee and quality oversight committee of the Board (the “Quality Oversight Committee”) each receive an additional annual cash retainer of $2,500. In addition, each non-employee director who serves on three or more committees receives an additional annual cash retainer of $2,500. Cash fees are paid quarterly in arrears to the non-employee directors who were serving as directors at the end of the quarter.

Restricted Stock. Each non-employee director receives an annual restricted stock grant pursuant to the Stock Incentive Plan with a value as of each grant date equal to approximately $105,000. Further, the chair of the Audit Committee receives an additional annual restricted stock grant with a value as of each grant date equal to approximately $10,000 and the chairs of the Compensation Committee, Corporate Governance and Nominating Committee and Quality Oversight Committee each receive an additional annual restricted stock grant with a value as of each grant date equal to approximately $5,000. In addition, each non-employee director who serves on three or more committees receives an additional annual restricted stock grant with a value as of each grant date equal to approximately $5,000. Accordingly, on July 30, 2015, each of the following current non-employee directors was granted the number of shares of restricted stock pursuant to the Stock Incentive Plan set forth below. Such restricted stock awards shall vest in full on July 30, 2016, or upon a Change in Control, as defined in the Stock Incentive Plan.

		Number of	Grant
		Restricted	Date
Name	Grant Date	Shares	Value ($)
Peter B. Bach	7/30/2015	3,112	110,000
Peter M. Graham	7/30/2015	3,112	110,000
J. Thomas Presby	7/30/2015	3,253	115,000
William A. Shutzer	7/30/2015	3,112	110,000
David B. Zenoff	7/30/2015	3,112	110,000

Expenses. We reimburse each non-employee director for ordinary and reasonable expenses incurred in attending Board and Board committee meetings and for certain continuing education memberships and events.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2015 with respect to the shares of our common stock that may be issued under our existing equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance(2)
Equity compensation plans approved by security holders(1)	5,082,388	$18.72	4,654,625
Equity compensation plans not approved by security holders	—	—	—
Total	5,082,388	$18.72	4,654,625

(1)	Includes Stock Incentive Plan.
(2)	Number of securities available for future issuance represents securities available under the Stock Incentive Plan.

STOCK OWNERSHIP INFORMATION

Ownership of directors, principal stockholders and certain executive officers

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 25, 2016, subject to certain assumptions set forth in the footnotes, for:

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

The number of shares and percentages of beneficial ownership set forth below are based on 41,234,139 shares of common stock outstanding as of April 25, 2016.

Unless otherwise indicated, the address of each of the individuals and entities named in the table below under “NEOs and Directors” is ExamWorks Group, Inc., 3280 Peachtree Road NE, Suite 2625, Atlanta, GA 30305.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Outstanding Shares
5% Stockholders
BlackRock, Inc. (2)	3,772,947	9.15%
Riverbridge Partners LLC (3)	2,252,190	5.46%
Lord, Abbett & Co. LLC (4)	2,545,132	6.17%
The Vanguard Group, Inc. (5)	3,006,463	7.29%
Wasatch Advisors, Inc. (6)	3,852,106	9.34%
D.F. Dent & Company, Inc. (7)	2,128,125	5.16%

NEOs and Directors
Richard E. Perlman (8)	1,195,954	2.85%
James K. Price (9)	1,275,179	3.04%
Wesley Campbell (10)	110,711	*
J. Miguel Fernandez de Castro (11)	327,781	*
Kevin Kozlowski (12)	128,222	*
Crystal Patmore (13)	96,684	*
Peter B. Bach (14)	27,739	*
Peter M. Graham (15)	43,617	*
J. Thomas Presby (16)	79,598	*
William A. Shutzer (17)	655,726	1.59%
David B. Zenoff (18)	34,489	*
All directors and executive officers as a group (12 persons) (19)	4,014,369	9.62%

* Less than 1%.

(1)	This column lists all shares of common stock beneficially owned, including all shares of common stock that can be acquired through option exercises within 60 days of April 25, 2016.

(2)

Based on the most recently available amendment to Schedule 13G filed with the SEC on January 26, 2016, BlackRock, Inc., through certain of its subsidiaries, has sole voting power over 3,686,413 shares of common stock, shared voting power over 0 shares of common stock, sole dispositive power over 3,772,947 shares of common stock, and shared dispositive power over 0 shares of common stock. Relevant subsidiaries of BlackRock, Inc. that are persons described in Rule 13d-1(b) include: (i) BlackRock Advisors, LLC; (ii) BlackRock Asset Management Canada Limited; (iii) BlackRock Asset Management Ireland Limited; (iv) BlackRock Fund Advisors; (v) BlackRock Institutional Trust Company, N.A.; (vi) BlackRock Investment Management (Australia) Limited; (vii) BlackRock Investment Management (UK) Ltd; and (viii) BlackRock Investment Management, LLC. BlackRock, Inc.’s address is 55 East 52nd Street, New York, NY 10022.

(3)

Based on the Schedule 13G filed with the SEC on February 1, 2016, Riverbridge Partners LLC (“Riverbridge”) has sole voting power over 1,869,565 shares of common stock, shared voting power over 0 shares of common stock, sole dispositive power over 2,252,190 shares of common stock, and shared dispositive power over 0 shares of common stock. Riverbridge’s address is 80 South Eighth St., Suite 1200, Minneapolis, MN 55402.

(4)

Based on the most recently available amendment to Schedule 13G filed with the SEC on February 16, 2016, Lord, Abbett & Co. LLC has sole voting power over 2,394,902 shares of common stock, shared voting power over 0 shares of common stock, sole dispositive power over 2,545,132 shares of common stock, and shared dispositive power over 0 shares of common stock. Lord, Abbett & Co. LLC’s address is 90 Hudson Street, Jersey City, NJ 07302.

(5)

Based on the most recently available amendment to Schedule 13G filed with the SEC on February 10, 2016, The Vanguard Group, Inc. has sole voting power over 90,309 shares of common stock, shared voting power over 2,800 shares of common stock, sole dispositive power over 2,915,954 shares of common stock, and shared dispositive power over 90,509 shares of common stock. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 87,709 shares of common stock as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 5,400 shares of common stock as a result of its serving as investment manager of Australian investment offerings. The Vanguard Group, Inc.’s address is 100 Vanguard Blvd., Malvern, PA 19355.

(6)

Based on the most recently available amendment to Schedule 13G filed with the SEC on February 16, 2016, Wasatch Advisors, Inc. (“Wasatch”) has sole voting power over 3,852,106 shares of common stock, shared voting power over 0 shares of common stock, sole dispositive power over 3,852,106 shares of common stock, and shared dispositive power over 0 shares of common stock. Wasatch’s address is 505 Wakara Way, Salt Lake City, UT 84108.

(7)

Based on the Schedule 13G filed with the SEC on October 2, 2015, D.F. Dent & Company, Inc. (“D.F. Dent”) has sole voting power over 2,128,125 shares of common stock, shared voting power over 0 shares of common stock, sole dispositive power over 2,128,125 shares of common stock, and shared dispositive power over 0 shares of common stock. D.F. Dent’s address is 2 East Read Street, 6th Floor, Baltimore, Maryland 21202.

(8)

Shares beneficially owned by Mr. Perlman include (i) 751,110 shares of common stock issuable upon exercise of currently vested stock options, (ii) 41,770 shares of restricted stock issued pursuant to the Stock Incentive Plan that are not yet vested, but are eligible to be voted and (iii) 403,074 shares of common stock.  Of the shares of restricted stock held: (a) 6,220 shares will vest (1) on March 4, 2017; or (2) fully upon a Change in Control, as defined in the Stock Incentive Plan (hereinafter in these footnotes, “Change in Control”); (b) 11,455 shares will vest (1) at the rate of 50% (1/2) on March 4, 2017, and 50% (1/2) on March 4, 2018; or (2) fully upon a Change in Control; (c) 11,555 shares will vest (1) on June 1, 2016; or (2) fully upon a Change in Control; and (d) 12,54017,183 shares will vest (1) at the rate of 33% (1/3) on March 4, 2017, 33% (1/3) on March 4, 2018, and 33% (1/3) on March 4, 2019; or (2) fully upon a Change in Control.

(9)

Shares beneficially owned by Mr. Price include (i) 727,110 shares of common stock issuable upon exercise of currently vested stock options, (ii) 41,770 shares of restricted stock issued pursuant to the Stock Incentive Plan that are not yet vested, but are eligible to be voted and (iii) 506,299 shares of common stock.  Of the shares of restricted stock held: (a) 6,220 shares will vest (1) on March 4, 2017; or (2) fully upon a Change in Control; (b) 11,455 shares will vest (1) at the rate of 50% (1/2) on March 4, 2017, and 50% (1/2) on March 4, 2018; or (2) fully upon a Change in Control; (c) 11,555 shares will vest (1) on June 1, 2016; or (2) fully upon a Change in Control; and (d) 12,540 shares will vest (1) at the rate of 33% (1/3) on March 4, 2017, 33% (1/3) on March 4, 2018, and 33% (1/3) on March 4, 2019; or (2) fully upon a Change in Control. Of the shares of common stock held, Mr. Price owns 519,069 shares directly and 29,000 shares of common stock through a Roth IRA. 383,558 shares of common stock held by Mr. Price are pledged as security.

(10)

Shares beneficially owned by Mr. Campbell include (i) 77,822 shares of common stock issuable upon exercise of currently vested stock options, (ii) 22,280 shares of restricted stock issued pursuant to the Stock Incentive Plan that are not yet vested, but are eligible to be voted and (iii) 10,609 shares of common stock. Of the shares of restricted stock held: (a) 3,317 shares will vest (1) on March 4, 2017; or (2) fully upon a Change in Control; (b) 6,110 shares will vest (1) at the rate of 50% (1/2) on March 4, 2017, and 50% (1/2) on March 4, 2018; or (2) fully upon a Change in Control; (c) 6,163 shares will vest (1) on June 1, 2016; or (2) fully upon a Change in Control; and (d) 6,690 shares will vest (1) at the rate of 33% (1/3) on March 4, 2017, 33% (1/3) on March 4, 2018, and 33% (1/3) on March 4, 2019; or (2) fully upon a Change in Control.

(11)

Shares beneficially owned by Mr. Fernandez de Castro include (i) 267,914 shares of common stock issuable upon exercise of currently vested stock options, (ii) 20,886 shares of restricted stock issued pursuant to the Stock Incentive Plan that are not yet vested, but are eligible to be voted and (iii) 38,981 shares of common stock.  Of the shares of restricted stock held: (a) 3,110 shares will vest (1) on March 4, 2017; or (2) fully upon a Change in Control; (b) 5,728 shares will vest (1) at the rate of 50% (1/2) on March 4, 2017, and 50% (1/2) on March 4, 2018; or (2) fully upon a Change in Control; (c) 5,778 shares will vest (1) on June 1, 2016; or (2) fully upon a Change in Control; and (d) 6,270 shares will vest (1) at the rate of 33% (1/3) on March 4, 2017, 33% (1/3) on March 4, 2018, and 33% (1/3) on March 4, 2019; or (2) fully upon a Change in Control. Of the shares of common stock held, Mr. Fernandez de Castro owns 47,367 shares of common stock directly and 12,500 shares of common stock through a Rollover IRA. 13,720 shares of common stock held by Mr. Fernandez de Castro are pledged as security.

(12)

Shares beneficially owned by Mr. Kozlowski include (i) 95,425 shares of common stock issuable upon exercise of currently vested stock options, (ii) 16,714 shares of restricted stock issued pursuant to the Stock Incentive Plan that are not yet vested, but are eligible to be voted and (iii) 16,083 shares of common stock. Of the shares of restricted stock held: (a) 2,490 shares will vest (1) on March 4, 2017; or (2) fully upon a Change in Control; (b) 4,582 shares will vest (1) at the rate of 50% (1/2) on March 4, 2017, and 50% (1/2) on March 4, 2018; or (2) fully upon a Change in Control; (c) 4,622 shares will vest (1) on June 1, 2016; or (2) fully upon a Change in Control; and (d) 5,020 shares will vest (1) at the rate of 33% (1/3) on March 4, 2017, 33% (1/3) on March 4, 2018, and 33% (1/3) on March 4, 2019; or (2) fully upon a Change in Control.

(13)

Shares beneficially owned by Ms. Patmore include (i) 73,611 shares of common stock issuable upon exercise of currently vested stock options, (ii) 13,924 shares of restricted stock issued pursuant to the Stock Incentive Plan that are not yet vested, but are eligible to be voted and (iii) 9,149 shares of common stock. Of the shares of restricted stock held: (a) 2,074 shares will vest (1) on March 4, 2017; or (2) fully upon a Change in Control; (b) 3,818 shares will vest (1) at the rate of 50% (1/2) on March 4, 2017, and 50% (1/2) on March 4, 2018; or (2) fully upon a Change in Control; (c) 3,852 shares will vest (1) on June 1, 2016; or (2) fully upon a Change in Control; and (d) 4,180 shares will vest (1) at the rate of 33% (1/3) on March 4, 2017, 33% (1/3) on March 4, 2018, and 33% (1/3) on March 4, 2019; or (2) fully upon a Change in Control.

(14)

Shares beneficially owned by Dr. Bach include (i) 3,112 shares of restricted stock issued pursuant to the Stock Incentive Plan that are not yet vested, but are eligible to be voted and (ii) 24,627 shares of common stock.  The restricted stock will vest upon the earlier of (a) July 30, 2016 or (b) the occurrence of a Change in Control. Of the shares of common stock held, Mr. Bach owns 20,028 shares of common stock directly and 7,711 through a Profit Sharing Plan.

(15)

Shares beneficially owned by Mr. Graham include (i) 3,112 shares of restricted stock issued pursuant to the Stock Incentive Plan that are not yet vested, but are eligible to be voted and (ii) 40,505 shares of common stock.  The restricted stock will vest upon the earlier of (a) July 30, 2016 or (b) the occurrence of a Change in Control.

(16)

Shares beneficially owned by Mr. Presby include (i) 7,712 shares of common stock issuable upon exercise of currently vested stock options, (ii) 3,253 shares of restricted stock issued pursuant to the Stock Incentive Plan that are not yet vested, but are eligible to be voted, and (iii) 68,633 shares of common stock. The restricted stock will vest upon the earlier of (a) July 30, 2016 or (b) the occurrence of a Change in Control.

(17)

Shares beneficially owned by Mr. Shutzer include (i) 3,112 shares of restricted stock issued pursuant to the Stock Incentive Plan that are not yet vested, but are eligible to be voted and (ii) 652,614 shares of common stock.  The restricted stock will vest upon the earlier of (a) July 30, 2016 or (b) the occurrence of a Change in Control. Of the shares of common stock held, Mr. Shutzer owns 326,988 shares of common stock directly, 12,453 shares of common stock indirectly through the Shutzer Family Limited Partnership, of which Mr. Shutzer’s wife is the general partner, 82,185 shares of common stock indirectly through Article IV Trust F/B/O Katherine Brennan of which Mr. Shutzer’s wife is the trustee, 75,957 shares of common stock indirectly through Article IV Trust F/B/O James Lampert Shutzer of which Mr. Shutzer’s wife is the trustee, 82,185 shares of common stock indirectly through Article IV Trust F/B/O Christopher David Shutzer of which Mr. Shutzer’s wife is the trustee, and 75,958 shares of common stock indirectly through Article IV Trust F/B/O Megan Anne Shutzer of which Mr. Shutzer’s wife is the trustee. 323,876 shares of common stock held by Mr. Shutzer are pledged as security.

(18)

Shares beneficially owned by Dr. Zenoff include (i) 3,112 shares of restricted stock issued pursuant to the Stock Incentive Plan that are not yet vested, but are eligible to be voted and (ii) 31,377 shares of common stock. The restricted stock will vest upon the earlier of (a) July 30, 2016 or (b) the occurrence of a Change in Control. Of the shares of common stock held, Dr. Zenoff owns 3,112 shares of common stock directly, 18,323 shares of common stock indirectly through the David B. Zenoff and Associates Inc. Profit Sharing Trust, of which Dr. Zenoff and his wife are co-trustees, and 13,054 shares of common stock indirectly through the Hunter/Zenoff Trust U/A dtd 02/14/2012, of which Dr. Zenoff and his wife are co-trustees.

(19)	Shares beneficially owned include 2,017,274 shares of common stock issuable upon exercise of options.

Proposed Merger

On April 26, 2016 ExamWorks entered into a definitive agreement to be acquired by an affiliate of Leonard Green & Partners, L.P. Certain executive officers of ExamWorks agreed to vote their shares in favor of the transaction. The merger is subject to approval from the Company’s stockholders and other customary closing conditions. The transaction is currently expected to close in the third quarter of 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

RELATED PERSON TRANSACTIONS

The following is a description of transactions since January 1, 2015, to which we have been a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock, or persons or entities affiliated with them, had or will have a direct or indirect material interest.

RedRidge Finance Group

RedRidge Finance Group (“RedRidge”) provides us with financial due diligence services in connection with our acquisition program. P&P Investments, LLC, a company owned by Messrs. Perlman and Price is a minority owner and lender of RedRidge. In 2015, we paid RedRidge approximately $450,000 for acquisition diligence services rendered during 2015.

DIRECTOR INDEPENDENCE

Our Board consists of seven (7) members, a majority of whom are independent under the rules of the New York Stock Exchange. Pursuant to the corporate governance listing standards of the New York Stock Exchange, a director employed by us cannot be deemed to be an “independent director,” and each other director will qualify as “independent” only if our Board affirmatively determines that he has no material relationship with us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us. Ownership of a significant amount of our stock, by itself, does not constitute a material relationship.

Our Board has affirmatively determined that each of Drs. Bach and Zenoff, and Messrs. Graham and Presby is “independent” in accordance with Section 303A.02 of the New York Stock Exchange Listed Company Manual. The independent directors hold executive sessions on a regular basis. In accordance with the Company’s corporate governance guidelines, the independent directors may select one independent director to preside over all executive sessions in a given year. In 2015, the independent directors selected the chair of the Corporate Governance and Nominating Committee, Dr. Zenoff, to preside over all executive sessions, which were held at least quarterly. All of the members of the Board’s Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are independent as defined under the rules of the New York Stock Exchange. Further, all of the independent directors have the opportunity to comment upon Board meeting agendas and to raise items for further discussion at Board meetings. Based on the foregoing factors, the Board has not designated one independent director as its lead independent director.

Messrs. Perlman, Price, Presby and Shutzer have invested in unrelated businesses together in the past and may, as may other directors, make other investments together in the future.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Fees for audit services totaled approximately $1.2 million in each of the years ended 2015 and 2014. Audit fees principally include fees relating to audits of the Company’s 2015 and 2014 fiscal years, reviews of our quarterly financial statements and audits performed in connection with acquisitions.

Audit-Related Fees

The Company did not pay its principal accountant any audit-related services fees in 2015 and 2014.

Tax Fees

Fees for tax services totaled approximately $84,000 in 2015 and $71,000 in 2014. Tax fees include amounts paid for tax planning and consulting, tax compliance and review of federal, state and local tax returns.

All Other Fees

The Company did not pay its principal accountant any other fees in 2015 and 2014.

We have been advised by KPMG LLP that neither the firm, nor any member firm, has any financial interest, direct or indirect, in any capacity in the Company or its subsidiaries.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has established policies and procedures under which all audit and non-audit services performed by the Company’s independent auditor must be separately approved in advance by the Audit Committee. The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate to management its responsibilities to pre-approve services to be performed by the Company’s independent auditor. All audit and non-audit services provided in the fiscal years 2015 and 2014 have been pre-approved by the Audit Committee in accordance with these policies and procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

      (a)     The following documents are filed as a part of this report:

1.	The financial statements are included in Item 8 of the Annual Report.

2.	The financial statement schedules are included in Item 15(a)2 of the Annual Report.

3.	The exhibits required to be filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the “Index to Exhibits for ExamWorks 10-K/A.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of April 2016.

EXAMWORKS GROUP, INC.

By:	/s/ J. Miguel Fernandez de Castro
J. Miguel Fernandez de Castro
Senior Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS FOR EXAMWORKS 10-K/A

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

21.1	List of subsidiaries of the Registrant (filed as Exhibit 21.1 to Form 10-K filed with the Securities and Exchange Commission on February 26, 2016).

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed as Exhibit 23.1 to Form 10-K filed with the Securities and Exchange Commission on February 26, 2016).

31.1

Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed as Exhibit 31.1 to Form 10-K filed with the Securities and Exchange Commission on February 26, 2016).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) with respect to this Amendment No. 1.

31.2

Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed as Exhibit 31.2 to Form 10-K filed with the Securities and Exchange Commission on February 26, 2016).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) with respect to this Amendment No. 1.

32.1

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed as Exhibit 32.1 to Form 10-K filed with the Securities and Exchange Commission on February 26, 2016).

101.INS	XBRL Instance Document (filed as Exhibit 101.INS to Form 10-K filed with the Securities and Exchange Commission on February 26, 2016).

101.SCH	XBRL Taxonomy Extension Schema Document (filed as Exhibit 101.SCH to Form 10-K filed with the Securities and Exchange Commission on February 26, 2016).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed as Exhibit 101.CAL to Form 10-K filed with the Securities and Exchange Commission on February 26, 2016).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed as Exhibit 101.LAB to Form 10-K filed with the Securities and Exchange Commission on February 26, 2016).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed as Exhibit 101.PRE to Form 10-K filed with the Securities and Exchange Commission on February 26, 2016).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed as Exhibit 101.DEF to Form 10-K filed with the Securities and Exchange Commission on February 26, 2016).

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