Form 10-Q
period 2016-03-31
ExamWorks Group, Inc.
filed 2016-05-10
CIK 1498021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2016.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-34930

EXAMWORKS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2909425
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of May 6, 2016, ExamWorks Group, Inc. had 41,654,000 shares of Common Stock outstanding.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

March 31, 2016

FORM 10-Q QUARTERLY REPORT

 i

PART 1. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	December 31,	March 31,
	2015	2016
Assets
Current assets:
Cash and cash equivalents	$47,865	$15,999
Accounts receivable, net	245,449	249,062
Prepaid expenses	16,809	19,914
Other current assets	1,958	1,078
Total current assets	312,081	286,053
Property, equipment and leasehold improvements, net	20,145	22,264
Goodwill	508,297	581,379
Intangible assets, net	84,673	109,409
Long-term accounts receivable, less current portion	62,717	67,495
Deferred tax assets	50,405	40,596
Deferred financing costs, net	2,520	2,386
Other assets	3,969	4,178
Total assets	$1,044,807	$1,113,760
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$60,599	$65,948
Accrued expenses	60,748	55,261
Accrued interest expense	6,245	13,414
Deferred revenue	3,684	3,498
Current portion of contingent earnout obligation	—	2,556
Other current liabilities	9,056	7,282
Total current liabilities	140,332	147,959
Notes payable	493,126	493,359
Senior secured revolving credit facility and working capital facilities	35,243	82,578
Long-term contingent earnout obligation, less current portion	—	5,079
Deferred tax liabilities	3,333	3,250
Other long-term liabilities	12,738	14,225
Total liabilities	684,772	746,450
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; Authorized 50,000 shares; no shares issued and outstanding at December 31, 2015 and March 31, 2016	—	—
Common stock, $0.0001 par value; Authorized 250,000 shares; issued 42,983 and 43,222 shares at December 31, 2015 and March 31, 2016, respectively	4	4
Additional paid-in capital	446,409	457,193
Accumulated other comprehensive loss	(26,003)	(24,766)
Accumulated deficit	(30,619)	(27,359)
Treasury stock, at cost; Outstanding 1,705 and 2,015 shares at
December 31, 2015 and March 31, 2016, respectively	(29,756)	(37,762)
Total stockholders’ equity	360,035	367,310
Total liabilities and stockholders' equity	$1,044,807	$1,113,760

The accompanying notes are an integral part of these consolidated financial statements.

 EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended March 31,
	2015	2016
Revenues	$196,316	$226,503
Costs and expenses:
Costs of revenues	128,176	149,126
Selling, general and administrative expenses	42,152	47,339
Depreciation and amortization	14,848	16,636
Total costs and expenses	185,176	213,101
Income from operations	11,140	13,402
Interest and other expenses, net:
Interest expense, net	8,004	8,399
Total interest and other expenses, net	8,004	8,399
Income before income taxes	3,136	5,003
Provision for income taxes	1,112	1,743
Net income	$2,024	$3,260

Comprehensive Income (Loss):
Net income	$2,024	$3,260
Foreign currency translation adjustments, net of tax	(5,877)	1,237
Total comprehensive income (loss)	$(3,853)	$4,497

Per share data:
Net income per share:
Basic	$0.05	$0.08
Diluted	$0.05	$0.08

Weighted average number of common shares outstanding:
Basic	40,418	40,805
Diluted	42,680	42,362

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2015	2016
Operating activities:
Net income	$2,024	$3,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,848	16,636
Amortization of deferred rent	138	99
Share-based compensation	6,136	5,419
Excess tax benefit related to share-based compensation	(2,086)	(4,766)
Provision for doubtful accounts	1,918	2,116
Amortization of deferred financing costs	587	381
Deferred income taxes	(1,759)	348
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(14,763)	(7,562)
Prepaid expenses and other current assets	1,010	(2,184)
Accounts payable and accrued expenses	4,668	(2,729)
Accrued interest expense	(5,640)	7,169
Deferred revenue and customer deposits	(133)	(108)
Other liabilities	(784)	(2,313)
Net cash provided by operating activities	6,164	15,766
Investing activities:
Cash paid for acquisitions, net	(2,299)	(92,348)
Purchases of building, equipment and leasehold improvements, net	(2,229)	(2,737)
Working capital and other settlements for acquisitions	(91)	(271)
Proceeds from foreign currency net investment hedges	4,812	1,649
Other	(1,250)	(150)
Net cash used in investing activities	(1,057)	(93,857)
Financing activities:
Borrowings under senior secured revolving credit facility	25,478	75,000
Excess tax benefit related to share-based compensation	2,086	4,766
Proceeds from the exercise of options and warrants	8,855	582
Repayment of contingent earnout obligation	(1,023)	—
Net repayments under working capital facilities	(132)	(1,623)
Purchases of stock for treasury	—	(8,006)
Repayments under senior secured revolving credit facility	(29,331)	(25,000)
Net cash provided by financing activities	5,933	45,719
Exchange rate impact on cash and cash equivalents	(509)	506
Net increase (decrease) in cash and cash equivalents	10,531	(31,866)
Cash and cash equivalents, beginning of period	9,751	47,865
Cash and cash equivalents, end of period	$20,282	$15,999

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,979	$825
Cash paid for income taxes	$2,703	$4,457

The accompanying notes are an integral part of these consolidated financial statements.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)               Nature of Operations and Basis of Presentation

ExamWorks Group, Inc. (“ExamWorks” or the “Company”) is a leading provider of independent medical examinations (“IMEs”), peer and bill reviews, Medicare compliance services, case management services and other related services, which include litigation support services, administrative support services, medical record retrieval services and document management services (“IME services” or the “IME industry”). ExamWorks, Inc. was incorporated as a Delaware corporation on April 27, 2007. Since 2008 through the date of this filing, ExamWorks completed 57 acquisitions. As of March 31, 2016, ExamWorks, Inc. operated out of 71 service centers serving all 50 United States, Canada, the United Kingdom and Australia.

The consolidated financial statements of the Company as of March 31, 2016 and for the periods ended March 31, 2015 and 2016 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the Company's most recent fiscal year. The Company's December 31, 2015 Consolidated Balance Sheet was derived from audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, (the “Form 10-K”), but does not include all disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Form 10-K. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

(c)              Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2015 and March 31, 2016.

(d)              Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts owed to the Company for services provided in the normal course of business and are reported net of allowance for doubtful accounts, which amounted to $12.2 million and $12.5 million as of December 31, 2015 and March 31, 2016, respectively. Generally, no collateral is received from customers and additions to the allowance are based on ongoing credit evaluations of customers with general credit experience being within the range of management’s expectations. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off.  The Company assumes, that on average, all accounts receivable will be collected within one year and thus classifies these as current assets; however there are certain receivables, principally in the U.K., that have aged longer than one year as of December 31, 2015 and March 31, 2016, and the Company has recorded an estimate for those receivables that will not be collected within one year as long-term in the consolidated balance sheets.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(e)              Concentrations of Credit Risk

The Company routinely assesses the financial strength of its customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. For the three months ended March 31, 2015 and 2016, no individual customer accounted for more than 10% of revenues. At December 31, 2015 and March 31, 2016, there was an individual customer that accounted for approximately 14% and 13%, respectively, of the accounts receivable balance.

As of March 31, 2016, the Company had cash and cash equivalents totaling approximately $16.0 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $1.6 million was held in the U.S. The U.S. amounts were insured under standard FDIC insurance coverage for deposit accounts up to $250,000, per depositor and account ownership category, at each separately insured depository institution.

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

(g)              Long-Lived Assets

In accordance with Impairment or Disposal of Long-Lived Assets, Subsections of Financial Accounting Standards Board (“FASB”) ASC Subtopic 360-10 (“ASC 360”),  Property, Plant, and Equipment — Overall, long-lived assets, such as equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models (using market participant assumptions), quoted market values and third-party independent appraisals, as considered necessary. At December 31, 2015 and March 31, 2016, no impairment was noted.

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

The Company performed its annual impairment review of goodwill in October of 2015, and it was determined that the carrying amount of goodwill was not impaired, as the fair value of the reporting units substantially exceeded their carrying values and there have been no subsequent developments that would indicate impairment existed as of March 31, 2016. The goodwill impairment review will continue to be performed annually or more frequently if facts and circumstances warrant a review.

ASC 350 also requires that intangible assets with definite lives be amortized over their estimated useful lives. Currently, customer relationships, trade names, covenants not-to-compete and technology are amortized using the straight-line method over estimated useful lives.

(i)              Deferred Financing Costs

In November 2010, the Company entered into a senior secured revolving credit facility with Bank of America N.A. (“Senior Secured Revolving Credit Facility”) (see Note 10). The Company has incurred deferred financing costs of $8.5 million associated with the Senior Secured Revolving Credit Facility and related amendments and restatements, none of which were incurred in the three months ended March 31, 2015 and 2016. In the second quarter of 2015, the Company amended and restated the Senior Secured Revolving Credit Facility in connection with the offering of the Notes as defined in Note 10, pursuant to an amended and restated credit agreement (the “Amended and Restated Credit Facility”), which resulted in a loss on extinguishment of debt of approximately $274,000 for the write-off of unamortized deferred financing costs in accordance with ASC Topic 470, Debt (“ASC 470”).

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The deferred financing costs associated with the Senior Secured Revolving Credit Facility are being amortized to interest expense over the five-year term of the facility, using the straight-line method, which approximates the effective interest method.

The Company amortized $361,000 and $148,000 for the three months ended March 31, 2015 and 2016, respectively, to interest expense.

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

Revenue related to other IME services, including litigation support services, medical record retrieval services, document management services and case management services, where no report is generated, is recognized at the time the service is performed. The Company believes that recognizing revenue at the time the service is performed is appropriate because the Company’s revenue policies meet the following four criteria in accordance with ASC 605-10-S25, (i) persuasive evidence that arrangement exists, (ii) services have been rendered, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured.

Certain agreements with customers in the U.K. include provisions whereby collection of the amounts billed are contingent on the favorable outcome of the claim.  The Company has deemed these provisions to preclude revenue recognition at the time of performance, as collectability is not reasonably assured and the cash payments are contingent, and is deferring these revenues, net of estimated costs, until the case has been settled, the contingency has been resolved and the cash has been collected.   As of December 31, 2015 and March 31, 2016, the Company had $2.7 million and $2.5 million, respectively, in U.K. net deferred revenues associated with such agreements.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth basic and diluted net income per share computational data for the three months ended March 31, 2015 and 2016 (amounts in thousands):

	Three months ended March 31,
	2015	2016
Net income	$2,024	$3,260

Basic shares outstanding:
Common stock	40,418	40,805

Diluted shares outstanding:
Common stock	40,418	40,805
Dilutive securities (1)	2,262	1,557
Total	42,680	42,362

(1)

For the three months ended March 31, 2015 and 2016, the Company's dilutive securities excluded options potentially exercisable in the future into 32,000 shares and 86,000 shares, respectively, because their inclusion would have been anti-dilutive.

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

 The Company’s expected volatility assumptions are based upon the weighted average of the Company’s implied volatility, the Company’s mean reversion volatility and the median of the Company’s peer group’s most recent historical volatilities for 2015 stock option grants. Expected life assumptions are based upon the “simplified” method as for those options issued in 2015, which were determined to be issued approximately at-the-money. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

In the three months ended March 31, 2016, the Company issued no stock option awards to employees. Share-based compensation expense related to stock option awards was $1.9 million and $1.2 million for the three months ended March 31, 2015 and 2016, respectively, of which $469,000 and $307,000, respectively, was included in costs of revenues, and $1.4 million and $921,000, respectively, was recorded in selling, general and administrative (“SGA”) expenses.

At March 31, 2016, the unrecognized compensation expense related to stock option awards was $3.4 million, with a remaining weighted average life of 1.2 years.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of option activity for the three months ended March 31, 2016 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2015	3,766,868	$13.28
Options granted	—	—
Options forfeited	(46,346)	33.13
Options exercised	(74,121)	9.99
Outstanding at March 31, 2016	3,646,401	$13.10

Exercisable at March 31, 2016	3,377,368	$11.51	5.1	$61,718

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of stock options exercised was approximately $860,000 during the three months ended March 31, 2016.

Restricted Stock and Restricted Stock Units

The Company has granted members of the Board of Directors, certain employees and outside consultants, time lapse restricted stock and RSUs which vest after a stipulated number of years from the grant date depending on the terms of the issue. The fair value of shares of restricted stock and RSUs is determined based upon the market price of the underlying common stock as of the date of grant. Time lapse restricted shares issued and RSUs vest over one to five-year periods. The agreements under which the restricted stock and RSUs are issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the stock plans have been satisfied. The restriction on a majority of these awards could expire earlier than the stipulated time frame in the event of a change in control or merger or other acquisition. Share-based compensation expense related to shares of restricted stock and RSUs was $4.1 million and $4.2 million for the three months ended March 31, 2015 and 2016, respectively, all of which is included in SGA expenses.

The following is a summary of restricted share and RSU activity for the three months ended March 31, 2016:

	Number of awards	Weighted average grant date fair value
Non-vested awards at December 31, 2015	1,315,522	$34.30
Awards granted	685,280	27.68
Awards vested	(238,094)	24.28
Awards forfeited	(130,237)	35.96
Non-vested awards at March 31, 2016	1,632,471	$32.85

The total fair value of vested RSUs and shares of restricted stock during the three months ended March 31, 2015 and 2016 was $3.2 million and $5.8 million, respectively. At March 31, 2016, total unrecognized compensation costs related to non-vested restricted shares and RSUs was $41.4 million, which is expected to be recognized over a weighted average period of 2.2 years.

During the three months ended March 31, 2015 the Company recorded share-based compensation expense of $130,000 related to an annual incentive compensation plan established by the Compensation Committee of the Board of Directors, all of which was recorded in SGA expenses. No such share-based compensation expense was recorded for the three months ended March 31, 2016, as all amounts paid under the incentive compensation plan for the year ended December 31, 2016 will be settled in cash.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(o)              Fair Value Measurements

The Company’s financial assets and (liabilities), which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy at December 31, 2015 and March 31, 2016, and are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2015
Financial instruments:
Foreign currency derivative asset	$—	$848	$—	$848
Foreign currency derivative liability	—	(1,215)	—	(1,215)

As of March 31, 2016
Financial instruments:
Contingent consideration	$—	$—	$(7,635)	$(7,635)
Foreign currency derivative liability	—	(2,122)	—	(2,122)

The contingent consideration relates to earnout provisions recorded in conjunction with a 2016 acquisition (see Note 3). The fair value of the foreign currency derivative was determined using observable market inputs such as foreign currency exchange rates and considers nonperformance risk of the Company and that of its counterparties.

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

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Foreign Currency Translation	Net investment hedge - foreign exchange contract	Total
Balance at December 31, 2015	$(33,716)	$7,713	$(26,003)
Change during 2016:
Before-tax amount	818	(107)	711
Tax (expense) benefit	484	42	526
Total activity in 2016	1,302	(65)	1,237
Balance at March 31, 2016	$(32,414)	$7,648	$(24,766)

(q)               Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

 In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-05”), which define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Currently, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. This going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. This ASU provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern and the related footnote disclosures. The amendments are effective for the year ending December 31, 2016, and for interim periods beginning the first quarter of 2017, with early adoption permitted. The Company has adopted the provisions during the year ending December 31, 2016 and will provide such disclosures as required if there are conditions and events that raise substantial doubt about its ability to continue as a going concern. Adoption did not have a material impact on the Company's financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. Additionally, in August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”) which amends ASU 2015-03, which did not address the balance sheet presentation of debt issuance costs incurred in connection with line-of-credit arrangements. Under ASU 2015-15, a Company may defer debt issuance costs associated with line-of-credit arrangements and present such costs as an asset, subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings. The amendments in these updates were effective for fiscal periods beginning on or after December 15, 2015, and interim periods within those fiscal years, were applied retrospectively and represent a change in accounting principle.

The Company adopted the provisions of these amendments in January of 2016. As a result, approximately $6.9 million and $6.6 million of debt issuance costs related to the Company’s $500.0 million 5.625% Senior Unsecured Notes Payable due April 2023 (the "Notes") were reclassified from deferred financing costs to Notes payable in the accompanying consolidated balance sheets as of December 31, 2015 and March 31, 2016, respectively. The Company elected to continue presenting the deferred financing costs associated with its Senior Secured Revolving Credit Facility as deferred financing costs, net in the accompanying consolidated balance sheets.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”) which requires that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The Company adopted the provisions of this ASU prospectively in the first quarter of 2016, and did not retrospectively adjust the prior periods. The adoption of ASU 2015-16 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for financial statements issued for interim and annual periods beginning after December 15, 2016. Earlier adoption is permitted. This amendment may be applied either prospectively or retrospectively to all periods presented. The Company adopted the provisions of this ASU prospectively in the fourth quarter of 2015, and did not retrospectively adjust the prior periods. The adoption of ASU 2015-17 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, (Topic 606): Revenue from Contracts with Customers (“ASU 2014-09”) which supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of this standard on its financial position, results of operations and cash flows.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which addresses certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt the provisions for the year ending December 31, 2018 and currently does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to recognize on the balance sheet a right-of-use asset, representing their right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than twelve months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments” (“ASU 2016-06”), which will reduce diversity of practice in identifying embedded derivatives in debt instruments. ASU 2016-06 clarifies that the nature of an exercise contingency is not subject to the “clearly and closely” criteria for purposes of assessing whether the call or put option must be separated from the debt instrument and accounted for separately as a derivative. The amendments in this update are effective for fiscal period beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt the provisions for the year ending December 31, 2017 and currently does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations. The amendments in this update are effective for fiscal period beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The amendments in this update are effective for fiscal period beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial position, results of operations and cash flows.

There were various other accounting standards and interpretations issued during 2015 and 2016 the Company has not yet been required to adopt, none of which are expected to have a material impact on its financial position, results of operations and cash flows.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)              Acquisitions

ExamWorks operates in a highly fragmented industry and has completed 57 acquisitions since July 14, 2008 through the date of this filing. A key component of ExamWorks’ acquisition strategy is growth through acquisitions that expand its geographic coverage, that provide new or complementary lines of business, expand its portfolio of services and that increase its market share.

The Company has accounted for all business combinations using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The Company recorded, based on a preliminary purchase price allocation, intangible assets representing client relationships, tradenames, covenants not to compete, technology and the excess of purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed as goodwill in the accompanying consolidated balance sheets. The goodwill is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence. The results of operations are reflected in the consolidated financial statements of the Company from the date of acquisition.

(a)             2015 Acquisitions

In 2015, the Company completed the following individually insignificant acquisitions, as defined in SEC Regulation S-X Rule 3-05, with an aggregate purchase price of $75.7 million, composed of $76.8 million cash consideration less cash acquired of $1.1 million. In conjunction with the 2015 acquisitions, the Company incurred aggregate transaction costs of $882,000, of which $35,000 was incurred in the three months ended March 31, 2015. The Company did not incur any costs associated with the indicated acquisitions in the first quarter of 2016. These amounts are reported in SGA expenses in the Company’s accompanying consolidated statements of comprehensive income (loss). These acquisitions enhanced and expanded the presence and service offerings of the Company.

Company Name	Form of acquisition	Date of acquisition
ReliableRS (United States)	Substantially all of the assets and assumed certain liabilities	January 2, 2015
Landmark Exams & Maven Exams (United States)	Substantially all of the assets and assumed certain liabilities	April 14, 2015
Karen Rucas & Associates (Canada)	Substantially all of the assets and assumed certain liabilities	July 13, 2015
First Choice (United States)	Substantially all of the assets and assumed certain liabilities	October 30, 2015
Argent (United Kingdom)	Substantially all of the assets and assumed certain liabilities	November 23, 2015

The preliminary allocation of consideration for these acquisitions is summarized as follows (in thousands):

	Preliminary purchase price allocation December 31, 2015	Adjustments/ reclassifications	Preliminary purchase price allocation March 31, 2016
Equipment and leasehold improvements	$1,513	$—	$1,513
Customer relationships	28,530	—	28,530
Tradenames	1,965	—	1,965
Covenants not to compete	182	—	182
Goodwill	24,296	489	24,785
Net deferred tax liability associated with step-up in book basis	(18)	—	(18)
Assets acquired and liabilities assumed, net	18,931	(218)	18,713
Totals	$75,399	$271	$75,670

In 2016, the Company recorded adjustments to working capital resulting in an increase in total consideration paid of $271,000. Goodwill of $24.6 million and other intangible assets of $30.4 million are expected to be deductible for U.S. federal income tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(b)             2016 Acquisitions

In 2016, the Company completed the following individually insignificant acquisitions, as defined in SEC Regulation S-X Rule 3-05, with an aggregate purchase price of $99.6 million, composed of $92.0 million cash consideration and $7.6 million of contingent consideration. In conjunction with the 2016 acquisitions, the Company incurred aggregate transaction costs of $446,000, of which $82,000 were incurred in the three months ended March 31, 2016. The Company did not incur any costs associated with the acquisitions in the first quarter of 2015. These amounts are reported in SGA expenses in the Company’s accompanying consolidated statements of comprehensive income (loss). These acquisitions enhanced and expanded the presence and service offerings of the Company.

Company name	Form of acquisition	Date of acquisition
ABI (United States)	100% of the outstanding common stock	January 8, 2016
Advanced Medical Reviews (United States)	100% of the outstanding common stock	January 19, 2016

The preliminary allocation of consideration for these acquisitions is summarized as follows (in thousands):

Preliminary purchase price allocation March 31, 2016
Equipment and leasehold improvements	$1,044
Customer relationships	32,201
Tradename	6,900
Goodwill	70,378
Net deferred tax liability associated with step-up in book basis	(15,104)
Assets acquired and liabilities assumed, net	4,219
Total	$99,638

None of the goodwill or other intangibles are currently expected to be deductible for U.S. federal income tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. The 2016 acquisitions contributed $13.0 million in revenues and $231,000 in operating losses for the three months ended March 31, 2016.

(c)               Pro forma Financial Information

The following unaudited pro forma results of operations for the three months ended March 31, 2015 and 2016 assumes that the 2015 acquisitions were completed on January 1, 2014 and the 2016 acquisitions were completed on January 1, 2015.

For the three months ended March 31, 2015 and 2016, the pro forma results include adjustments to reflect interest and other expenses of $2.3 million and $128,000, respectively, associated with the funding of the acquisitions assuming that acquisition related debt was incurred as referenced above. In addition, incremental depreciation and amortization expense was recorded as if the acquisitions had occurred on the dates referenced above and amounted to $5.1 million and $315,000 for the three months ended March 31, 2015 and 2016, respectively. Finally, adjustments of $948,000 and $1.2 million were made to reduce SGA expenses for the three months ended March 31, 2015 and 2016, respectively, principally related to certain salary and other personal expenses attributable to the previous owners and employees of the acquired businesses.  These adjustments represent contractual reductions and are considered to be non-recurring and are not expected to have a continuing impact on the operations of the Company.

	Three months ended March 31,
	2015	2016
	(In thousands, except per share data)
Pro forma revenues	$224,914	$228,389
Pro forma net income	139	3,812
Pro forma income per share: Basic	$0.00	$0.09
Pro forma income per share: Diluted	$0.00	$0.09

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective as of January 1 of the respective years or of future operations of the Company.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)              Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements at December 31, 2015 and March 31, 2016, consist of the following (in thousands):

	Estimated useful lives			December 31,	March 31,
	(years)			2015	2016
Building		15		$3,669	$3,701
Computer and office equipment		3		23,162	24,982
Furniture and fixtures	3	to	5	5,051	5,461
Leasehold improvements	Lease term			6,272	7,695
				38,154	41,839
Less accumulated depreciation and amortization				18,009	19,575
Totals				$20,145	$22,264

Depreciation expense was $1.7 million and $1.9 million for the three months ended March 31, 2015 and 2016, respectively.

(5)              Goodwill and Intangible Assets

Goodwill by segment at December 31, 2015 and March 31, 2016 consists of the following (in thousands) (1):

	United		United
	States	Canada	Kingdom	Australia	Total
Balance at December 31, 2015	$412,502	$15,364	$49,428	$31,003	$508,297
Goodwill acquired during the year	70,378	—	—	—	70,378
Adjustments to prior year acquisitions	738	2	(251)	—	489
Effect of foreign currency translation	—	1,435	(1,531)	2,311	2,215
Balance at March 31, 2016	$483,618	$16,801	$47,646	$33,314	$581,379

(1)	Goodwill recorded in connection with certain tax benefits to be realized in the Company’s U.S. income tax returns has been reflected in the United States segment.

Intangible assets at December 31, 2015 and March 31, 2016, consist of the following (in thousands):

				December 31, 2015
	Estimated useful lives (months)			Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	40	to	60	$263,293	$(199,266)	$64,027
Tradenames	45	to	84	68,172	(52,354)	15,818
Covenants not to compete		36		10,254	(6,047)	4,207
Technology	24	to	40	9,014	(8,393)	621
Totals				$350,733	$(266,060)	$84,673

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

				March 31, 2016
	Estimated useful lives (months)			Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	40	to	60	$296,657	$(212,493)	$84,164
Tradenames	45	to	84	75,323	(54,651)	20,672
Covenants not to compete		36		10,729	(6,605)	4,124
Technology	24	to	40	8,973	(8,524)	449
Totals				$391,682	$(282,273)	$109,409

The aggregate intangible amortization expense was $13.1 million and $14.7 million for the three months ended March 31, 2015 and 2016, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Amount
Nine months ended December 31, 2016	$37,682
Years ended December 31:
2017	40,480
2018	21,131
2019	10,062
2020	54
Total	$109,409

(6)              Accrued Expenses

Accrued expenses at December 31, 2015 and March 31, 2016 consist of the following (in thousands):

	December 31, 2015	March 31, 2016
Accrued compensation and benefits	$13,266	$12,020
Accrued selling and professional fees	5,457	5,143
Accrued income, value added and other taxes	30,774	28,827
Accrued medical panel fees	7,598	6,239
Other accrued expenses	3,653	3,032
Totals	$60,748	$55,261

(7)              Stockholders’ Equity

During the three months ended March 31, 2016, the Company issued approximately 74,000 shares of common stock to settle options exercised during the period.

During the three months ended March 31, 2016, the Company issued approximately 67,000 shares of restricted stock with a fair value of $1.7 million to certain officers and employees for services to be provided during the next three years. The Company is recording the expenses related to these awards in SGA expenses over the requisite service period.

During the three months ended March 31, 2016, the Company issued approximately 98,000 shares of common stock to settle restricted stock units whose restrictions were lifted during the period.

Repurchased shares of the Company’s common stock are held as treasury shares until they are reissued or retired. When the Company reissues treasury stock, if the value of the transaction is greater than the average price paid to acquire the shares, an increase in additional paid-in capital is recorded. Conversely, if the value of the transaction is less than the average price paid to acquire the shares, a decrease is recorded to additional paid-in capital to the extent of increases previously recorded for similar transactions, and a decrease is recorded in retained earnings for any remaining amount. During the three months ended March 31, 2016, the Company repurchased approximately 310,000 shares of common stock under the share repurchase program. These shares were repurchased at an average cost of $25.85 per share for a total cost of $8.0 million. As of March 31, 2016, the Company has approximately 2.0 million shares of common stock held as treasury shares with an average value of $18.74 per share, and the ability to repurchase an additional $35.9 million in shares of its common stock.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)              Related Party Transactions

The previous and existing revolving credit facilities contain a provision requiring the Company to use a third party to perform financial due diligence for acquisitions exceeding a certain size. With the approval of the senior lender, the Company engaged RedRidge Finance Group (“RedRidge”) to assist it with financial due diligence and incurred $118,000 and $176,000 in fees, respectively, pertaining to acquisition-related work performed during the three months ended March 31, 2015 and 2016, respectively. P&P Investment, LLC (“P&P”), a company owned by Richard Perlman and James Price, the Executive Chairman and Chief Executive Officer, respectively, of the Company, is a minority owner of RedRidge. P&P, Mr. Perlman and Mr. Price had historically waived any right P&P had to any portion of the diligence fees paid by the Company to RedRidge. This waiver terminated as of August 1, 2013.

(9)              Commitments and Contingencies

(a)              Lease Commitments

The Company and its subsidiaries lease office space and office related equipment under noncancelable operating leases with various expiration dates from 2016 through 2023.

Future minimum lease payments under the operating leases for the nine months ended December 31, 2016 and each of the years subsequent to December 31, 2016 are as follows (in thousands):

Amount
Nine months ended December 31, 2016	$11,780
Years ended December 31:
2017	14,162
2018	11,771
2019	8,185
2020	5,134
Thereafter	3,874
Total	$54,906

Related rent expense was $4.2 million and $5.1 million for the three months ended March 31, 2015 and 2016, respectively.

(b)              Employee Benefit Plans

The Company and certain of its subsidiaries each sponsor separate voluntary defined contribution pension plans. The plans cover employees that meet specific age and length of service requirements. The Company and certain of its subsidiaries have various matching and vesting arrangements within their individual plans. For the three months ended March 31, 2015 and 2016, the Company recorded $370,000 and $238,000, respectively, in compensation expense related to these plans.

(10)            Long-Term Debt

Long-term debt at December 31, 2015 and March 31, 2016 consists of the following (in thousands):

	December 31,	March 31,
	2015	2016
Notes Payable (a)	$500,000	$500,000
Deferred financing costs related to Notes Payable (a)	(6,874)	(6,641)
Senior Secured Revolving Credit Facility, Bank of America, N.A. (b)	—	50,000
Working capital facilities, Barclays (c)	35,243	32,578
Totals	$528,369	$575,937

(a)      On April 16, 2015, the Company closed a public offering of the Notes. The Notes were issued at a price of 100% of their principal amount. The Notes are senior obligations of ExamWorks and are guaranteed by certain of ExamWorks’ existing and future U.S. subsidiaries. The gross proceeds of $500.0 million were used to repay all of the Company’s outstanding borrowings under the Senior Secured Revolving Credit Facility, to redeem all of the Company’s prior $250.0 million, 9.0% senior notes due 2019 the (“Senior Unsecured Notes”), to pay related fees and expenses, and for general corporate purposes, including acquisitions. The Company incurred deferred financing costs of $7.5 million related to this offering, none of which were incurred in the three months ended March 31, 2015 or 2016. These costs are amortized on a straight-line basis over the 8-year life of the Notes which approximates the effective interest method. Additionally, the Company amortized deferred financing costs of approximately $226,000 in the three months ended March 31, 2015 related to previous Senior Unsecured Notes which were extinguished in April 2015.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

On June 27, 2013, the Company entered into a fifth amendment to its Senior Secured Revolving Credit Facility (the “Fifth Amendment”). Among other changes, the Fifth Amendment modified the Credit Agreement to permit an implementation of an auto-borrow agreement between the swing line lender and the Company to facilitate cash management, incorporated new provisions related to swap regulations and updated various provisions related to the LIBOR rate, Foreign Account Tax Compliance Act and the International Financial Reporting Standards.

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

The Amended and Restated Credit Facility contains restrictive covenants, including, among other things, financial covenants requiring the Company to not exceed a maximum consolidated senior secured leverage coverage ratio, a maximum total consolidated leverage ratio and to maintain a minimum consolidated fixed charge coverage ratio. The Amended and Restated Credit Facility also restricts the Company’s ability (subject to certain exceptions) to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and make other payments in respect of capital stock, make certain investments, sell assets, change its lines of business, enter into transactions with affiliates and other corporate actions.

On June 1, 2015 the Company entered into a first amendment to the Amended and Restated Credit Facility (“First Amendment”). The First Amendment amended the definition of “Change of Control” in the Amended and Restated Credit Facility.

As of March 31, 2016, the Company had $50.0 million outstanding under the Amended and Restated Credit Facility, resulting in $250.0 million of undrawn commitments.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On June 28, 2013, UKIM entered into an amendment to extend the term of the existing UKIM SFA by 24 months from June 28, 2013, to amend the discount margin to 2.4% over Base Rate and to provide that payments by UKIM for certain non-working capital purposes are permitted under the UKIM SFA. Further, on April 16, 2015, UKIM entered into an amendment to extend the term of the existing UKIM SFA for an additional 36 months from the amendment date and to amend the discount margin to 2.05% over Base Rate (0.5% rate on March 31, 2016). The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Amended and Restated Credit Facility. As of March 31, 2016, UKIM had $6.0 million outstanding under the working capital facility, resulting in approximately $1.2 million in availability.

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

On June 28, 2013, Premex entered into an amendment to extend the term of the existing Premex SFA by 24 months from June 28, 2013, and to provide that payments by Premex for certain non-working capital purposes are permitted under the Premex SFA. Further, on April 16, 2015, Premex entered into an amendment to extend the term of the existing Premex SFA for an additional 36 months from the amendment date and to amend the discount margin to 2.05% over Base Rate (0.5% at March 31, 2016). The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Amended and Restated Credit Facility. As of March 31, 2016, Premex had $26.6 million outstanding under the working capital facility, resulting in approximately $11.5 million in availability.

As of March 31, 2016, future maturities of long-term debt were as follows (in thousands):

Amount
Nine months ended December 31, 2016	$—
Years ended December 31:
2017	—
2018	32,578
2019	—
2020	50,000
Thereafter	500,000
Total	$582,578

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

As of December 31, 2015, the Company had a net liability of $367,000, with $1.2 million recorded in other current liabilities and $848,000 recorded in other current assets with the offsetting net unrealized loss being recorded in accumulated other comprehensive income (loss) in its consolidated balance sheets associated with open forward foreign currency contracts which matured in January of 2016. As of March 31, 2016, the Company had a net liability of $2.1 million recorded in other current liabilities with the offsetting net unrealized loss being recorded in accumulated other comprehensive income (loss) in its consolidated balance sheets associated with open forward foreign currency contracts which matured in April 2016.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The following table summarizes the activity related to the unrecognized tax benefits for the three months ended March 31, 2016, (in thousands):

Balance at January 1, 2016	$1,924
Increase to prior year tax positions	95
Increase to current year tax positions	445
Expiration of the statute of limitations for the assessment of taxes	—
Decrease related to settlements	—
Balance at March 31, 2016	$2,464

The Company is no longer subject to U.S. federal income and state tax return examinations by tax authorities for tax years before 2010 and 2009, respectively. The Company operates in multiple taxing jurisdictions and experiences audits from various tax authorities. The Company remains subject to possible examination until the statute of limitations expires for the respective tax jurisdiction. The Company does not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next 12 months.

Undistributed earnings of the Company’s controlled foreign corporation subsidiaries are considered indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been recorded. Deferred taxes are provided for earnings outside the United States when those earnings are not considered indefinitely reinvested.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Information relating to the Company’s product groups (IMEs, peer review, bill review, Medicare compliance, case management, medical record retrieval, document management and other related services) is as follows (in thousands):

Revenues:	For the three months ended March 31,
	2015	2016
IME and other related services (1)	$167,345	$182,997
Peer and bill reviews, Medicare compliance, case management, medical record retrieval and document management services (1)	28,971	43,506
Total revenues	$196,316	$226,503

(1) Includes the results of certain of the Company’s service centers acquired whose revenues are generated substantially through the indicated product group. Outside of this presentation, other product groups are not tracked within the Company’s financial systems. Additionally, other related services, which include any Medicare compliance services and case management services completed at the Company’s historic service centers in the periods presented, are not separately captured within the Company’s financial systems and have been included with IME services in the above presentation as separate presentation is not practicable. With the Company’s acquisition of Gould & Lamb in February 2014 and Ability Services Network and MedAllocators in June 2014, Medicare compliance services and case management services have been added to the presentation above. Additionally, with the acquisition of ABI in January 2016, medical record retrieval and document management services have been added to the presentation above. None of the individual services within the peer and bill reviews, Medicare compliance, case management, medical record retrieval and document management services categories above represent more than 10% of consolidated revenues.

Information relating to the Company’s geographic segments is as follows (in thousands)(1):

	United		United
	States	Canada	Kingdom	Australia	Total
Three months ended March 31, 2015
Revenues	$121,718	$7,949	$47,444	$19,205	$196,316
Segment profit	19,522	634	7,699	4,097	31,952
Depreciation and amortization expense	9,411	582	2,383	2,472	14,848
Capital expenditures	(1,670)	(114)	(189)	(256)	(2,229)
Total assets (3)	598,165	22,343	236,186	83,228	939,922
Long-lived assets (2)(3)	471,040	15,613	92,703	68,227	647,583

Three months ended March 31, 2016
Revenues	$149,440	$9,454	$47,933	$19,676	$226,503
Segment profit	22,905	968	9,779	3,832	37,484
Depreciation and amortization expense	10,752	56	3,539	2,289	16,636
Capital expenditures	(1,178)	(27)	(178)	(1,354)	(2,737)
Total assets (3)	702,747	29,341	295,222	86,450	1,113,760
Long-lived assets (2)(3)	570,681	17,515	133,337	63,192	784,725

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A reconciliation of segment profit to consolidated income from operations is as follows (in thousands):

	For the three months ended March 31,
	2015	2016
Segment Profit	$31,952	$37,484
Depreciation and amortization	(14,848)	(16,636)
Share-based compensation expense	(6,136)	(5,419)
Acquisition related transaction costs	(559)	(1,058)
Other income (expenses)	731	(969)
Income from operations	$11,140	$13,402

(14)            Condensed Consolidating Financial Information of Guarantor Subsidiaries

The Company has outstanding certain indebtedness that is guaranteed by certain of its U.S. subsidiaries. However, the indebtedness is not guaranteed by the Company’s foreign subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis, and are full and unconditional. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of December 31, 2015 and March 31, 2016, and for the three months ended March 31, 2015 and 2016 is presented below. The Company (issuer of the Senior Unsecured Notes, and subsequently the Notes in April of 2015) was formed in June 2010 to implement a holding company organizational structure. As a result, all operating activities are conducted through the Company’s 100% owned subsidiaries.

Condensed Consolidating Statement of Operations

for the three months ended March 31, 2015

(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals

Revenues	$121,718	$74,598	$—	$—	$196,316
Costs and expenses:
Costs of revenues	82,334	45,842	—	—	128,176
Selling, general and administrative expenses	23,014	19,138	—	—	42,152
Depreciation and amortization	9,411	5,437	—	—	14,848
Total costs and expenses	114,759	70,417	—	—	185,176
Income from operations	6,959	4,181	—	—	11,140
Interest and other expenses, net	6,409	1,595	—	—	8,004
Loss before income taxes	550	2,586	—	—	3,136
Provision (benefit) for income taxes	(594)	1,706	—	—	1,112
Net loss before earnings of consolidated subsidiaries	$1,144	$880	$—	$—	$2,024
Net income (loss) of consolidated subsidiaries	880	—	880	(1,760)	—
Net income (loss)	$2,024	$880	$880	$(1,760)	$2,024

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Operations

for the three months ended March 31, 2016

(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals

Revenues	$149,439	$77,064	$—	$—	$226,503
Costs and expenses:
Costs of revenues	102,001	47,125	—	—	149,126
Selling, general and administrative expenses	27,807	19,532	—	—	47,339
Depreciation and amortization	10,753	5,883	—	—	16,636
Total costs and expenses	140,561	72,540	—	—	213,101
Income from operations	8,878	4,524	—	—	13,402
Interest and other expenses, net	7,074	1,325	—	—	8,399
Income before income taxes	1,804	3,199	—	—	5,003
Provision for income taxes	492	1,251	—	—	1,743
Net income before earnings of consolidated subsidiaries	$1,312	$1,948	$—	$—	$3,260
Net income (loss) of consolidated subsidiaries	1,948	—	1,948	(3,896)	—
Net income (loss)	$3,260	$1,948	$1,948	$(3,896)	$3,260

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet as of December 31, 2015

(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$33,011	$14,854	$—	$—	$47,865
Accounts receivable, net	68,896	176,553	—	—	245,449
Intercompany receivable	57,394	—	6,245	(63,639)	—
Prepaid expenses	10,398	6,411	—	—	16,809
Other current assets	848	1,110	—	—	1,958
Total current assets	170,547	198,928	6,245	(63,639)	312,081
Property, equipment and leasehold improvements, net	12,695	7,450	—	—	20,145
Investment in subsidiaries	280,114	—	800,743	(1,080,857)	—
Intercompany notes receivable	174,421	—	174,421	(348,842)	—
Goodwill	398,045	110,252	—	—	508,297
Intangible assets, net	46,423	38,250	—	—	84,673
Long-term accounts receivable, less current portion	—	62,717	—	—	62,717
Deferred tax assets, noncurrent	47,363	3,042	—	—	50,405
Deferred financing costs, net	2,416	104	—	—	2,520
Other assets	725	3,244	—	—	3,969
Total assets	$1,132,749	$423,987	$981,409	$(1,493,338)	$1,044,807
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$24,072	$36,527	$—	$—	$60,599
Intercompany payable	6,245	57,394	—	(63,639)	—
Accrued expenses	13,150	47,598	—	—	60,748
Accrued interest expense	—	—	6,245	—	6,245
Deferred revenue	138	3,546	—	—	3,684
Other current liabilities	3,383	5,673	—	—	9,056
Total current liabilities	46,988	150,738	6,245	(63,639)	140,332
Senior unsecured notes payable	—	—	493,126	—	493,126
Senior secured revolving credit facility and working capital facilities, less current portion	—	35,243	—	—	35,243
Intercompany notes payable	174,421	174,421	—	(348,842)	—
Deferred tax liability, noncurrent	—	3,333	—	—	3,333
Other long-term liabilities	2,950	9,788	—	—	12,738
Total liabilities	224,359	373,523	499,371	(412,481)	684,772
Commitments and contingencies
Stockholders’ equity (deficit)	908,390	50,464	482,038	(1,080,857)	360,035
Total liabilities and stockholders' equity (deficit)	$1,132,749	$423,987	$981,409	$(1,493,338)	$1,044,807

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet as of March 31, 2016

(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$1,554	$14,445	$—	$—	$15,999
Accounts receivable, net	77,277	171,785	—	—	249,062
Intercompany receivable	61,586	—	13,414	(75,000)	—
Prepaid expenses	8,083	11,831	—	—	19,914
Other current assets	—	1,078	—	—	1,078
Total current assets	148,500	199,139	13,414	(75,000)	286,053
Property, equipment and leasehold improvements, net	13,877	8,387	—	—	22,264
Investment in subsidiaries	282,062	—	895,039	(1,177,101)	—
Intercompany notes receivable	174,413	—	174,413	(348,826)	—
Goodwill	469,161	112,218	—	—	581,379
Intangible assets, net	76,555	32,854	—	—	109,409
Long-term accounts receivable, less current portion	—	67,495	—	—	67,495
Deferred tax assets, noncurrent	37,467	3,129	—	—	40,596
Deferred financing costs, net	2,296	90	—	—	2,386
Other assets	885	3,293	—	—	4,178
Total assets	$1,205,216	$426,605	$1,082,866	$(1,600,927)	$1,113,760
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$29,192	$36,756	$—	$—	$65,948
Intercompany payable	13,414	61,586	—	(75,000)	—
Accrued expenses	11,967	43,294	—	—	55,261
Accrued interest expense	—	—	13,414	—	13,414
Deferred revenue	222	3,276	—	—	3,498
Current portion of contingent earnout obligation	2,556	—	—	—	2,556
Other current liabilities	4,432	2,850	—	—	7,282
Total current liabilities	61,783	147,762	13,414	(75,000)	147,959
Senior unsecured notes payable	—	—	493,359	—	493,359
Senior secured revolving credit facility and working capital facilities, less current portion	—	32,578	50,000	—	82,578
Intercompany notes payable	174,413	174,413	—	(348,826)	—
Long-term contingent earnout obligation, less current portion	5,079	—	—	—	5,079
Deferred tax liability, noncurrent	—	3,250	—	—	3,250
Other long-term liabilities	3,232	10,993	—	—	14,225
Total liabilities	244,507	368,996	556,773	(423,826)	746,450
Commitments and contingencies
Stockholders’ equity (deficit)	960,709	57,609	526,093	(1,177,101)	367,310
Total liabilities and stockholders' equity (deficit)	$1,205,216	$426,605	$1,082,866	$(1,600,927)	$1,113,760

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2015

(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals

Net cash provided by operating activities	$2,226	$3,938	$—	$—	$6,164
Investing activities:
Cash paid for acquisitions, net	(2,299)	—	—	—	(2,299)
Purchases of building, equipment and leasehold improvements, net	(1,670)	(559)	—	—	(2,229)
Working capital and other settlements for acquisitions	(91)	—	—	—	(91)
Proceeds from foreign currency net investment hedges	4,812	—	—	—	4,812
Other	(1,250)	—	—	—	(1,250)
Net cash used in investing activities	(498)	(559)	—	—	(1,057)
Financing activities:
Borrowings under senior secured revolving credit facility	—	—	25,478	—	25,478
Proceeds from the exercise of options and warrants	—	—	8,855	—	8,855
Excess tax benefit related to share-based compensation	—	—	2,086	—	2,086
Net repayments under working capital facilities	—	(132)	—	—	(132)
Repayment of contingent earnout obligation	—	(1,023)	—	—	(1,023)
Repayment under senior secured revolving credit facility	—	—	(29,331)	—	(29,331)
Intercompany notes and investments and other	7,088	—	(7,088)	—	—
Net cash provided by (used in) financing activities	7,088	(1,155)	—	—	5,933
Exchange rate impact on cash and cash equivalents	—	(509)	—	—	(509)
Net increase in cash and cash equivalents	8,816	1,715	—	—	10,531
Cash and cash equivalents, beginning of period	388	9,363	—	—	9,751
Cash and cash equivalents, end of period	$9,204	$11,078	$—	$—	$20,282

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2016

(In thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ExamWorks Group, Inc. (Parent Corporation)	Consolidation and Elimination Entries	Consolidated Totals

Net cash provided by operating activities	$13,500	$2,266	$—	$—	$15,766
Investing activities:
Cash paid for acquisitions, net	(92,348)	—	—	—	(92,348)
Purchases of building, equipment and leasehold improvements, net	(1,179)	(1,558)	—	—	(2,737)
Working capital and other settlements for acquisitions	(271)	—	—	—	(271)
Proceeds from foreign currency net investment hedge	1,649	—	—	—	1,649
Other	(150)	—	—	—	(150)
Net cash used in investing activities	(92,299)	(1,558)	—	—	(93,857)
Financing activities:
Borrowings under senior secured revolving credit facility	—	—	75,000	—	75,000
Excess tax benefit related to share-based compensation	—	—	4,766	—	4,766
Proceeds from the exercise of options and warrants	—	—	582	—	582
Net repayments under working capital facilities	—	(1,623)	—	—	(1,623)
Purchases of stock for treasury	—	—	(8,006)	—	(8,006)
Repayment under senior secured revolving credit facility	—	—	(25,000)	—	(25,000)
Intercompany notes and investments and other	47,342	—	(47,342)	—	—
Net cash provided by (used in) financing activities	47,342	(1,623)	—	—	45,719
Exchange rate impact on cash and cash equivalents	—	506	—	—	506
Net decrease in cash and cash equivalents	(31,457)	(409)	—	—	(31,866)
Cash and cash equivalents, beginning of period	33,011	14,854	—	—	47,865
Cash and cash equivalents, end of period	$1,554	$14,445	$—	$—	$15,999

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(15)            Subsequent Events

(a)              Acquisitions

     On April 5, 2016, the Company completed the acquisition of substantially all of the assets of Prizm LLC and certain of its affiliates, an IME provider based in Marlton, New Jersey, with annual revenues of approximately $10.0 million, strengthening the Company's market position in the IME Industry.

(b)              Merger

 On April 27, 2016, the Company announced that it had entered into a definitive merger agreement to be acquired by an affiliate of Leonard Green & Partners, L.P., for $35.05 per share in cash, representing a total transaction value of approximately $2.2 billion. The merger is subject to approval by the Company’s stockholders and other customary closing conditions. In accordance with the merger agreement’s “go shop” provision, the Company will conduct a market test for 25 business days concluding June 1, 2016. There are no guarantees that the go shop process will result in a superior proposal. The merger is currently expected to close in the third quarter of 2016.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to “ExamWorks,” “the Company,” “we,” “our,” and “us” mean ExamWorks Group, Inc. and its consolidated subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Forward-looking statements convey current expectations or forecasts of future events for ExamWorks. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking. You can identify forward-looking statements by terminology such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” “can,” “continue,” or “may,” or the negative of these terms or other similar expressions that convey uncertainty of future events or outcomes. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A. of this Quarterly Report on Form 10-Q and elsewhere in this report, and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this report.

Our Business

We are a leading provider of IMEs, peer and bill reviews, Medicare compliance services, case management services and other related services, which include legal support services, administrative support services, medical record retrieval services and document management services. We were incorporated as a Delaware corporation on April 27, 2007. From July 14, 2008 through the date of this filing, we have acquired 57 IME services businesses, including a leading provider of software solutions to the IME industry. We currently operate out of 71 service centers servicing all 50 U.S. states, Canada, the United Kingdom and Australia. We conduct our business through four geographic segments: the United States, Canada, the United Kingdom and Australia.

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

We provide our clients with the local presence, expertise and broad geographic coverage they increasingly require. Our size and geographic reach give our clients access to our medical panel of credentialed physicians and other medical providers and our proprietary information technology infrastructure that has been specifically designed to streamline the complex process of coordinating referrals, scheduling appointments, complying with regulations and client reporting. Our primary service is to provide IMEs that give our clients authoritative and accurate answers to questions regarding the nature and permanency of medical conditions or personal injury, their cause and appropriate treatment. Additionally, we provide peer and bill reviews, which consist of medical opinions by members of our medical panel without conducting physical exams, and the review of physician and hospital bills to examine medical care rendered and its conformity to accepted standards of care. Further, we provide Medicare compliance services, including Medicare set-aside and reporting services that help mitigate costs and promote compliance, and case management services, which include managing the medical and vocational cases of injured workers to facilitate timely recovery and/or return to work. We also provide record retrieval, document management and electronic summary services, which services are critical for efficient and effective handling of claims and litigation processes, including the provision of IMEs. Prior to the MES acquisition in February 2011, we marketed our services primarily under the ExamWorks brand.  Initially with the MES acquisition and subsequently with the Premex and MedHealth acquisitions, we began to market our services under several brands, including but not limited to, ExamWorks, MES, Premex and MedHealth. Further, with the acquisition of Gould & Lamb in February 2014 and Ability Services Network and MedAllocators in June 2014, we expanded our presence in Medicare compliance services, including Medicare set-aside and reporting services, that help mitigate costs and promote compliance, and case management services, which include managing the medical and vocational cases of injured workers to facilitate timely recovery and/or return to work. These services are marketed under ExamWorks Clinical Solutions. With the acquisition of ABI in January 2016, we entered the complementary record retrieval and document management services market of our industry which consists of retrieving, sorting and summarizing records and other documents used to resolve insurance claims or facilitate other IME services.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Significant Recent Developments

Merger

  On April 27, 2016, we announced our entry into a definitive merger agreement to be acquired by an affiliate of Leonard Green & Partners, L.P., for $35.05 per share in cash, representing a total transaction value of approximately $2.2 billion. The merger is subject to approval by our stockholders and other customary closing conditions. In accordance with the merger agreement’s “go shop” provision, we will conduct a market test for 25 business days concluding June 1, 2016. There are no guarantees that the go shop process will result in a superior proposal. The merger is currently expected to close in the third quarter of 2016.

Acquisitions

A key feature of our strategy is to grow our business organically by selling additional services to existing clients, cross-selling into additional insurance lines of business and expanding our geographic footprint with existing clients. Because we operate in a highly fragmented industry, and have completed numerous acquisitions, another component of our business strategy has historically been and continues to be growth through acquisitions that expand our geographic coverage, provide new or complementary lines of business, expand our portfolio of services, and increase our market share. For example, our acquisition of MedHealth in August 2012 enabled us to enter the Australian market and expand our range of clients and services, and increase our international market presence. Similarly, our acquisitions of Gould & Lamb in February 2014 and Ability Services Network and MedAllocators in June 2014 enabled us to expand our presence in the Medicare compliance services and case management services markets, and our acquisition of ABI in January 2016 enabled us to establish our presence in the record retrieval and document management markets, and to expand our range of services to new and existing clients. To date, we have completed 57 acquisitions, and below we include the acquisitions completed in 2015 and 2016:

Acquisition Date	Name
April 5, 2016	•	Prizm
January 19, 2016	•	Advanced Medical Reviews
January 8, 2016	•	ABI
November 23, 2015	•	Argent
October 30, 2015	•	First Choice
July 13, 2015	•	Karen Rucas & Associates
April 14, 2015	•	Landmark Exams & Maven Exams
January 2, 2015	•	ReliableRS

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

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

	For the three months ended March 31,
	2015	2016
Revenues	$196,316	$226,503
Costs and expenses:
Costs of revenues	128,176	149,126
Selling, general and administrative expenses	42,152	47,339
Depreciation and amortization	14,848	16,636
Total costs and expenses	185,176	213,101
Income from operations	11,140	13,402
Interest and other expenses, net	8,004	8,399
Income before income taxes	3,136	5,003
Provision for income taxes	1,112	1,743
Net income	$2,024	$3,260

Per share data
Net income per share
Basic	$0.05	$0.08
Diluted	$0.05	$0.08

Weighted average number of common shares outstanding
Basic	40,418	40,805
Diluted	42,680	42,362

Other Financial Data:
Adjusted EBITDA(1)	$31,952	$37,484

(1)	Adjusted EBITDA is a non-GAAP measure that is described and reconciled to net income in the next section and is not a substitute for the GAAP equivalent.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Adjusted EBITDA

In connection with the ongoing operation of our business, our management regularly reviews Adjusted EBITDA, a non-GAAP financial measure, to assess our performance. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, acquisition-related transaction costs, share-based compensation expenses, and other (income) expenses. We believe that Adjusted EBITDA is an important measure of our operating performance because it allows management, lenders, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of changes to our capitalization structure, acquisition related costs, income tax status, and other items of a non-operational nature that affect comparability.

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

The following table presents a reconciliation to Adjusted EBITDA from net income, the most comparable GAAP measure, for each of the periods indicated (in thousands):

	For the three months ended March 31,
	2015	2016
Net income	$2,024	$3,260
Share-based compensation expense (1)	6,136	5,419
Depreciation and amortization	14,848	16,636
Acquisition-related transaction costs	559	1,058
Other (income) expenses (2)	(731)	969
Interest and other expenses, net	8,004	8,399
Provision for income taxes	1,112	1,743
Adjusted EBITDA	$31,952	$37,484

(1)

Share-based compensation expense of $469,000 and $307,000 is included in costs of revenues for the three months ended March 31, 2015 and 2016, respectively, and the remainder is included in SGA expenses.

(2)

Other (income) expenses consist principally of integration related expenses, such as facility termination, severance and relocation costs and gains or losses on earnout settlements associated with our acquisition strategy.

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenues. Revenues were $226.5 million for the three months ended March 31, 2016 compared to $196.3 million for the three months ended March 31, 2015, an increase of $30.2 million, or 15%. Of the increase in revenues compared to 2015, $23.6 million, or 12%, was attributable to acquisitions completed in 2015 and 2016 net of the impact of a U.K. business line closed in late 2015, and $6.6 million, or 3%, was due to growth in our existing businesses.

●	U.S. segment revenues were $149.4 million for the three months ended March 31, 2016 compared to $121.7 million for the three months ended March 31, 2015, an increase of $27.7 million, or 23%. Of the increase in U.S. revenues compared to 2015, $21.5 million, or 18%, was attributable to acquisitions completed in 2015 and 2016 and $6.2 million, or 5%, was due to growth in our existing businesses, of which approximately 75% related to increases in our IME and other related services product group. Of the 5% growth in our existing businesses, approximately 4% of the growth was due to increased service volumes, and the balance was due to a favorable change in sales mix.

●

Canada segment revenues were $9.5 million for the three months ended March 31, 2016 compared to $8.0 million for the three months ended March 31, 2015, an increase of $1.5 million, or 19%. Of the increase in Canada revenues compared to 2015, $222,000, or 3%, was attributable to an acquisition completed in 2015 and $1.3 million, or 16%, was due to growth in our existing businesses. Excluding the impact of currency, the existing Canada businesses grew 29%. The constant currency growth in Canada revenues compared to 2015 was primarily due to increased IME service volumes, and to a lesser extent, a favorable change in sales mix.

●

U.K. segment revenues were $47.9 million for the three months ended March 31, 2016 compared to $47.4 million for the three months ended March 31, 2015, an increase of $489,000, or 1%. Of the increase in U.K. revenues compared to 2015, $1.8 million, or 4%, was attributable to an acquisition completed in 2015 net of the impact of a business line closed in late 2015, offset by a decline of $1.3 million, or 3%, in our existing businesses. Excluding the impact of currency, the existing U.K. businesses grew by 3%. The constant currency increase in U.K. revenues compared to 2015 was due to increased service volumes.

●

Australia segment revenues were $19.7 million for the three months ended March 31, 2016 compared to $19.2 million for the three months ended March 31, 2015, an increase of $471,000, or 3%, due to growth in our existing business. Excluding the impact of currency, the existing Australia business grew 12%. The constant currency growth in Australian revenues compared to 2015 was primarily due to a favorable change in sales mix, and to a lesser extent, increased IME service volumes.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Costs of revenues. Costs of revenues were $149.1 million for the three months ended March 31, 2016 compared to $128.2 million for the three months ended March 31, 2015, an increase of $21.0 million, or 16%. Of the increase in costs of revenues compared to 2015, $17.1 million, or 13%, was attributable to acquisitions completed in 2015 and 2016 and $3.8 million, or 3%, was related to our existing businesses and was primarily attributable to an increase in fees paid to members of our medical panel, as these fees are variable in nature, and, to a lesser extent, an increase in other direct costs. Costs of revenues as a percentage of revenues was 65.8% for the three months ended March 31, 2016, a 0.5% increase from 65.3% for the three months ended March 31, 2015.

Selling, general and administrative. SGA expenses were $47.3 million for the three months ended March 31, 2016 compared to $42.2 million for the three months ended March 31, 2015, an increase of $5.2 million, or 12%. Of the increase in SGA expenses compared to 2015, $4.1 million, or 10%, was attributable to acquisitions completed in 2015 and 2016, and $1.1 million, or 3%, related to our existing businesses primarily attributable to $423,000 in increased personnel expenses, offset by decreases in referral commissions in our U.K. business. In addition, acquisition-related transaction costs and other expenses increased $2.2 million primarily due to higher acquisition activity in the first quarter of 2016.

Depreciation and amortization. D&A expenses were $16.6 million for the three months ended March 31, 2016 compared to $14.8 million for the of D&A attributable three months ended March 31, 2015, an increase of $1.8 million, or 12%. D&A attributable to our existing businesses decreased $2.9 million as historic, finite-lived intangible and tangible assets became fully amortized, offset by an increase of $4.7 million to acquisitions completed in 2015 and 2016.

Interest and other expenses, net. Interest and other expenses, net were $8.4 million for the three months ended March 31, 2016 compared to $8.0 million for the three months ended March 31, 2015, an increase of $395,000, or 5%. Interest and other expenses, net, increased primarily due to higher average debt balances, offset by decreased rates of interest charged.

Provision for income taxes. Provision for income taxes was $1.7 million for the three months ended March 31, 2016 compared with a provision for income taxes of $1.1 million for the three months ended March 31, 2015, an increase of $631,000, or 57%. Our effective income tax rate was approximately 34.8% and 35.5% for the three months ended March 31, 2016 and 2015, respectively. The tax rates in the 2016 and 2015 periods were impacted primarily by elections made for certain foreign acquisitions, foreign rate differentials and non-deductible items.

Net income. For the foregoing reasons, net income was $3.3 million for the three months ended March 31, 2016 compared to $2.0 million for the three months ended March 31, 2015.

Adjusted EBITDA. Adjusted EBITDA was $37.5 million for the three months ended March 31, 2016 compared to $32.0 million for the three months ended March 31, 2015, an increase of $5.5 million, or 17%. The increase in Adjusted EBITDA was primarily due to the 15% increase in revenues and the positive operating leverage resulting from this increased revenue. Adjusted EBITDA is also described as Segment Profit elsewhere in this Report.

●

U.S. segment Adjusted EBITDA was $22.9 million for the three months ended March 31, 2016 compared to $19.5 million for the three months ended March 31, 2015, an increase of $3.4 million, or 17%. The increase in U.S. segment Adjusted EBITDA was due to the 23% increase in U.S. segment revenues and a similar percentage increase in costs of revenues and SGA expenses primarily due to an increase in fees paid to members of our medical panel, as these fees are variable in nature, and increased personnel expense to support the growth in our business, excluding share-based compensation.

●

Canada segment Adjusted EBITDA was $968,000 for the three months ended March 31, 2016 compared to $634,000 for the three months ended March 31, 2015, an increase of $334,000, or 53%. On a constant currency basis, Canada segment Adjusted EBITDA increased 74%. The constant currency increase in Canada segment Adjusted EBITDA was due to the 32% increase in Canada segment revenues, partially offset by a 28% increase in costs of revenues and SGA expenses primarily due to increased fees paid to members of our medical panel, as these fees are variable in nature, reflecting positive operating leverage.

●

U.K. segment Adjusted EBITDA was $9.8 million for the three months ended March 31, 2016 compared to $7.7 million for the three months ended March 31, 2015, an increase of $2.1 million, or 27%. On a constant currency basis, U.K. segment Adjusted EBITDA increased 34%. The constant currency increase in U.K segment Adjusted EBITDA was due to the 7% increase in U.K. segment revenues, partially offset by a 5% increase in costs of revenues and SGA expenses primarily due to increased fees paid to members of our medical panel, as these fees are variable in nature, reflecting positive operating leverage.

●

Australia segment Adjusted EBITDA was $3.8 million for the three months ended March 31, 2016 compared to $4.1 million for the three months ended March 31, 2015, a decrease of $265,000, or 7%. On a constant currency basis, Australia segment Adjusted EBITDA increased 2%. The constant currency increase in Australia segment Adjusted EBITDA was due to the 12% increase in Australia segment revenues, partially offset by a 14% increase in costs of revenues and SGA expenses primarily due to increased fees paid to members of our medical panel, as these fees are variable in nature, and increased personnel expenses.

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

Information related to our credit facilities, the Notes and cash flows as of March 31, 2016 follows below.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Borrowings under the Amended and Restated Credit Facility bear interest at either (i) LIBOR plus the applicable margin or (ii) a base rate (equal to the highest of (a) the federal funds rate plus 0.5%, (b) the Bank of America prime rate and (c) LIBOR (using a one-month period) plus 1.0%, plus the applicable margin, as we elect. The applicable margin means a percentage per annum determined in accordance with the following table:

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

The Amended and Restated Credit Facility contains restrictive covenants, including among other things financial covenants requiring us to not exceed a maximum consolidated senior secured leverage coverage ratio, a maximum total consolidated leverage ratio and to maintain a minimum consolidated fixed charge coverage ratio. The Amended and Restated Credit Facility also restricts our ability (subject to certain exceptions) to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and make other payments in respect of capital stock, make certain investments, sell assets, change its lines of business, enter into transactions with affiliates and other corporate actions. As of March 31, 2016, the Company was in compliance with the financial covenants in the Amended and Restated Credit Facility.

The Amended and Restated Credit Facility also includes events of default typical of these types of credit facilities and transactions, including, but not limited to, the nonpayment of principal, interest, fees or other amounts owing under the new Amended and Restated Credit Facility, the violation of covenants, the inaccuracy of representations and warranties, cross defaults, insolvency, certain ERISA events, material judgments and change of control. The occurrence of an event of default could result in the lenders not being required to lend any additional amounts and the acceleration of obligations under the Amended and Restated Credit Facility, causing such obligations to be due and payable immediately, which could materially and adversely affect us.

As of March 31, 2016, we had $50.0 million outstanding under the Amended and Restated Credit Facility, resulting in $250.0 million of undrawn commitments.

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

On June 28, 2013, UKIM entered into an amendment to extend the term of the existing UKIM SFA by 24 months from June 28, 2013, to amend the discount margin to 2.4% over Base Rate and to provide that payments by UKIM for certain non-working capital purposes are permitted under the UKIM SFA. Further, on April 16, 2015, UKIM entered into an amendment to extend the term of the existing UKIM SFA for an additional 36 months from the amendment date and to amend the discount margin to 2.05% over Base Rate (0.5% rate on March 31, 2016). The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of March 31, 2016, UKIM had $6.0 million outstanding under the working capital facility, resulting in approximately $1.2 million in availability.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

On June 28, 2013, Premex entered into an amendment to extend the term of the existing Premex SFA by 24 months from June 28, 2013, and to provide that payments by Premex for certain non-working capital purposes are permitted under the Premex SFA. Further, on April 16, 2015, Premex entered into an amendment to extend the term of the existing Premex SFA for an additional 36 months from the amendment date and to amend the discount margin to 2.05% over Base Rate (0.5% rate on March 31, 2016). The working capital facility operates on a co-terminus and cross-default basis with other facilities provided by Barclays and with the Senior Secured Revolving Credit Facility. As of March 31, 2016, Premex had $26.6 million outstanding under the working capital facility, resulting in approximately $11.5 million in availability.

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

Cash Flow Summary

Cash and cash equivalents were $16.0 million at March 31, 2016 as compared with $20.3 million at March 31, 2015.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Our cash flows from operating, investing and financing activities, as reported in our consolidated financial statements included elsewhere in this report, are summarized as follows (in thousands):

	For the three months ended March 31,
	2015	2016
Net cash provided by operating activities	$6,164	$15,766
Net cash used in investing activities	(1,057)	(93,857)
Net cash provided by financing activities	5,933	45,719
Exchange rate impact on cash and cash equivalents	(509)	506
Net increase (decrease) in cash and cash equivalents	$10,531	$(31,866)

Operating Activities. Net cash provided by operating activities was $15.8 million for the three months ended March 31, 2016, compared with net cash provided by operating activities of $6.2 million for the three months ended March 31, 2015. Net cash provided by operating activities for 2016 consisted of our net income of $3.3 million and net non-cash charges of $20.2 million (principally including $16.6 million in depreciation and amortization and $5.4 million in share-based compensation, offset by the excess tax benefit related to share-based compensation of $4.8 million), offset by a net increase in working capital of approximately $7.7 million in 2016. The increase in working capital in 2016 primarily consisted of increases in accounts receivable and decreases to accounts payable and accrued expenses, offset by increased accrued interest expense.

Net cash provided by operating activities for 2015 consisted of our net income of $2.0 million and net non-cash charges of $19.8 million (principally including $14.8 million in depreciation and amortization and $6.1 million in share-based compensation, offset by the excess tax benefit related to share-based compensation of $2.1 million), offset by a net increase in working capital of approximately $15.6 million. The 2015 increase in working capital primarily consisted of increases in accounts receivable in our U.K. business and decreased accrued interest expense, offset by increased accounts payable and accrued expenses.

Investing Activities. Net cash used in investing activities was $93.9 million for the three months ended March 31, 2016 as compared to net cash used in investing activities of $1.1 million for the three months ended March 31, 2015. The increased use was due primarily to greater acquisition activity in the first quarter of 2016.

Net cash used in investing activities for 2015 was primarily attributable to cash paid for acquisitions and working capital and other settlements for acquisitions of $4.5 million and cash paid for other investing activities of $1.3 million, offset by proceeds from foreign currency net investment hedges of $4.8 million.

Financing Activities. Net cash provided by financing activities was $45.7 million for the three months ended March 31, 2016 as compared to net cash provided by financing activities of $5.9 million for the three months ended March 31, 2015. This 2016 cash provision was primarily attributable to net borrowings under our Amended and Restated Credit Facility of $50.0 million and the excess tax benefit related to share-based compensation of $4.8 million, offset by purchases of stock for treasury of $8.0 million.

Net cash provided by financing activities for 2015 was primarily attributable to the proceeds from the exercise of options and warrants of $8.9 million and the excess tax benefit related to share-based compensation of $2.1 million, offset by net repayments under our Senior Secured Revolving Credit Facility of $3.9 million.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Contractual Obligations and Commitments

Our contractual cash payment obligations as of March 31, 2016 are set forth below (in thousands):

			Payments due by year ending December 31,
	Total	Period from April 1, 2016 to December 31, 2016	2017	2018	2019	2020	Thereafter
Amounts outstanding under notes payable	$500,000	$—	$—	$—	$—	$—	$500,000

Amounts outstanding under senior secured revolving credit facility	50,000	—	—	—	—	50,000	—

Operating leases	54,906	11,780	14,162	11,771	8,185	5,134	3,874

Amounts outstanding under working capital facilities	32,578	—	—	32,578	—	—	—

Totals	$637,484	$11,780	$14,162	$44,349	$8,185	$55,134	$503,874

As of March 31, 2016, we leased our office spaces for our corporate locations in Atlanta, Georgia and New York, New York and also for our 71 service centers in various cities under non-cancelable lease agreements. We own office facilities in Sarasota, Florida and Buffalo, New York.

We have certain contractual obligations including various debt agreements with requirements to make interest payments. Amounts outstanding under the Notes are subject to a fixed interest rate of 5.625% and interest is expected to be $28.1 million annually with semi-annual payments that began in October 2015 and end in April 2023. Additionally, certain amounts are subject to the level of borrowings in future periods and the interest rate for the applicable periods, and therefore the amounts of these payments are not determinable. Based upon amounts outstanding at March 31, 2016 and applicable interest rates currently ranging between 2.55% and 4.75%, interest amounts are expected to be approximately $1.8 million for the nine months ended December 31, 2016, approximately $2.4 million for the year ended December 31, 2017 and approximately $1.8 million for the year ended December 31, 2018.

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

Revenue related to other IME services, including litigation support services, medical record retrieval services, document management services and case management, where no report is generated, is recognized at the time the service is performed. We believe that recognizing revenue at the time the service is performed is appropriate because we meet the following four criteria in accordance with ASC 605-10-S25, (i) persuasive evidence that arrangement exists, (ii) services have been rendered, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured.

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

We assume, that on average, all accounts receivable will be collected within one year and thus classify these as current assets; however, there are certain receivables, principally in the U.K., that have aged longer than one year as of December 31, 2015 and March 31, 2016, and we have recorded an estimate for those receivables that will not be collected within one year as long-term in the consolidated balance sheets contained elsewhere in this report.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

 We performed our annual impairment review of goodwill in October 2015 and reviewed subsequent events through March 31, 2016 and determined that the fair value of our reporting units substantially exceed their carrying value, and goodwill was not impaired as of March 31, 2016. Further, we believe that there have been no facts or circumstances through the date of this filing that indicate an impairment of goodwill or other intangible assets exists.

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

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of comprehensive income (loss). Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheets.

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

Our expected volatility assumptions are based upon the weighted average of our implied volatility, our mean reversion volatility and the median of our peer group’s most recent historical volatilities for 2015 stock option grants. Expected life assumptions are based upon the “simplified” method for those options issued in 2015 and prior, which were determined to be issued approximately at-the-money. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

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

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Financial Instruments

Our financial assets and (liabilities), which are measured at fair value on a recurring basis, are categorized using the fair value hierarchy at December 31, 2015 and March 31, 2016, and are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2015
Financial instruments:
Foreign currency derivative asset	$—	$848	$—	$848
Foreign currency derivative liability	—	(1,215)	—	(1,215)

As of March 31, 2016
Financial instruments:
Contingent consideration	$—	$—	$(7,635)	$(7,635)
Foreign currency derivative liability	—	(2,122)	—	(2,122)

The contingent consideration relates to earnout provisions recorded in conjunction with a 2016 acquisition (see Note 3 to the consolidated financial statements included elsewhere in this report). The fair value of the foreign currency derivative was determined using observable market inputs such as foreign currency exchange rates and considers our nonperformance risk and that of our counterparties.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

 In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-05”), which define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Currently, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. This going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. This ASU provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern and the related footnote disclosures. The amendments are effective for the year ending December 31, 2016, and for interim periods beginning the first quarter of 2017, with early adoption permitted. We have adopted the provisions during the year ending December 31, 2016 and will provide such disclosures as required if there are conditions and events that raise substantial doubt about our ability to continue as a going concern. Adoption did not have a material impact on our financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. Additionally, in August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”) which amends ASU 2015-03, which did not address the balance sheet presentation of debt issuance costs incurred in connection with line-of-credit arrangements. Under ASU 2015-15, a Company may defer debt issuance costs associated with line-of-credit arrangements and present such costs as an asset, subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings. The amendments in these updates were effective for fiscal periods beginning on or after December 15, 2015, and interim periods within those fiscal years, were applied retrospectively and represent a change in accounting principle.

We adopted the provisions of these amendments in January of 2016. As a result, approximately $6.9 million and $6.6 million of debt issuance costs related to the Notes were reclassified from deferred financing costs to Notes payable in the accompanying consolidated balance sheets as of December 31, 2015 and March 31, 2016, respectively. We elected to continue presenting the deferred financing costs associated with our Senior Secured Revolving Credit Facility as deferred financing costs, net in the accompanying consolidated balance sheets.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”) which requires that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. We adopted the provisions of this ASU prospectively in the first quarter of 2016, and did not retrospectively adjust prior periods. The adoption of ASU 2015-16 did not have a significant impact on our financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for financial statements issued for interim and annual periods beginning after December 15, 2016. Earlier adoption is permitted for all entities as of the beginning of an interim or annual reporting period. This amendment may be applied either prospectively or retrospectively to all periods presented. We adopted the provisions of this ASU prospectively in the fourth quarter of 2015, and did not retrospectively adjust prior periods. The adoption of ASU 2015-17 did not have a significant impact on our financial position, results of operations or cash flows.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, (Topic 606): Revenue from Contracts with Customers (“ASU 2014-09”) which supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2016. We are currently evaluating the impact of this standard on our financial position, results of operations and cash flows.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which addresses certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We plan to adopt the provisions for the year ending December 31, 2018 and currently do not expect the adoption to have a material impact on our financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to recognize on the balance sheet a right-of-use asset, representing their right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than twelve months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of this standard on our financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments” (“ASU 2016-06”), which will reduce diversity of practice in identifying embedded derivatives in debt instruments. ASU 2016-06 clarifies that the nature of an exercise contingency is not subject to the “clearly and closely” criteria for purposes of assessing whether the call or put option must be separated from the debt instrument and accounted for separately as a derivative. The amendments in this update are effective for fiscal period beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. We plan to adopt the provisions for the year ending December 31, 2017 and currently do not expect the adoption to have a material impact on our financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations. The amendments in this update are effective for fiscal period beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of this standard on our financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The amendments in this update are effective for fiscal period beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of this standard on our financial position, results of operations and cash flows.

There were various other accounting standards and interpretations issued during 2015 and 2016 we have not yet been required to adopt, none of which are expected to have a material impact on our financial position, results of operations and cash flows.

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

Interest Rate Risk. As of March 31, 2016, we had cash and cash equivalents totaling approximately $16.0 million. These amounts were held for future acquisition and working capital purposes and were held in non-interest bearing accounts, of which $1.6 million was held in the U.S. The U.S. amounts were insured under standard FDIC insurance coverage for deposit accounts up to $250,000, per depositor and account ownership category, at each separately insured depository institution.

Our outstanding debts of $32.6 million and $50.0 million at March 31, 2016 related to indebtedness under our working capital facilities and Amended and Restated Credit Facility contain floating interest rates. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase in our variable rate debt would result in a decrease of approximately $826,000 in our annual pre-tax income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at March 31, 2016.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

Foreign Exchange Risk. As of March 31, 2016, we have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. dollar, namely, the Canadian dollar, the Pound Sterling and the Australian dollar. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently hedge our exposure to foreign currency exchange rate fluctuations related to the Canadian dollar given that the net difference between foreign currency denominated revenue and expenses is immaterial. In the future, however, we may hedge such exposure to foreign currency exchange rate fluctuations in this currency.

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

We settled certain of our hedge positions during the three months ended March 31, 2015 and 2016 and received $4.8 million and $1.6 million, respectively, in net proceeds. This amount was classified in accumulated other comprehensive income (loss) in our consolidated balance sheet (see Note 2 to the consolidated financial statements included elsewhere in this report), offsetting the currency translation adjustment of the related net investment that is also recorded in accumulated other comprehensive income (loss), and is reported net of the effect of income taxes. As of March 31, 2016, we had a net liability of $2.1 million recorded in other current liabilities with the offsetting net unrealized loss being recorded in accumulated other comprehensive income (loss) in our consolidated balance sheets associated with open forward foreign currency contracts which matured in April 2016.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Policy

Since the Company’s incorporation in 2007, the Company has not declared or paid any dividends on its common stock. The Company currently intends to retain all of the Company’s future earnings, if any, to finance the growth and development of the Company’s business and does not anticipate paying cash dividends for the foreseeable future. The Amended and Restated Credit Facility and the Indenture restrict the Company’s ability to pay cash dividends, and any future financing agreements may restrict the Company from paying any type of dividends.

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

2.4	Agreement and Plan of Merger, dated January 8, 2016, by and among ExamWorks, Inc., Orange 12, Inc., ABI Document Support Services Inc., certain Stockholders of ABI Document Support Services Inc., and Bill Glassman, as stockholder representative (filed as Exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission on January 12, 2016 and incorporated by reference herein).

2.5	Share Purchase Agreement, dated January 19, 2016, by and among ExamWorks Group, Inc., Advanced Medical Reviews, Inc., Eytan Alpern, MD, and Barak Mevorak, MD (filed as Exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission on January 20, 2016 and incorporated by reference herein).

3.1.1	Amended and Restated Certificate of Incorporation of ExamWorks (incorporated by reference to Exhibit 3.1 to Form 10-K filed with the Securities and Exchange Commission on March 11, 2011).

3.1.2	Second Amended and Restated Bylaws of ExamWorks (incorporated by reference to Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on October 30, 2013).

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

*Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Company agrees to furnish supplementary copies of any omitted schedules to the Securities and Exchange Commission upon request.

EXAMWORKS GROUP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXAMWORKS GROUP, INC.

Date: May 10, 2016	By:	/s/ J. Miguel Fernandez de Castro
J. Miguel Fernandez de Castro
Senior Executive Vice President and Chief